Form 10-Q
period 2014-09-30
Harvard Apparatus Regenerative Technology, Inc.
filed 2014-11-14
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of November 6, 2014, there were 7,856,607 shares of common stock, par value $0.01 per share, outstanding.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

Form 10-Q

For the Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except par value and per share data)

	September 30,	December 31,
	2014	2013

ASSETS
Current assets:
Cash	$7,722	$14,008
Related party receivables	3	22
Other non-trade receivables	29	-
Inventories, net	157	38
Prepaid expenses	117	421
Other current assets	30	-
Total current assets	8,058	14,489

Property, plant and equipment, net of accumulated depreciation of $504 and $248 at September 30, 2014 and December 31, 2013, respectively	1,354	575
Total non-current assets	1,354	575
Total assets	$9,412	$15,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$254	$244
Related party payable	32	90
Accrued and other current liabilities	430	161
Total current liabilities	716	495
Total non-current liabilities	-	-
Total liabilities	716	495

Commitments and contingencies (note 8)

Stockholders' equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 7,856,607 and 7,742,080 shares issued and outstanding at September 30, 2014 and December 31 2013, respectively	79	77
Additional paid-in capital	18,810	16,466
Accumulated deficit	(10,193)	(1,974)
Accumulated other comprehensive loss	-	-
Total stockholders' equity	8,696	14,569
Total liabilities and stockholders' equity	$9,412	$15,064

See accompanying notes to unaudited consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues	$2	$-	$48	$-
Cost of revenues	1	-	25	-
Gross profit	1	-	23	-

Operating expenses:
Research and development	1,401	1,058	3,832	3,483
Sales and marketing	77	28	241	82
General and administrative	1,199	974	4,165	2,604
Total operating expenses	2,677	2,060	8,238	6,169

Operating loss	(2,676)	(2,060)	(8,215)	(6,169)

Other income (expense), net	(4)	-	(4)	-

Loss before income taxes	(2,680)	(2,060)	(8,219)	(6,169)
Income taxes	-	-	-	-

Net loss	$(2,680)	$(2,060)	$(8,219)	$(6,169)

Basic and diluted net loss per share	$(0.34)	$(0.27)	$(1.05)	$(0.80)
Weighted average common shares, basic and diluted	7,851	7,740	7,809	7,740

Comprehensive loss:
Net loss	$(2,680)	$(2,060)	$(8,219)	$(6,169)
Foreign currency translation adjustments	(3)	-	-	-
Total comprehensive loss	$(2,683)	$(2,060)	$(8,219)	$(6,169)

See accompanying notes to unaudited consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months ended September 30,
	2014	2013

Cash flows used in operating activities:
Net loss:	$(8,219)	$(6,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,926	514
Depreciation	256	123
Changes in operating assets and liabilities:
Decrease in related party receivables	19	-
(Increase) in other non-trade receivables	(29)	-
(Increase) in inventories	(119)	-
Decrease (increase) in prepaid expenses	304	(33)
(Increase) in other current assets	(30)	-
Increase (decrease) in accounts payable	10	(53)
(Decrease) in related party payable	(58)	-
Increase in accrued and other current liabilities	269	21
Net cash used in operating activities	(5,671)	(5,597)

Cash flows used in investing activities:
Additions to property, plant and equipment	(1,033)	(145)
Net cash used in investing activities	(1,033)	(145)

Cash flows from financing activities:
Proceeds from funding provided by Harvard Bioscience, Inc.	-	5,742
Proceeds from issuance of common stock	418	-
Net cash provided by financing activities	418	5,742
Effect of exchange rate changes on cash	-	-
Net (decrease) in cash	(6,286)	-
Cash at the beginning of the period	14,008	-
Cash at the end of the period	$7,722	$-

See accompanying notes to unaudited consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview and Basis of Presentation

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

Unaudited Interim Financial Information

 The accompanying interim balance sheet as of September 30, 2014 and consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2013 are unaudited. The accompanying interim consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2014, its results of operations for the three and nine months ended September 30, 2014 and 2013, and the Company’s consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013.  The financial data and other information disclosed in these notes related to the three and nine month periods ended September 30, 2014 and 2013 are unaudited. The results for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2014, any other interim periods or any future year or period.

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

There are no other recently issued accounting standards that are not yet effective that the Company believes would materially impact the financial statements.

3.	Liquidity

The Company has incurred net losses since inception through September 30, 2014. Since inception, through the Separation, the Company received funding for operating losses from Harvard Bioscience and a $15.0 million cash contribution at the Separation. During the nine month period ended September 30, 2014 the Company received an additional $0.4 million of cash proceeds from stock option exercises. The Company is currently investing significant resources in development and commercialization of products for use in the field of regenerative medicine. The Company expects to continue to incur operating losses and negative cash flows from operations.

4.	Inventories

Inventories consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Finished goods	$-	$7
Raw Materials	157	31
Total	$157	$38

5.	Related Party Transactions

Harvard Bioscience is considered to be a related party to the Company because David Green, the Company’s Chairman and CEO, is also a director of Harvard Bioscience.

Cost Allocations

For periods presented prior to the Separation, HART’s operations were fully integrated with Harvard Bioscience, including executive services, finance, treasury, corporate income tax, human resources, legal services and investor relations. The accompanying financial statements for periods prior to the Separation reflect the application of certain estimates and allocations of operating expenses and the Company believes the methods used to allocate these operating expenses were reasonable. The allocation methods included time devoted to HART activities, headcount, percentage of operating expenses or other relevant measures. Allocations of expenses for these services were $0.7 million for the three month period ended September 30, 2013 and $1.9 million for the nine month period ended September 30, 2013. These allocated expenses are reflected in the total operating expenses in the consolidated statements of operations, in addition to direct expenses.

Agreements with Harvard Bioscience

In connection with the Separation of the Company from Harvard Bioscience, on October 31, 2013 the Company entered into a series of agreements with Harvard Bioscience, including a separation and distribution agreement, a transition services agreement, a tax sharing agreement, a sublicense agreement, a product distribution agreement, an intellectual property matters agreement and a sublease agreement. Some of these agreements require the Company to pay fees to Harvard Bioscience for services provided subsequent to the Separation, and will remain in place through at least October 31, 2014. Expenses recorded under these agreements were $0.1 million and $0.2 million for the three and nine months ended September 30, 2014, respectively.

6.	Concentrations

At the time of the Separation, the Company entered into a 10-year product distribution agreement with Harvard Bioscience under which each company will become the exclusive distributor for the other party for products such other party develops for sale in the markets served by the other. In addition, Harvard Bioscience has agreed that except for certain existing activities of its German subsidiary, to the extent that any Harvard Bioscience businesses desire to resell or distribute any bioreactor that is then manufactured by HART, HART will be the exclusive manufacturer of such bioreactors and Harvard Bioscience will purchase such bioreactors from the Company. Sales to Harvard Bioscience accounted for 100% of the Company’s revenues for the nine months ended September 30, 2014, and its receivables as of September 30, 2014.

7.	Stock-Based Compensation

Harvard Bioscience maintains the Third Amended and Restated 2000 Stock Option and Incentive Plan, (as amended, the “Harvard Bioscience Plan”) for the benefit of certain of its officers, directors and employees. The disclosure of stock-based compensation for the periods prior to the Separation represent the Company’s portion of such plan maintained by Harvard Bioscience in which the Company’s employees and directors participated. The securities underlying all options and awards granted under the Harvard Bioscience Plan consist of shares of Harvard Bioscience common stock.

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

Harvard Bioscience Plan Award Information

During the nine months ended September 30, 2013, all awards were granted to employees and directors at exercise prices equal to or greater than fair market value of the Harvard Bioscience’s common stock on the date of grant.

The following is a summary of stock option and restricted stock unit activity for the nine months ended September 30, 2014:

	Stock Options		Restricted Stock Units
	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value
Balance at December 31, 2013	2,500,339	$3.20	326,185	$5.46
Granted	-	-	-	-
Exercised	(24,704)	3.38	-	-
Vested (RSUs)	-	-	(154,628)	4.70
Cancelled/forfeited	(311,635)	5.58	-	-
Balance at September 30, 2014	2,164,000	$2.85	171,557	$6.14

Stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013, respectively, was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Research and development	$17	$32	$48	$69
Sales and marketing	4	-	11	-
General and administrative	181	188	505	445
Total stock-based compensation	$202	$220	$564	$514

The Company did not capitalize any stock-based compensation related to the Harvard Bioscience Plan.

 Harvard Apparatus Regenerative Technology, Inc. 2013 Equity Incentive Plan

The 2013 Plan was adopted by the Board of Directors on October 11, 2013. The aggregate number of shares authorized for issuance under the Plan is 3,000,000 shares of common stock.

The Company currently has 3,000,000 shares of its common stock reserved for the issuance, exercise or vesting of awards under the 2013 Plan. During the nine months ended September 30, 2014, 150,000 options were granted under the 2013 Plan to HART employees at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant.

The following is a summary of stock option and restricted stock unit activity for the nine months ended September 30, 2014:

	Stock Options		Restricted Stock Units
	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value
Balance at December 31, 2013	2,075,707	$4.34	19,492	$6.00
Granted	150,000	8.40	-	-
Exercised	(115,950)	4.90	-	-
Vested (RSUs)	-	-	(9,796)	6.00
Cancelled/forfeited	(173,634)	4.43	(1,716)	6.00
Balance at September 30, 2014	1,936,123	$4.62	7,980	$6.00

The following assumptions were used to estimate the fair value of stock options granted during the three and nine months ended September 30, 2014:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Volatility	-	74%
Risk-free interest rate	-	1.66%
Expected holding period	-	6.22 years
Dividend Yield	-	- %

No stock options were granted under the 2013 Plan during the three months ended September 30, 2014.

The weighted average fair values of the options granted under the 2013 Plan during the nine months ended September 30, 2014 was $5.55, using the Black-Scholes option-pricing model.

Stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013, respectively, was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Research and development	$83	$-	$396	$-
Sales and marketing	8	-	73	-
General and administrative	162	-	893	-
Total stock-based compensation	$253	$-	$1,362	$-

The Company did not capitalize any stock-based compensation related to the 2013 Plan.

8.	Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. There are no such matters pending that the Company expects to be material in relation to its business, financial condition, and results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include our ability to obtain and maintain regulatory approval for the bioreactors, scaffolds and other devices and product candidates we pursue, including without limitation the HART-Trachea; the success of our clinical trials and device and product development programs and the number of patients who can be treated with our products; the amount and timing of costs associated with our development of bioreactors, scaffolds and other devices and products; our failure to comply with regulations and any changes in regulations; our ability to access debt and equity markets; unpredictable difficulties or delays in the development of new technology; our collaborators not devoting sufficient time and resources to successfully carry out their duties or meet expected deadlines; our ability to attract and retain qualified personnel and key employees and retain senior management; our inability to operate effectively as a stand-alone, publicly traded company; the actual costs of separation may be higher than expected; the availability and price of acceptable raw materials and components from third-party suppliers; difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives; increased competition in the field of regenerative medicine and the financial resources of our competitors; our ability to obtain and maintain intellectual property protection for our device and product candidates; our inability to implement our growth strategy; plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014 or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

Regulatory Update

During the third quarter, the U.S. Food and Drug Administration, or FDA, granted orphan drug status to our HART-Trachea product. Orphan designation is granted when the FDA determines that (a) the drug or biologic addresses an indication affecting less than 200,000 U.S. patients annually and (b) that the Company has provided sufficient information about the product, or the disease or condition for which it is intended, to establish a medically plausible basis for expecting that the product will be effective for the treatment of that disease or condition.

Also, in the third quarter we made progress on our preclinical program in preparation for filing an application for Clinical Trial Authorization, or CTA, with the Medicines and Healthcare Products Regulatory Agency of the U.K., or MHRA. We also, began large animal studies as part of the preclinical program being pursued in preparation for filing an Investigational New Drug application, or IND, with the FDA. As previously disclosed, we expect the preclinical program to continue well into 2015 and for the submissions of a CTA and IND to take place during 2015.

Clinical Update

During the third quarter, we were informed by the principal investigator in the Russian regenerated trachea transplant studies in which we are taking part that one of the patients in that study passed away. We have not been informed of the cause of death. The patient survived more than two years from the initial regenerated trachea transplant surgery that took place in 2012. Prior to that surgery, the patient had suffered several instances of life threatening respiratory failure and infections. The patient was indicated for the initial transplant surgery because there was both a progression of the respiratory failure and traditional tracheal surgery was impossible.

In October 2014, the principal investigator in the Russian regenerated trachea transplant studies informed us that an additional patient had passed away. After the implementation of the HART-Trachea the patient returned to his home country and was lost to clinical follow-up post-surgery. It was reported to the Company by the principle investigator that the cause of death was alcohol-related acute liver failure and that the HART-Trachea did not contribute to the cause of death. This patient survived for mor than a year following his trachea transplant.

Basis of Presentation

Historically, we operated as part of Harvard Bioscience, and not as a stand-alone company. On October 31, 2013, Harvard Bioscience contributed the assets of its regenerative medicine business and $15 million of cash to our company, or HART, and on November 1, 2013 distributed all of the outstanding common shares of HART to Harvard Bioscience’s shareholders on a pro-rata basis. The contribution and related separation is referred to herein as the “Separation” and the distribution is referred to herein as the “Distribution” and the “spin-off”. The consolidated HART financial statements for periods prior to the Separation were prepared on a stand-alone basis and were derived from the financial statements and accounting records of Harvard Bioscience using the historical basis of assets and liabilities of HART. Our financial statements from the periods prior to the Separation include expenses of Harvard Bioscience allocated to HART for certain functions provided by Harvard Bioscience, including, but not limited to, general corporate expenses related to executive services, finance, treasury, corporate income tax, human resources, legal services and investor relations. These expenses were allocated to HART on the basis of headcount, time devoted to HART activities, percentage of operating expenses or other relevant measures. Prior to the Separation, Harvard Bioscience used a centralized approach to manage substantially all of its liquid resources and to finance its operations and, as a result, no separate cash accounts for HART were historically maintained, and debt and liquid resources maintained at the Harvard Bioscience group level are not included in the accompanying consolidated financial statements prior to the Separation. Harvard Bioscience funded all of HART’s operating and capital resource requirements prior to the Distribution. After October 31, 2013, the financial statements reflect the consolidated financial position and results of operations of the Company as an independent publicly traded company.

Relationship with Harvard Bioscience

Prior to November 1, 2013, we were a wholly-owned subsidiary of Harvard Bioscience, Inc. We were incorporated on May 3, 2012 by Harvard Bioscience to provide a means for separating its regenerative medicine device business from its other businesses. Harvard Bioscience first focused on providing devices to scientists involved in regenerative medicine research in 2008. From early 2009 to the Separation, Harvard Bioscience’s regenerative medicine device business initiative operated as a division of Harvard Bioscience. Harvard Bioscience decided to separate its regenerative medicine business into our company, a separate corporate entity, and then to spin off its interest in our business to its stockholders. On October 31, 2013, Harvard Bioscience contributed the assets of its regenerative medicine business and approximately $15 million in cash to us. On November 1, 2013, Harvard Bioscience spun off its interest in our company via a pro-rata distribution of its HART common shares to Harvard Bioscience’s stockholders. As a result of that distribution, Harvard Bioscience is no longer a stockholder of our common stock and no longer controls our operations.   We had no material assets or activities as a separate corporate entity until the contribution to us by Harvard Bioscience of those assets and that business.

On October 31, 2013, we entered into agreements with Harvard Bioscience that will govern the Separation and various interim and ongoing relationships. They provide for, among other things, the transfer from Harvard Bioscience to us of assets and the assumption by us of liabilities comprising our businesses. In accordance with such agreements, we will pay Harvard Bioscience to provide continued services in the areas of accounting, payroll, facilities usage, benefits administration, human resources, information services and various other corporate services, operations, and engineering for periods of up to one year following the Distribution. All of the agreements relating to the Separation were made in the context of a parent-subsidiary relationship and were entered into in the overall context of the Separation. The terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

Harvard Bioscience is considered to be a related party to us because David Green, our Chairman and CEO, is also a director of Harvard Bioscience.

Results of Operations

Components of Operating Loss

Research and development expense. Research and development expense consists of salaries and related expenses, including stock-based compensation, for personnel and contracted consultants and various materials and other costs to develop our new products, primarily: synthetic organ scaffolds, including investigation and development of materials and investigation and optimization of cellularization; 3D organ bioreactors; and for periods prior to 2014, development costs of a stem cell injector, a product that we are not currently pursuing. Other research and development expenses include the costs of outside service providers and material costs for prototype and test units and outside testing facilities performing cell growth and materials experiments, as well as the costs of all other preclinical research and testing and expenses related to potential patents. We expense research and development costs as incurred.

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

Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013:

Research and Development Expense

Research and development expense increased $0.3 million, or 32%, to $1.4 million for the three months ended September 30, 2014 compared with $1.1 million for the three months ended September 30, 2013. An increase in consulting and recruiting fees totaling $0.3 million and increased depreciation for lab and test equipment were offset by a year to year reduction of costs related to our stem cell injector development project which we terminated during 2013.

Sales and Marketing Expense

Sales and marketing expense increased approximately $49,000, or 174%, to $77,000 for the three months ended September 30, 2014 compared with $28,000 for the three months ended September 30, 2013. The increase was primarily due to additional salary-related costs.

General and Administrative Expense

General and administrative expense increased $0.2 million, or 23%, to $1.2 million for the three months ended September 30, 2014 compared with $1.0 million for the three months ended September 30, 2013. Of the $0.2 million increase, direct salary costs increased by $0.1 million over those allocated to our company by Harvard Bioscience and non-cash stock-based compensation expense increased by $0.1 million, primarily due to the initial stock option grants made to employees at the time of the spin-off. General and administrative costs also increased by $0.2 million due to costs associated with being a stand-alone public company, such as external and internal accountants, information technology, legal fees, investor relations, director fees and insurance, those cost increases were offset by a $0.2 million reduction in recruiting expenses.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013:

Research and Development Expense

Research and development expense increased $0.3 million, or 10%, to $3.8 million for the nine months ended September 30, 2014 compared with $3.5 million for the nine months ended September 30, 2013. The effects of a $0.4 million year to year increase in non-cash stock-based compensation expense related to the initial stock option grants made to employees at the time of the spin-off, a $0.2 million increase in recruiting fees, and $0.1million of additional consulting fees were partially offset by a year to year reduction of costs related to our stem cell injector development project which we terminated during 2013.

Sales and Marketing Expense

Sales and marketing expense increased approximately $159,000, or 194%, to $241,000 for the nine months ended September 30, 2014 compared with $82,000 for the nine months ended September 30, 2013. The increase was primarily due to additional salary-related costs of $201,000.

General and Administrative Expense

General and administrative expense increased $1.6 million, or 60%, to $4.2 million for the nine months ended September 30, 2014 compared with $2.6 million for the nine months ended September 30, 2013. Of the $1.6 million increase, $0.9 million was related to an increase in non-cash stock-based compensation expense related to the initial stock option grants made to employees at the time of the spin-off. Additionally, direct salary costs increased by $0.3 million over those allocated to our company by Harvard Bioscience for the nine months ended September 30, 2013. General and administrative expense also increased by $0.5 million due to costs associated with being a stand-alone public company, such as external and internal accountants, information technology, legal fees, investor relations, director fees and insurance.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity.

We have incurred net losses since inception. Since inception, through the Separation, we received funding for operating losses from Harvard Bioscience and a $15.0 million cash contribution at the Separation.

During the nine month period ended September 30, 2014 we received $0.4 million of cash proceeds from exercises of stock options.

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

Operating activities.   Net cash used in operating activities of $5.7 million for the nine months ended September 30, 2014 reflected our $8.2 million net loss, offset by a $1.9 million add-back of non-cash stock-based compensation expense, a $0.3 million add-back for depreciation and $0.3 million of changes in working capital items.

Net cash used in operating activities of $5.6 million for the nine months ended September 30, 2013 reflected our $6.2 million net loss, offset by a $0.5 million add-back of non-cash stock-based compensation expense and a $0.1 million add-back for depreciation.

Investing activities.   Net cash used in investing activities during the nine month periods ended September 30, 2014 and 2013 reflected additions to property, plant and equipment.

Financing activities. Cash generated from financing activities during the nine months ended September 30, 2014 was primarily a result of employees’ exercises of stock options.

Cash generated from financing activities during the nine months ended September 30, 2013 represented Harvard Bioscience’s funding of our business activities.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014.   Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 31, 2014.

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

Date: November 13, 2014

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

