Form 10-K
period 2014-12-31
Harvard Apparatus Regenerative Technology, Inc.
filed 2015-03-27
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

84 October Hill Road, Suite 11, Holliston, Massachusetts 01746

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014 was approximately $73,323,261. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

At March 20, 2015, there were 10,069,676 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2015 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2014

i

This Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), each as amended. The forward-looking statements are principally, but not exclusively, contained in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expects,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “think,” “strategy,” “potential,” “objectives,” “optimistic,” “new,” “goal,” “strategy” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 21 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. Harvard Apparatus Regenerative Technology, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

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

To date, the HART-Trachea has been implanted in five adult human patients. Average survival among the three of these patients who have died to date has been 22 months. This is a significant improvement over the prognosis at the time of implant which was typically just a few months. Of the three patients who have died, none of them have died because of a failure of our scaffold. Two of the patients are still alive. Of those two patients, one is at approximately 9 months and the other is at approximately two and one half years from being first implanted.

Our products are currently in development and have not yet received regulatory approval for sale anywhere in the world.

The Office of Combination Products of the U.S. Food and Drug Administration, or FDA, has confirmed for us that the FDA intends to regulate the HART-Trachea as a combination product under the Biologics License Application, or BLA pathway under the primary jurisdiction of the Center for Biologics Evaluation and Research, or CBER. In the EU, the European Medicines Agency, or EMA, has designated the HART-Trachea as an Advanced Therapy Medicinal Product, or ATMP. The ATMP regulatory pathway in Europe is approximately similar to the BLA pathway in the U.S. The initial indication for which we intend to seek FDA and EMA approvals will be to restore the structure and function of the trachea subsequent to tracheal damage or stenosis due to cancer, injury or infection.

We have received orphan drug designation from the FDA for the HART-Trachea in the U.S. market. Orphan drug designation provides market exclusivity in the U.S. for seven years from the date of the product’s approval for marketing. This exclusivity is in addition to any exclusivity we may obtain due to our patents. Additionally, orphan designation provides a waiver of the BLA application fee of $672,000.

We have also filed an application for orphan designation in the EU for our HART-Trachea product. We expect to receive a response from the EMA with respect to our orphan designation application in the second quarter of 2015. In the EU orphan status would provide market exclusivity for ten years.

We are currently engaged in pre-clinical development of our HART-Trachea. Assuming we are able to complete the necessary pre-clinical work to the satisfaction of the U.S. and EU regulatory agencies we would expect to submit our request for IND approval for the HART-Trachea in the first half of 2016. Assuming we are then able to complete the clinical trials with approximately 30 patients and with a 3 month follow-up period we would expect to submit our BLA application for marketing in late 2017. If we are granted Fast Track, Accelerated Review and Breakthrough status in the U.S. we would expect our BLA to be reviewed quickly in which case it is possible we would receive FDA approval to market the HART-Trachea in the U.S. in the first half of 2018. Because the EU ATMP pathway allows for a “hospital exemption” it is possible that we could begin collecting clinical data in the EU before we do so in the U.S. This may allow us a somewhat faster path to approval in the EU than in the U.S. These estimates depend on many assumptions that are inherently uncertain and on scientific and clinical trials whose outcomes are unknowable at this time. The process of obtaining regulatory marketing clearance or approval is lengthy, expensive, and uncertain, and we cannot be sure that our products will be approved in this timeframe, or at all.

In addition to the trachea, we believe that our bioreactor and scaffold technologies are applicable to the regeneration of other organs. In January 2015 we announced the signing of a joint development agreement with Mayo Clinic to bring the HART-Trachea to clinical trials, and to develop a tissue engineered solution for the esophagus using regenerative medicine principles.

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

Harvard Bioscience decided to separate its regenerative medicine business into our company, a separate corporate entity (the “Separation”), and it spun off its interest in our business to its stockholders in 2013. Prior to the distribution of shares of our common stock to the Harvard Bioscience stockholders (the “Distribution”) Harvard Bioscience contributed the assets of its regenerative medicine business, and approximately $15 million in cash, to our company to fund our operations following the Distribution. The Distribution was effected on November 1, 2013, and since that time we have been a separately traded public company. Also, since that time Harvard Bioscience has not been a stockholder of our common stock and has no longer controlled our operations. We had no material assets or activities as a separate corporate entity until the contribution to us by Harvard Bioscience of the regenerative medicine assets and business.

In connection with the Separation and immediately prior to the Distribution, we entered into a Separation and Distribution Agreement, Intellectual Property Matters Agreement, Product Distribution Agreement, Tax Sharing Agreement, Transition Services Agreement, and Sublicense Agreement with Harvard Bioscience to effect the Separation and Distribution and provide a framework for our relationship with Harvard Bioscience after the Separation. These agreements govern the current relationships among us and Harvard Bioscience and provided for the allocation among us and Harvard Bioscience of Harvard Bioscience’s assets, liabilities and obligations (including employee benefits and tax-related assets and liabilities) attributable to periods prior to the Separation.

Market Opportunity

There are two major sources of life-threatening constrictions of the trachea: trachea stenosis (narrowing of the trachea caused by physical damage) and trachea cancer. We engaged third parties to analyze databases of clinical records of patients diagnosed with life-threatening trachea stenosis or trachea cancer, and based on that analysis we estimate that there are approximately 7,700 patients per year in the U.S. and EU combined. For more details please see the section “Industry Overview — Overview of the Trachea Transplant Opportunity” below.

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

Additionally, we believe that our current technology may also in the future be used to address replacement or partial replacement of the esophagus and other hollow, tubular organs in the body. We believe that these markets collectively contain considerably more potential patients with life-threatening and expensive conditions than exist for the trachea alone.

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

Although the improved anti-rejection drugs increased the life expectancy for patients receiving organ transplants, they came with harmful side effects that shortened the recipient’s natural life span. In addition to the side effects, the anti-rejection drugs are also very expensive and can cost $20,000 to $30,000 per year and must be taken for as long as the patient lives. Despite the side effects and costs, organ transplants have become common enough that the shortage of donors is now a key constraint to organ transplants. To increase the number of organ transplants the U.S. government made a considerable effort to increase organ donation. This included Congress passing seven separate pieces of legislation, Medicare paying for donor transplants, several Surgeons General making personal appeals for more organ donors and the U.S. Department of Health and Human Services making the Emmy award-winning documentary No Greater Love on the benefits of organ donation. Despite all these efforts, waiting lists for organ transplants continued to grow and by 2011 there were over 100,000 Americans waiting for a donor organ.

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

We believe our products will overcome the major challenges in trachea and other organ transplantation. Unlike traditional organ transplants, our products will eliminate the need for a donor because the scaffold will be manufactured in a factory. In addition, for hollow organs, such as the trachea, our technology enables the production of an implant that precisely matches the patient’s anatomy. Because we use the patient’s own bone marrow cells to seed the scaffold, our technology also eliminates the risk and expense of lifelong anti-rejection drug therapy. In addition, patients with trachea cancer treated using our technology have not required either chemotherapy or radiation therapy after the transplant, thus eliminating the significant side effects and expense of such therapies. Because these substantial costs can be reduced or even eliminated with our technology, we believe our products can both help save lives and reduce overall healthcare costs.

Further, human embryonic stem cells have not been used in any of the procedures involving our trachea transplant products. This eliminates both the medical risks and ethical controversy associated with regenerative medicine approaches using human embryonic stem cells and other controversial sources of cells.

We believe the use of our products together with the patient’s own bone marrow cells solves both the major challenges facing organ transplant: a synthetic scaffold avoids the need to wait for a donor and the use of the patient’s own cells avoids the risk and costs of anti-rejection drug therapy. The first application of our products is in trachea repair or replacement but we believe the technology can be developed to apply to other important human organ transplants as well.

Our Strategy

Our objective is to be the leading supplier of regenerated organs for transplant. Our business strategy to accomplish this objective includes:

Target life-threatening medical conditions.   We are focused on creating products to help surgeons treat life-threatening conditions like trachea cancer, trachea stenosis, and diseases requiring esophagus, heart or lung transplant. We are not targeting less severe conditions that have reasonable alternative treatment options like damage to the skin, bones, muscles, ears or nose. By targeting life-threatening conditions, we believe it is easier to get patient informed consent for treatment, hospital ethics committee or Institutional Review Board approval and government regulatory authority approval as the patients often have poor or no treatment alternatives. We believe it will also be easier for our customers to get reimbursement for treatments for life-threatening conditions that have poor and/or more expensive alternative treatments.

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

Use trachea transplant as a platform to address other organs.   We believe our experience in developing proprietary scaffolds, bioreactors and cell seeding protocols for tissue engineered trachea implants gives us substantial expertise and intellectual property for developing products addressing diseases impacting other organs like the esophagus, lungs, heart valves, and heart. We intend to use such expertise and intellectual property to develop regenerated organs to help treat other serious medical conditions requiring organ repair or replacement.

Supply the finished organ implant to the surgeon.   Our technology includes the bioreactor and scaffold which are used by us together with the cells from the patient to create the tissue engineered organ implant together with all the required quality control data. We believe there is considerable value in supplying the final organ to the surgeon so that the hospital and surgeon may focus solely on performing the transplant.

Collaborate with leading surgeons and institutions.   We have and will continue to collaborate with leading surgeons and institutions. For example, we have collaborated with Professor Macchiarini of the Karolinska Institutet to improve our bioreactors and to create earlier versions of our scaffolds for use in trachea transplant, and we have collaborated with Dr. Harald Ott of Massachusetts General Hospital to develop our lung bioreactor system. We have collaborated with researchers at Mayo Clinic to develop our heart valve bioreactor and we recently expanded our collaboration with Mayo Clinic to include efforts to assist with the advancement of our HART-Trachea product to clinical trials and the development of a regenerated esophagus. We believe the use of our products by leading surgeons and institutions will increase the likelihood that other surgeons and institutions will use our products.

Our Products

HART-Trachea

The initial indication for which we intend to seek FDA and EMA approval for the HART-Trachea will be to restore the structure and function of the trachea subsequent to tracheal damage or stenosis due to cancer, injury or infection. The HART-Trachea consists of three key components: a scaffold, the patient’s cells and a bioreactor.

InBreath Scaffold Component

The InBreath Scaffold has a physical shape and strength similar to the natural trachea. This allows it to resist the forces of compression caused by the muscles, skin, bones and other organs of the neck that surround the trachea and also to resist collapse due to the partial vacuum caused by breathing air into the lungs through the trachea. In addition, the scaffold is porous which allows cells to penetrate the scaffold during the seeding process prior to implant and also allows blood vessels from the body to grow into the scaffold once it is in the body. The scaffold used for the first regenerated trachea transplant in 2008 was a donated human trachea with its cells removed before being seeded with bone marrow cells taken from the patient. All subsequent trachea transplants using our products have utilized synthetic scaffolds. Because the synthetic scaffolds are manufactured, they can be made to the exact dimensions of the patient and in large quantities. The synthetic scaffolds used in surgeries prior to 2013 were made by third parties including Nanofiber Solutions, Inc., or NFS, as well as Dr. Alex Seifalian and other scientists at University College London. The scaffold used in the first surgery using a synthetic scaffold was made in collaboration with University College London and Dr. Macchiarini. The NFS scaffolds were made in collaboration with our company and Dr. Macchiarini. In order to improve upon and replace those scaffolds, we collaborated with Professor Macchiarini and others to develop our initial scaffold product and our manufactured synthetic trachea scaffold was first used in a surgery in April 2013. Our scaffolds can be made from a variety of plastic polymers but are typically made from polyethelyne terephthalate, or PET, which is the same polymer used in the well-known brand of implantable materials known by the trade name Dacron. PET has a long history of safe use in long-term human implants. We intend to continue providing our proprietary scaffolds to surgeons for use in future transplants. We believe that our scaffolds are superior in quality compared to those used in surgeries prior to 2013. Our scaffolds have several novel features including the sandwiching of stiff rings between layers of porous fabric to simulate the rigidity and flexibility of the natural trachea.

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

Other Development Efforts

Esophagus

We believe that our current technology will also prove helpful in developing tissue engineered solutions for the regeneration of tubular organs other than the trachea. We recently manufactured our first human-sized synthetic scaffold prototypes for esophageal transplant. These scaffolds are intended to be used to replace a segment of the esophagus that has been removed due to infection, injury or disease. The first indication we are likely to pursue is esophageal cancer. Esophageal cancer is life-threatening and far more common than trachea cancer. We are beginning pre-clinical work now and expect further development, including animal studies, to occur on the esophagus in 2015. In January 2015 we announced our signing of a collaboration agreement with Mayo Clinic. That collaboration will focus on co-developing regenerative medicine solutions for the esophagus, as well as the trachea, and turning laboratory discoveries into proven treatments and making them available to patients.

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

We have collaborated with Dr. Ott since 2008 and continue to develop organ bioreactor technologies for his use. The current generation bioreactor is considerably more advanced as it is capable of controlled decellularization and recellularization of an organ, including an organ as large as a human lung. We intend to continue developing bioreactors and scaffolds in collaboration with leading researchers with the goal of eventually using our products to perform a first-in-human transplant of a regenerated organ other than the trachea.

In addition to our human lung bioreactor we also make a similar system for the human heart. This system was developed in collaboration with Dr. Ott, Dr. Macchiarini, Dr. Doris Taylor (at the Texas Heart Institute) and others. We are also collaborating with leading clinical researchers to develop bioreactors for the esophagus and for the heart valve. The heart valve bioreactor is being developed at the Mayo Clinic. None of these solid organ technologies has yet to be extensively tested in animals.

Clinical Experience

Summary of Patient Experience

To date, the HART-Trachea has been implanted in five adult human patients. Average survival among the three of these patients who have died to date has been 22 months. This is a significant improvement over the prognosis at the time of implant which was typically just a few months. Of the three patients who have died, none of them have died because of a failure of our scaffold. Two of the patients are still alive. Of those two patients, one is at approximately 9 months and the other is at approximately two and one half years from being first implanted. In addition, the HART-Trachea has been implanted in one pediatric patient.

A description of individual patient trachea transplant information follows. In procedures prior to April 2013, the InBreath organ bioreactor was used, but not the HART-Trachea product which includes use of the InBreath organ bioreactor and HART’s proprietary scaffold. In the procedures described below that occurred since April 2013 the HART-Trachea product was used. The patient’s own bone marrow cells were used in each of the transplant procedures described below.

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

June 2012 Russian Transplants

In June 2012, our InBreath bioreactors were used for the world’s first two successful laryngo-trachea transplants, using synthetic laryngo-trachea scaffolds seeded with cells taken from the patients’ bone marrow. The surgeries took place at the Krasnodar Regional Hospital in Krasnodar, Russia and were performed by Professors Porhanov and Macchiarini and their team. These two surgeries differed from the June and November 2011 procedures described above in that the patients in those prior surgeries both had late stage trachea cancer and both required a tracheo-bronchial scaffold. These Russian patients each had trachea trauma caused by automobile accidents. Both of the Russian patients required laryngo-trachea transplants, whereby the scaffold mimics the shape of the windpipe from the larynx to the point where the trachea branches into the two bronchi which lead to the lungs. Both patients had difficulties breathing and talking and had suffered repeated infections prior to the surgeries. The scaffolds in these two cases were fibrous scaffolds manufactured by NFS and similar to the one used in the November 2011 surgery, but were made with a different fiber formulation.

August 2012 and 2013 Transplants — Outside the U.S.

In August 2012 a sixth patient received a trachea transplant created using our InBreath bioreactor. The surgery took place at the Karolinska Hospital and was performed by Dr. Macchiarini and his team of surgeons. The patient was in critical condition and the trachea transplant was performed in an emergency procedure in an attempt to save the patient’s life. In July 2013, this patient had the original scaffold, which was not manufactured by us, removed and a new scaffold manufactured by us implanted to replace the explanted one. This was done due to the partial collapse of the previous scaffold. In the third calendar quarter of 2013 another two surgeries were performed using the HART-Trachea in Krasnodar, Russia.

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

In December 2013 and in June 2014 additional patients received the HART-Trachea in surgeries conducted in Krasnodar, Russia. One of those patients was a re-transplant, where a scaffold that was first transplanted into the patient in June 2012, as described above, was removed and replaced by a HART-Trachea. The other patient had a trachea transplant for the first time.

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

Clinical Trials

In order to market the HART-Trachea widely, we will need to successfully complete clinical trials. The initial indication for which we intend to seek FDA and EMA approval will be to restore the structure and function of the trachea subsequent to tracheal damage or stenosis due to cancer, injury or infection.

Because trachea cancer and severe trachea stenosis combined affect only approximately 7,700 patients per year in the U.S. and EU we anticipate that our clinical trials will involve relatively few patients. Because lung function can be measured fairly shortly after transplant (for example at 3 months post-transplant) we expect a fairly short evaluation period for establishing the efficacy of the HART-Trachea.

We intend to pursue regulatory approval for the HART-Trachea in the U.S. and the EU. Hence, we expect clinical trials to take place in those markets. During the second half of 2014 we elected not to perform future transplant procedures at Krasnodar, Russia a site of previous compassionate-use cases as part of their ongoing airway transplant studies. This shift in focus allows us to concentrate our resources on completing preclinical work necessary to initiate clinical trials for our HART-Trachea product in the EU and U.S. as those are the markets within which we believe we have the fastest paths to treating the most patients and the best reimbursement rates.

Research and Development

Our primary research and development activities are in designing and testing synthetic organ scaffolds, testing the cellularization of the scaffolds and engineering and making our organ bioreactors. As of December 31, 2014, we employed 17 full-time engineers and scientists and we also hire other consultants and part-time employees from time to time.

In addition to our in-house engineering and scientific development team, we collaborate with leaders in the field of regenerative medicine who are performing the fundamental research and surgeries in this field to develop and test new products that will advance and improve the procedures being performed. As these procedures become more common, we will work with our collaborators to further enhance our products to make them more efficient and easier to use by surgeons. In the U.S., our principal collaboration is with Mayo Clinic. Collaboration typically involves us developing new technologies specifically to address issues these researchers and clinicians face. In certain instances, we have entered into agreements that govern the ownership of the technologies developed in connection with these collaborations. These agreements are discussed below in “Intellectual Property and Related Agreements.” Sometimes we are paid for our products directly, sometimes we are partners on grants and sometimes we give away or loan our technologies to the researchers or clinicians in return for feedback to improve the designs and/or license rights to intellectual property.

We have incurred approximately $9.7 million of research and development expenses in the last two fiscal years. As we have not yet sold any of our HART-Trachea products, no significant amount of these research and development costs have been passed on to our customers.

Manufacturing

For our scaffolds we use a process called electrospinning to create the fabric part of the scaffold. The rings that mimic the natural rings of the trachea are fabricated separately and the fabric and rings are combined. Electrospinning is a well-known fabrication process. It is useful for cell culture applications as it can create extremely thin fibers (much thinner than a human hair) that can make a fabric with pores approximately the same size as a cell. The electrospinning process parameters can be tuned to create a structure that is very similar to the natural structure of the collagen fibers in a decellularized human trachea. Our scaffolds are made from a polymer that does not dissolve in the human body, in other words our scaffolds are intended to be permanent. We believe permanent scaffolds are a better approach for trachea regeneration than using solely resorbable materials as it is hard to control the strength of the scaffold as the polymer resorbs.

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

Harvard Bioscience is the exclusive distributor for the research versions of our organ bioreactors. Harvard Bioscience can only sell those products to the research markets in accordance with the terms of our distribution agreement. We retain all rights to manufacture and sell all our products for clinical use.

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

We have rights in the patent and the patent applications listed below. The patent or patents that may issue based on the patent applications are scheduled to expire as provided below:

Patent/Technology	Jurisdiction	Expiration
Patent application covering aspects of synthetic scaffolds and organ and tissue transplantation	U.S.	2032
Patent application relating to methods and compositions for producing elastic scaffolds for use in tissue engineering	U.S.	2033
Patent application relating to support configurations for tubular tissue scaffolds, and airway scaffold configurations	U.S.	2033
Patent application relating to support configurations for tubular tissue scaffolds, and airway scaffold configurations	E.P.	2033
Patent application relating to methods and compositions for promoting the structural integrity of scaffolds for tissue engineering	U.S.	2033
Patent application covering aspects of clinical scale bioreactors and tissue engineering	Australia, Canada, Europe, Japan, Russia, U.S.	2030
Issued Patent covering aspects of liquid distribution in a rotating bioreactor	Germany	2031
Issued Patent covering aspects of liquid distribution in a rotating bioreactor	Germany	2021
Patent application covering aspects of liquid distribution in a rotating bioreactor	Australia, Canada, Europe, Japan, Russia, Singapore, U.S.	2032
Patent application relating to bioreactors with supports to facilitate culturing organs	PCT – international stage	2034
Patent application relating to bioreactor adaptors for tubular tissue scaffolds	PCT – international stage	2034
Patent applications relating to engineered hybrid organs	PCT – international stage	2034

Patent applications relating to infrared-based methods for evaluating tissue health including methods for evaluating burns	U.S.	2033
Patent application covering aspects of syringe devices and methods for delivering cells to tissues	Canada, Europe, U.S.	2030
Patent application relating to meshes and patches for tissue repair	PCT – international stage	2034
Provisional application relating to systems and methods for delivering cells to fluid passages, such as respiratory passages	U.S.	N/A

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

Novel Surgery Agreements

In the past, we entered into novel surgery agreements with each of the State Budget Institution of Public Health Department Regional Clinical Hospital #1 in Krasnodar, Russia, or the Krasnodar Hospital, the employer of Dr. Porhanov, and OSF Healthcare System and Children’s Hospital of Illinois, the employer of Dr. Holterman, pertaining to trachea transplant surgical procedures conducted at those facilities. Such agreements required us to provide our InBreath Bioreactors and/or InBreath Scaffolds for the procedures and the hospitals to provide all other equipment and services. Such agreements also provided that we will own all inventions arising from the use of our InBreath Bioreactor and/or InBreath Scaffolds in connection with such procedures, and each hospital granted us an option to license all inventions independently developed by the hospital in connection with such procedures.

Exclusive License Agreement and Sponsored Research Agreement — InBreath Bioreactor

We have an exclusive license agreement with Sara Mantero and Maria Adelaide Asnaghi to intellectual property rights relating to our InBreath Bioreactor. Under this agreement, we have worldwide rights to intellectual property (including patents, data, and know-how) relating to the hollow organ bioreactor, related techniques, and improvements thereof. We have exclusive worldwide rights to make, use and sell the hollow organ bioreactor, and the right to grant sublicenses and distribution rights. Under this agreement, we are obligated to pay the licensor royalties at various percentage rates in the low to mid-single digits pertaining to any applicable bioreactors we sell. This agreement terminates on the expiration date of the last to expire patent rights that may exist pertaining to inventions of Dr. Mantero or Ms. Asnaghi relating to the hollow organ bioreactor technology or improvements, or August 6, 2016 if on such date no such patent rights exist.

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

Government Regulation

The HART-Trachea and other products we make are subject to considerable regulation by governments. While we have been informed by the FDA that the HART-Trachea will be regulated under the Biologics License Application, or BLA, pathway in the U.S. and we have been informed by the EMA that the HART-Trachea will be regulated under the Advanced Therapy Medicinal Products, or ATMP, pathway in the EU, it is possible that some of our products may use alternative regulatory pathways.

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

To determine which FDA center or centers will review a combination product submission, companies may submit a Request for Designation to the FDA. Those requests may be handled formally or informally. In some cases, jurisdiction may be determined informally based on FDA experience with similar products. However, informal jurisdictional determinations are not binding on the FDA. Companies also may submit a formal Request for Designation to the FDA Office of Combination Products. The Office of Combination Products will review the request and make its jurisdictional determination within 60 days of receiving a Request for Designation. We believe that regenerative medicine products containing cells will be reviewed by CBER, possibly with CBER’s consultation with CDRH.

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

Biologics Regulation

Biological products must satisfy the requirements of the Public Health Services Act and the Food, Drug and Cosmetics Act and their implementing regulations. In order for a biologic product to be legally marketed in the U.S., the product must have a BLA approved by the FDA.

The BLA Approval Process

The steps for obtaining FDA approval of a BLA to market a biopharmaceutical, or biologic product in the U.S. include:

•	completion of preclinical laboratory tests, animal studies and formulation studies under the FDA’s GLP regulations;

•	submission to the FDA of an IND application, for human clinical testing, which must become effective before human clinical trials may begin and which must include Institutional Review Board, or IRB, approval at each clinical site before the trials may be initiated;

•	performance of adequate and well-controlled clinical trials in accordance with Good Clinical Practices, or GCP, to establish the safety and efficacy of the product for each indication;

•	submission to the FDA of a BLA, which contains detailed information about the chemistry, manufacturing and controls for the product, extensive pre-clinical information, reports of the outcomes of the clinical trials, and proposed labeling and packaging for the product;

•	the FDA’s acceptance of the BLA for filing;

•	satisfactory review of the contents of the BLA by the FDA, including the satisfactory resolution of any questions raised during the review or by the advisory committee, if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with Current Good Manufacturing Practice (“cGMP”) regulations, to assure that the facilities, methods and controls are adequate to ensure the product’s identity, strength, quality and purity; and

•	FDA approval of the BLA.

Preclinical studies include laboratory evaluations of product toxicity, as well as animal studies.

An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed.

Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an IRB for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to GCP. Adverse events must be reported and investigated timely. To conduct a clinical trial, a company is also required to obtain the patients’ informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. The sponsor, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to trial subjects outweigh the anticipated benefits. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each site at which the trial is conducted must approve the protocol and any amendments. If foreign clinical trials are intended to be considered by the FDA for approval of a product in the U.S. then those foreign clinical trials performed under an IND must meet the same requirements that apply to U.S. studies. The FDA will accept a foreign clinical trial not conducted under an IND only if the trial is well-designed, well-conducted, performed by qualified investigators in accordance with international principles for GCP, or with the laws and regulations of the country in which the research was conducted, whichever provides greater protection of the human subjects. The FDA, however, has substantial discretion in deciding whether to accept data from foreign non-IND clinical trials.

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

Orphan Drug Designations

In September 2014 the FDA granted orphan designation to our HART-Trachea product. The Orphan Drug Act provides incentives to manufacturers to develop and market drugs and biologics for rare diseases and conditions affecting fewer than 200,000 persons in the U.S. at the time of application for orphan drug designation, or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting a new drug application, or NDA, or BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. The first developer to receive FDA marketing approval for an orphan biologic is entitled to a seven year exclusive marketing period in the U.S. for that product as well as a waiver of the BLA user fee. The exclusivity prevents FDA approval of another application for the same product for the same indication for a period of seven years, except in limited circumstances where there is a change in formulation in the original product and the second product has been proven to be clinically superior to the first.

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

The marketing authorization of products containing viable human tissues or cells in the EU is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European parliament and of the Council, commonly known as the Community code on medicinal products. Regulation 1394/2007/EC lays down specific rules concerning the authorization, supervision and pharmacovigilance of medicinal products, cell therapy medicinal products and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety and efficacy of their products to the European Medicines Agency which is required to provide an opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the European Medicines Agency. Regulation 1394/2007/EC also applies to combination products which consist of medical devices and advanced therapy medicinal products. In light of Regulation 1394/2007/EC, a medical device which forms part of a combined advanced therapy medicinal product must meet the Essential Requirements laid down in Annex I to Directive 93/42/EEC. The manufacturer of the combination product must include evidence of such compliance in its marketing authorization application. The application for a marketing authorization for a combined advanced therapy medicinal product must also, where available, include the results of the assessment of the medical device part by a notified body in accordance with Directive 93/42/EEC.

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

Employees

At December 31, 2014, we had 25 employees working in our business, of whom 24 are full-time and 1 is part-time. At that date, twenty two of our employees were based in the U.S., one in Germany and two in Sweden. None of our employees are unionized. In general, we consider our relations with our employees to be good.

Competition

We are not aware of any companies whose products are directly competitive with our bioreactor and scaffold system. However, in our key markets we may in the future compete with multiple pharmaceutical, biotechnology, medical device and scientific research instrument companies, including, among others, Aastrom Biosciences, Advanced Cell Technology, Aldagen, Athersys, BioTime, Baxter International, Inc., Bose Corporation, Celgene, Cytori Therapeutics, E. I. du Pont de Nemours and Company, Harvest Technologies, InVivo Therapeutics, Mesoblast, Miramatrix Medical, Nanofiber Solutions, NeoStem, Neuralstem, Organovo, Osiris Therapeutics, Pleuristem, Smiths Medical, Tissue Genesis, Inc., Tissue Growth Technologies (acquired by Instron), Transmedics, United Therapeutics and W.L. Gore and Associates. In addition, there are many academic and clinical centers that are developing regenerative technologies that may one day become competitors for us.

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

Executive Officers of the Registrant

The following table shows information about our executive officers as of December 31, 2014.

Name	Age	Position(s)
David Green	50	President, Chief Executive Officer and Chairman of the Board of Directors
Thomas McNaughton	54	Chief Financial Officer

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

Available Information and Website

Our website address is www.harvardapparatusregen.com . Our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and exhibits and amendments to those reports filed or furnished with the Securities and Exchange Commission pursuant to Section 13(a) of the Exchange Act are available for review on our website and the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov. Any such materials that we file with, or furnish to, the SEC in the future will be available on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A.	Risk Factors.

The following factors should be reviewed carefully, in conjunction with the other information contained in this Annual Report on Form 10-K. As previously discussed, our actual results could differ materially from our forward-looking statements. Our business faces a variety of risks. We describe below what we believe are currently the material risks and uncertainties we face, but they are not the only risks and uncertainties we face. Additional risks and uncertainties of which we are unaware, or that we currently believe are not material, may also become important factors that adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline. The risk factors generally have been separated into three groups: (i) risks relating to our business, (ii) risks relating to the Separation and (iii) risks relating to our common stock. These risk factors should be read in conjunction with the other information in this Annual Report on Form 10-K.

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

The FDA has informed us that the HART-Trachea will be regulated by the FDA as a combination product. For a combination product, the Office of Combination Products, or OCP, within FDA can determine which center or centers within the FDA will review the product and under what legal authority the product will be reviewed. Generally, the center within the FDA that has the primary role in regulating a combination product is determined based on the primary mode of action of the product. Generally, if the primary mode of action is as a device, then the Center for Devices and Radiological Health, or CDRH, takes the lead. Generally, if the primary mode of action is cellular, then the Center for Biologics Evaluation and Research takes the lead. On August 29, 2013, we received written confirmation from FDA’s Office of Combination Products that FDA intends to regulate the HART-Trachea as a combination product under the primary jurisdiction of the Center for Biologics Evaluation and Research, or CBER. We further understand that CBER may choose to consult or collaborate with CDRH with respect to the characteristics of the synthetic scaffold component of the HART-Trachea based on CBER’s determination of need for such assistance.

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

In the EU, our HART-Trachea will likely be regulated as a combined advanced therapy medicinal product and our other products may also be viewed as advanced therapy medicinal products, which could delay approvals and clearances and increase costs of obtaining such approvals and clearances.

On May 28, 2014, we received notice from the European Medicines Agency that the HART-trachea would be regulated as a combined advanced therapy medicinal product. Based on such classification, it will be necessary to seek a marketing authorization for these products granted by the European Commission before being marketed in the EU.

Other products we may develop may similarly be regulated as advanced therapy medicinal products or combined advanced therapy medicinal products. The regulatory procedures leading to marketing approval of our products vary among jurisdictions and can involve substantial additional testing. Compliance with the FDA requirements does not ensure clearance or approval in other jurisdictions, and the ability to legally market our products in any one foreign country does not ensure clearance, or approval by regulatory authorities in other foreign jurisdictions. The foreign regulatory process leading to the marketing of the products may include all of the risks associated with obtaining FDA approval in addition to other risks. In addition, the time required to comply with foreign regulations and market products may differ from that required to obtain FDA approval, and we may not obtain foreign approval or clearance on a timely basis, if at all.

Risks Associated with Clinical Trials and Pre-Clinical Development

Clinical trials necessary to support a BLA license or other marketing authorization for our products will be expensive and will require the enrollment of sufficient patients to adequately demonstrate safety and effectiveness for the product’s target populations. Suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from commercializing any products and will adversely affect our business, operating results and prospects.

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

Conducting successful clinical trials will require the enrollment of a sufficient number of patients to support each trial’s claims, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomfort and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products, or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomfort. Also, patients may not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in clinical trials may die before completion of the trial or suffer adverse medical events unrelated to investigational products.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA and foreign regulatory authorities may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, the FDA and foreign regulatory authorities may not consider our data adequate to demonstrate safety and efficacy. Although FDA regulations allow submission of data from clinical trials outside the U.S., there can be no assurance that such data will be accepted or that the FDA will not apply closer scrutiny to such data. Increased costs and delays necessary to generate appropriate data, or failures in clinical trials could adversely affect our business, operating results and prospects. In the U.S., clinical studies for our products will be reviewed through the Investigational New Drug, or IND, pathway for biologics or combination products. The first regenerated trachea transplant approved in the U.S. using the HART-Trachea was approved under the IND pathway through CBER for a compassionate use. In the second half of 2014, allegations that Dr. Macchiarini had failed to obtain informed consent and accurately report patient conditions, among other things, for surgeries performed at the Karolinska Institutet in Stockholm, Sweden, were made public. One of these three surgeries used a HART-Trachea. The Karolinska Institutet reported that it was investigating the allegations. In the event that any of these allegations are determined to be accurate, including a misrepresentation having occurred of the post-surgery condition of certain patients who received trachea transplants, whether using our HART-Trachea or a scaffold manufactured by a third-party, it may harm the perception of our product or company and make it difficult to recruit patients for a clinical trail.

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our products.

We do not have the ability to independently conduct our preclinical and clinical trials for our products and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct such trials, including data collection and analysis. We do not have direct control over such third parties’ personnel or operations. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to seek or obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all. Our business, operating results and prospects may also be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.

The results of our clinical trials or pre-clinical development efforts may not support our product claims or may result in the discovery of adverse side effects.

Even if our pre-clinical development efforts or clinical trials are completed as planned, we cannot be certain that their results will support our product claims or that the FDA, foreign competent authorities or notified bodies will agree with our conclusions regarding them. Although we have obtained some positive results from the use of our scaffolds and bioreactors for trachea transplants performed to date, we may not see positive results when the bioreactors, or our scaffolds or other technologies undergo clinical testing in humans in the future. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our products are safe and effective for the proposed indicated uses, which could cause us to abandon a product and may delay development of others. Also, patients receiving transplants using our products as compassionate use or in clinical trails may experience significant adverse events following the transplants, including serious health complications or death, which may or may not be related to our products, and any such adverse events may cause the delay or termination of our clinical trials or pre-clinical development efforts. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our products and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product’s profile. In addition, our current clinical experience and clinical trial for trachea transplant involves a small patient population. Because of the small sample size, the results may not be indicative of future results.

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

Financial and Operating Risks

We will need additional funds in the near future and our operations will be adversely affected if we are unable to raise or obtain needed funding.

We believe that our existing cash resources will be sufficient to fund our planned operations through June 2016. Our cash requirements and cash resources will vary significantly depending upon the timing, financial and other resources that will be required to complete ongoing development and clinical testing of our products as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. In addition to development and other costs, we expect to incur capital expenditures from time to time. These capital expenditures will be influenced by our regulatory compliance efforts, our success, if any, at developing collaborative arrangements with strategic partners, our needs for additional facilities and capital equipment and the growth, if any, of our business in general. We may seek to raise necessary funds through public or private equity offerings, debt financings, other financing mechanisms, strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. Restrictions pertaining to our separation from Harvard Bioscience and tax-free treatment thereof will severely limit the amount of shares we may issue in any offering through November 1, 2015. In addition, general market conditions may make it very difficult for us to seek financing from the capital markets.

Additional equity financing could result in significant dilution to our stockholders and possible restrictions on subsequent financings. Debt financing, if available, could result in agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or paying dividends. Other financing mechanisms may involve selling intellectual property rights, payment of royalties or participation in our revenue or cash flow. In addition, in order to raise additional funds through strategic collaborations or licensing arrangements, we may be required to relinquish rights to our technologies or products. If we cannot raise funds or engage strategic partners on acceptable terms when needed, we may not be able to continue our research and development activities, develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements.

We have generated insignificant revenue to date and have a history of losses since inception. We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

We have generated insignificant revenues to date and we have generated no revenues from sale of the HART-Trachea. From February 24, 2009, our business’s inception, through December 31, 2014, we have incurred losses of approximately $32.3 million. We expect to continue to experience losses in the foreseeable future due to our limited anticipated revenues and significant anticipated expenses. We do not anticipate that we will achieve meaningful revenues for the foreseeable future. In addition, we expect that we will continue to incur significant operating expenses as we continue to focus on additional research and development, preclinical testing, clinical testing and regulatory review and/or approvals of our products and technologies. As a result, we cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

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

Our success is highly dependent on the continued services of key management, technical and scientific personnel and collaborators. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of our senior management team, including our Chief Executive Officer and President, David Green, our Chief Financial Officer, Thomas McNaughton, our Chief Medical Officer, Dr. Saverio La Francesca, and our other key scientific, technical and management personnel, may significantly delay or prevent the achievement of product development and other business objectives.

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

We depend upon a single-source supplier for the hardware used for our organ bioreactor control and acquisition system. The loss of this supplier, or future single-source suppliers we may rely on, or their failure to provide us with an adequate supply of their products or services on a timely basis, could adversely affect our business.

We currently have a single supplier for the hardware that we use for our organ bioreactor control and acquisition systems. We may also rely on other single-source suppliers for critical components of our products in the future. If we were unable to acquire hardware or other products or services from applicable single-source suppliers, we could experience a delay in developing and manufacturing our products.

We use and generate hazardous materials in our business and must comply with environmental laws and regulations, which can be expensive.

Our research, development and manufacturing involve the controlled use of hazardous chemicals, and we may incur significant costs as a result of the need to comply with numerous laws and regulations. For example, certain volatile organic laboratory chemicals we use, such as fluorinated hydrocarbons, must be disposed of as hazardous waste. We are subject to laws and regulations enforced by the FDA, foreign health authorities and other regulatory requirements, including the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other current and potential federal, state, local and foreign laws and regulations governing the use, manufacture, storage, handling and disposal of our products, materials used to develop and manufacture our products, and resulting waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, our operations could be interrupted. Further, we could be held liable for any damages that result and any such liability could exceed our resources.

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

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property suits, interference proceedings and related legal and administrative proceedings would be costly, and may divert our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits should they occur. An adverse determination of any litigation or defense proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of being rejected and patents not being issued.

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

Our continued success will depend significantly on our ability to obtain and maintain meaningful patent protection for certain of our products throughout the world. Patent law relating to the scope of claims in the regenerative medicine and medical device fields in which we operate is still evolving. The degree of future protection for our proprietary rights is uncertain. We may rely on patents to protect a significant part of our intellectual property and to enhance our competitive position. However, our presently pending or future patent applications may not be accepted and patents might not be issued, and any patent previously issued to us may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents which have been issued or which may be issued to us in the future may not be sufficiently broad to prevent third parties from producing competing products similar to our products. We may also operate in countries where we do not have patent rights and in those countries we would not have patent protection. We also rely on trademarks and trade names in our business. The laws of various foreign countries in which we compete may not protect our intellectual property to the same extent as do the laws of the U.S. If we fail to obtain adequate patent protection for our proprietary technology, our ability to be commercially competitive could be materially impaired. It is also possible that our intellectual property may be stolen via cyber-attacks or similar methods.

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

We expect to compete with multiple pharmaceutical, biotechnology, medical device and scientific research product companies. Companies working in competing areas include, among others, Aastrom Biosciences, Advanced Cell Technologies, Aldagen, Athersys, BioTime, Baxter International, Inc., Bose Corporation, Celgene, Cytori Therapeutics, E. I. du Pont de Nemours and Company, Harvest Technologies, InVivo Therapeutics, Mesoblast, Miramatrix Medical, Nanofiber Solutions, NeoStem, Neuralstem, Organovo, Osiris Therapeutics, Pleuristem, Smiths Medical, Tissue Genesis, Inc., Tissue Growth Technologies (acquired by Instron), Transmedics, United Therapeutics and W.L. Gore and Associates. In addition, there are many academic and clinical centers that are developing regenerative technologies that may one day become competitors for us. Many of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing, and personnel resources than we do. We cannot, with any accuracy, forecast when or if these companies are likely to bring regenerative medicine medical products to market for indications that we are also pursuing. Many of these potential competitors may be further along in the process of product development and also operate large, company-funded research and development programs.

We expect that other products will compete with our current and future products based on efficacy, safety, cost, and intellectual property positions. While we believe that these will be the primary competitive factors, other factors include obtaining marketing exclusivity under certain regulations, availability of supply, manufacturing, marketing and sales expertise and capability, and reimbursement coverage. Our competitors may develop or market products that are more effective or commercially attractive than our current or future products and may also develop competing relationships with our key collaborators. In addition, we may face competition from new entrants into the field. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future. The effects of any such actions of our competitors may have a material adverse effect on our business, operating results and financial condition.

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

Risks Related Our To Separation From Harvard Bioscience

We have limited operating history as an independent company, and we may be unable to make the changes necessary to operate as an independent public company.

Prior to our separation from Harvard Bioscience on November 1, 2013, or the Separation, our business was operated by Harvard Bioscience as part of its broader corporate organization rather than as a stand-alone company. Harvard Bioscience assisted us by providing financing and certain corporate functions. On November 1, 2013, all of the shares of our common stock were distributed to the Harvard Bioscience stockholders, and we separated from Harvard Bioscience to become a separately traded public company. Following the Separation, Harvard Bioscience has been under no obligation to provide assistance to us other than certain the interim transitional services, such as accounting, benefits administration, payroll and information technology services, which were provided by Harvard Bioscience for the twelve months following the Separation. Because our business has not been operated as an independent company for a significance period of time, we cannot assure you that we will be able to continue to successfully implement the changes necessary to operate independently or that we will not incur additional costs operating independently that would have a negative effect on our business, results of operations or financial condition.

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

To preserve the tax-free treatment to Harvard Bioscience of the Separation and Distribution, for the two-year period following the Distribution we may be limited, except in specified circumstances, from:

•	entering into certain transactions pursuant to which all or a portion of our stock would be acquired, whether by merger or otherwise;

•	issuing equity securities beyond certain thresholds, which such thresholds we are significantly closer to after taking into consideration the issuances in our February 2015 public offering and other issuances or potential issuances since the Separation;

•	repurchasing our common stock;

•	ceasing to actively conduct our regenerative medicine business; and

•	taking or failing to take any other action that prevents the Separation and Distribution and related transactions from being tax-free.

These restrictions may limit our ability to pursue strategic transactions, raise additional capital or engage in new business or other transactions that may maximize the value of our business.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company, and we may experience increased costs, potentially as a result of the Separation.

Following the completion of the Distribution, Harvard Bioscience was contractually obligated to provide to us only those services specified in the transition services agreement and the other agreements we entered into with Harvard Bioscience in connection with the Separation and Distribution. The transition services agreement provided for services to be provided for various time frames of limited length, ranging from six months from the date of the Distribution to 12 months thereafter. Since the expiration of the terms of the required services under the transition services agreement or other agreements, such services have been provided internally or by unaffiliated third parties, and we have in some instances incurred higher costs to obtain such services than we incurred under the terms of such agreements.

Our historical financial information is not necessarily representative of the results we would have achieved as a separate publicly traded company and may not be a reliable indicator of our future results.

The historical financial information we have included in this report may not reflect what our results of operations, financial position and cash flows would have been had we been an independent publicly traded company during all of the periods presented or what our results of operations, financial position and cash flows will be in the future. This is primarily because:

•	our historical financial information for periods prior to the Separation reflect allocations for services historically provided to us by Harvard Bioscience, which allocations may not reflect the costs we will incur for similar services in the future as an independent company; and

•	our historical financial information for periods prior to the Separation do not reflect changes that we have and continue to expect to incur in the future as a result of the Separation, including changes in the cost structure, personnel needs, financing and operations of the contributed business as a result of the Separation and from reduced economies of scale.

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

Some Harvard Bioscience stockholders, including possibly some of its large stockholders, have likely sold, and may continue to sell, our common stock received in the Distribution for reasons such as that our business profile or market capitalization as an independent company does not fit their investment objectives. Additionally, we expect that we will seek to raise additional capital from time to time in the future, which may involve the issuance of additional shares of common stock, or securities convertible into common stock. For example, in connection with our February 2015 public offering, we sold an aggregate of 2,070,000 shares of our common stock and 695,857 shares of Series B Convertible Preferred Stock, which are convertible into 3,479,285 shares of our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares of common stock for sale will have on the market price of our common stock. Any future sales of significant amounts of our common stock, or the perception in the market that this will occur, may result in a decline in the price of our common stock.

Your percentage ownership will be diluted in the future.

Your percentage ownership will be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees, as well as shares of common stock, or securities convertible into common stock, we issue in connection with future capital raising or strategic transactions. Our 2013 Equity Incentive Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants. In addition, your percentage ownership will be diluted by our issuance of common stock following the exercise of options, or vesting of restricted stock units, we issued pertaining to the adjustment and conversion of outstanding Harvard Bioscience equity awards as a result of the Separation. Further, a significant number of additional shares of our common stock may be issued upon the conversion of our Series B Convertible Preferred Stock. The issuance of any shares of our stock would dilute the proportionate ownership and voting power of existing security holders.

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

Our Board of Directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, privileges and other terms of these shares. Our Board of Directors is empowered to exercise this authority without any further approval of stockholders. The rights of the holders of common stock may be adversely affected by the rights of future holders of preferred stock.

We have in the past issued, and we may at any time in the future issue, additional shares of authorized preferred stock. For example, in connection with our February 2015 public offering, we issued 695,857 shares of Series B Convertible Preferred Stock, each share of which is convertible into 5 shares of the Company’s common stock, subject to certain ownership restrictions.

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

Our management will have broad discretion over the use of proceeds from the sale of shares of our common stock and may not use such proceeds in ways that increase the value of our stock price.

In our February 2015 public offering, we sold 2,070,000 shares of common stock and 695,857 shares of Series B Convertible Preferred Stock for net proceeds of approximately $8.6 million. We will have broad discretion over the use of proceeds from the sale of those shares, and we could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

On November 1, 2013 we entered into a sublease of approximately 17,000 square feet of mixed use space of the facility located at 84 October Hill Road, Suite 11, Holliston, Massachusetts from Harvard Bioscience, which is our corporate headquarters. Our principal facilities incorporate manufacturing, laboratory, development, sales and marketing, and administration functions. We believe our current facilities are adequate for our needs for the foreseeable future.

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

Fiscal Year Ended December 31, 2014	High	Low
First Quarter	$11.89	$3.61
Second Quarter	10.74	6.29
Third Quarter	10.82	6.55
Fourth Quarter	$8.00	$2.20

Fiscal Year Ended December 31, 2013	High	Low
First Quarter	-	-
Second Quarter	-	-
Third Quarter	-	-
Fourth Quarter	$5.41	$3.37

On March 20, 2015, the closing sale price of our common stock on the NASDAQ Capital Market was $3.83 per share. There were 176 holders of record of our common stock as of March 20, 2015. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Forward-Looking Statements

The following section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 21 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page ii of this Annual Report on Form 10-K.

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

To date, the HART-Trachea has been implanted in five adult human patients. Average survival among the three of these patients who have died to date has been 22 months. This is a significant improvement over the prognosis at the time of implant which was typically just a few months. Of the three patients who have died, none of them have died because of a failure of our scaffold. Two of the patients are still alive. Of those two patients, one is at approximately 9 months and the other is at approximately two and one half years from being first implanted.

Our products are currently in development and have not yet received regulatory approval for sale anywhere in the world.

The Office of Combination Products of the U.S. Food and Drug Administration, or FDA, has confirmed for us that the FDA intends to regulate the HART-Trachea as a combination product under the Biologics License Application, or BLA pathway under the primary jurisdiction of the Center for Biologics Evaluation and Research, or CBER. In the EU, the European Medicines Agency, or EMA, has designated the HART-Trachea as an Advanced Therapy Medicinal Product, or ATMP. The ATMP regulatory pathway in Europe is approximately similar to the BLA pathway in the U.S. The initial indication for which we intend to seek FDA and EMA approvals will be to restore the structure and function of the trachea subsequent to tracheal damage or stenosis due to cancer, injury or infection.

We have received orphan drug designation from the FDA for the HART-Trachea in the U.S. market. Orphan drug designation provides market exclusivity in the U.S. for seven years from the date of the product’s approval for marketing. This exclusivity is in addition to any exclusivity we may obtain due to our patents. Additionally, orphan designation provides a waiver of the BLA application fee of $672,000.

We have also filed an application for orphan designation in the EU for our HART-Trachea product. We expect to receive a response from the EMA with respect to our orphan designation application in the second quarter of 2015. In the EU orphan status would provide market exclusivity for ten years.

We are currently engaged in pre-clinical development of our HART-Trachea. Assuming we are able to complete the necessary pre-clinical work to the satisfaction of the U.S. and EU regulatory agencies we would expect to submit our request for IND approval for the HART-Trachea in the first half of 2016. Assuming we are then able to complete the clinical trials with approximately 30 patients and with a 3 month follow-up period we would expect to submit our BLA application for marketing in late 2017. If we are granted Fast Track, Accelerated Review and Breakthrough status in the U.S. we would expect our BLA to be reviewed quickly in which case it is possible we would receive FDA approval to market the HART-Trachea in the U.S. in the first half of 2018. Because the EU ATMP pathway allows for a “hospital exemption” it is possible that we could begin collecting clinical data in the EU before we do so in the U.S. This may allow us a somewhat faster path to approval in the EU than in the U.S. These estimates depend on many assumptions that are inherently uncertain and on scientific and clinical trials whose outcomes are unknowable at this time. The process of obtaining regulatory marketing clearance or approval is lengthy, expensive, and uncertain, and we cannot be sure that our products will be approved in this timeframe, or at all.

In addition to the trachea, we believe that our bioreactor and scaffold technologies are applicable to the regeneration of other organs. In January 2015 we announced the signing of a joint development agreement with Mayo Clinic to bring the HART-Trachea to clinical trials, and to develop a bioengineered solution for the esophagus using regenerative medicine principles.

Recent Developments

Development Agreement with Mayo Clinic

In December 2014, we signed a joint development agreement with Mayo Clinic with the intent of developing and improving regenerative medicine treatments for patients with severe diseases. We have collaborated with Mayo Clinic for the past two years as part of Mayo Clinic’s program to develop a synthetic human heart valve, and this new development agreement is designed to foster work on additional organs such as the trachea and the esophagus. Patented inventions made during the course of the collaboration may be licensed by us, and we will pay royalties to Mayo Clinic.

Pre-clinical Success with Esophageal Regeneration and Transplant

In 2014, we had success in pre-clinical studies involving esophageal regeneration and transplant. A research team at Karolinska Institutet in Sweden successfully transplanted a regenerated esophagus into a rat using a bioreactor developed by us. The rats survived and after two weeks the researchers found indications of the major components in the regenerated graft: epithelium, muscle cells, blood vessels and nerves. Research detailing the procedure was published in Nature Communications in April 2014.

In January 2015, we disclosed that we had manufactured our first human-sized synthetic scaffold prototypes for esophageal transplant. These scaffolds are intended to be used to replace a segment of the esophagus that has been removed due to infection, injury or disease. The first indication we are likely to pursue is esophageal cancer. Esophageal cancer is life-threatening and far more common than tracheal cancer. We expect to begin pre-clinical work with these scaffolds in 2015.

Pre-clinical Development of the HART-Trachea

We recently disclosed that we will need additional development and testing within our ongoing preclinical large-animal model testing of the HART-Trachea. We reported that we believe that the additional testing needed is readily achievable, however, we estimate that this testing will require an additional 2 to 6 months beyond our previous estimates. Our updated expectations regarding such anticipated milestones are as follows:

•	The submission of the application for Clinical Trial Authorization, or CTA, with the Medicines and Healthcare Products Regulatory Agency, or MHRA, of the U.K. and the Investigational New Drug application, or IND, with the FDA, is expected to take place in the first half of 2016 rather than by the end of 2015;

•	If we are granted Fast Track, Accelerated Review, Priority Review and Breakthrough status in the U.S., we anticipate completing our clinical trial by the end of 2017, rather than the middle of 2017. Completion of the clinical trial in the EU potentially could be sooner; and

•	We expect to receive FDA approval to market the HART-Trachea in the U.S. during the first half of 2018, rather than by the end of 2017.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Revenues increased $0.07 million, or 323%, to $0.09 million for the year ended December 31, 2014 compared with the year ended December 31, 2013. Revenues represent the sale of research bioreactor equipment through our distributor, Harvard Bioscience, to end users working on organ regeneration research.

Cost of revenues

Cost of revenues increased $0.04 million, or 336%, to $0.05 million for the year ended December 31, 2014 compared with the year ended December 31, 2013. Cost of revenues includes labor, materials and allocated overhead for our research bioreactor equipment.

Research and Development Expense

Research and development expense increased $0.6 million, or 12%, to $5.1 million for the year ended December 31, 2014 compared with $4.6 million for the year ended December 31, 2013. Of the $0.6 million increase, approximately $0.5 million related to an increase in non-cash stock-based compensation expense related to the initial stock option grants made to employees at the time of the spin-off, $0.2 million in cost from our initial animal studies, which was partially offset by $0.1 million from the elimination of certain costs in our foreign operations.

Sales and Marketing Expense

Sales and marketing expense increased approximately $70 thousand, or 27%, to $329 thousand for the year ended December 31, 2014 compared with $259 thousand for the year ended December 31, 2013. The increase was primarily due stock-based compensation costs.

General and Administrative Expense

General and administrative expense increased $1.6 million, or 41%, to $5.7 million for the year ended December 31, 2014 compared with $4.0 million for the year ended December 31, 2013. Of the $1.6 million increase, $0.7 million was due to greater non-cash stock-based compensation expense related to the initial stock option grants made to employees at the time of the spin-off. Approximately $0.6 million of the increase was due to greater payroll-related costs. Approximately $0.4 million of the year-to-year increase related to other costs from the Company operating as an independent, publicly traded entity for all of 2014.

Liquidity and Capital Resources

Sources of liquidity.   We have incurred operating losses totaling $32.3 million since inception. From inception through the spin-off on November 1, 2013, our operations were funded by Harvard Bioscience. We are currently investing significant resources in the development and commercialization of our products for use by clinicians and researchers in the field of regenerative medicine. As a result, we expect to incur operating losses and negative operating cash flow for the foreseeable future.

We filed a Registration Statement on Form 10 with the SEC on July 31, 2013 to become a public reporting company under the Securities Exchange Act of 1934. Effective November 1, 2013, Harvard Bioscience spun off 100% of HART’s common stock to Harvard Bioscience’s stockholders in a pro-rata, tax-free dividend and contributed $15 million in cash to us. Our common stock was approved for listing on the NASDAQ Capital Market under the symbol “HART” in connection with our spin-off and related Form 10 filing.

Since the registration, listing and spin-off of HART’s common stock, we and Harvard Bioscience operate, and our equity securities trade, as two separate public companies.

Operating activities.   Net cash used in operating activities of $8.0 million for the year ended December 31, 2014 was primarily a result of our $11.1 million net loss, offset by a $2.9 million add-back of non-cash expenses of stock-based compensation and depreciation.

Net cash used in operating activities of $7.7 million for the year ended December 31, 2013 was primarily a result of our $8.8 million net loss, offset by a $1.5 million add-back of non-cash expenses of stock-based compensation and depreciation.

Investing activities.   Net cash used in investing activities for the years ended December 31, 2014 and 2013 totaled $1.2 million and $0.3 million, respectively, and represented additions to property, plant and equipment.

Financing activities.   Cash generated from financing activities of $0.4 million for the year ended December 31, 2014 was the result of the exercise of employee stock options. Cash generated from financing activities for the year ended December 31, 2013 totaled $22.0 million, and represented Harvard Bioscience’s funding of our business activities.

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

Carve-out of the Results of Operations, Financial Condition and Cash Flows of the Our Business

Prior to November 1, 2013, our business operated as part of Harvard Bioscience and not as a separate stand-alone entity. The consolidated financial statements for the period prior to the Separation have been prepared on a stand-alone basis and are derived from the financial statements and accounting records of Harvard Bioscience using the historical basis of assets and liabilities of our Company. The accompanying consolidated financial statements include allocations of direct costs and indirect costs attributable to our operations for the periods prior to November 1, 2013. Indirect costs relate to certain support functions that were provided on a centralized basis within Harvard Bioscience. The support functions provided to us by Harvard Bioscience included, but were not limited to: executive services, finance, treasury, corporate income tax, human resources, legal services and investor relations and information technology services. Allocation of expenses for these services in 2013 totaled $2.0 million through the Separation on October 31, 2013. These costs have been allocated to us for the purposes of preparing the consolidated financial statements based on our estimated usage of the resources. The allocation methods include time devoted to our Company activities, headcount, percentage of operating expenses or other relevant measures. We believe that such allocations have been made on a reasonable basis, but may not necessarily be indicative of the costs that would have been incurred if we had operated on a standalone basis.

Share-based Compensation

We account for our share-based compensation in accordance with the fair value recognition provisions of current authoritative guidance. Share-based awards, including stock options, are measured at fair value as of the grant date and recognized as expense over the requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis. Expense on share-based awards for which vesting is performance or milestone based is recognized on a straight-line basis from the date when we determine the achievement of the milestone is probable to the vesting/ milestone achievement date. Since share-based compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. We estimate forfeitures at the time of grant and revise our estimate, if necessary, in subsequent periods. We estimate the fair value of options granted using the Black-Scholes option valuation model. Significant judgment is required in determining the proper assumptions used in these models. The assumptions used include the risk free interest rate, expected term, expected volatility and expected dividend yield. We base our assumptions on historical data when available or when not available, on a peer group of companies. However, these assumptions consist of estimates of future market conditions, which are inherently uncertain and subject to our judgment, and therefore any changes in assumptions could significantly impact the future grant date fair value of share-based awards. Significant judgement is required in estimating the probability and timing of achievement of milestones associated with performance based option grants which impacts the timing of recognition of the related expense.

Total share-based compensation expense for the years ended December 31, 2014 and 2013 was $2.6 million and $1.4 million, respectively. The expense for periods prior to November 1, 2013 was allocated to us based on awards from Harvard Bioscience equity plans granted to Harvard Bioscience employees who had, directly or indirectly, provided services to us. Share-based compensation expense for restricted stock units was measured based on the closing fair market value of Harvard Bioscience’s ordinary shares on the date of grant. Share based compensation is further described in Note 13 to the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers,” a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers that will replace most existing revenue recognition guidance in U.S. GAAP. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. This standard will be effective as of the beginning of our 2017 fiscal year. We are assessing the new standard and has not yet determined the impact to the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The new guidance requires management to evaluate whether there are conditions that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for fiscal years beginning after December 15, 2016. Management has evaluated the adoption of this guidance, which is related to disclosure only, and has determined that when adopted it would not have a material impact on our consolidated statements of operations and comprehensive loss, stockholders’ equity, cash flows and related footnotes.

Off – Balance Sheet Arrangements

The Company does not have any off – balance sheet arrangements.

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

In connection with the preparation of this Annual Report on the Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In connection with the preparation of this report, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, KPMG LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2014.

(c)	Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2014. Based on that evaluation, management concluded that there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harvard Apparatus Regenerative Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Harvard Apparatus Regenerative Technology, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harvard Apparatus Regenerative Technology, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts

March 26, 2015

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	December 31,	December 31,
	2014	2013

ASSETS
Current assets:
Cash	$5,272	$14,008
Related party receivables	27	22
Other non-trade receivables	5	-
Inventories, net	207	38
Prepaid expenses	317	421
Total current assets	5,828	14,489

Property, plant and equipment, net	1,376	575
Total non-current assets	1,376	575
Total assets	$7,204	$15,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$370	$244
Related party payable	16	90
Accrued and other current liabilities	324	161
Total current liabilities	710	495
Total non-current liabilities	-	-
Total liabilities	710	495

Commitments and contingencies (note 11)

Stockholders' equity:
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 7,856,607 and 7,742,080 shares issued and outstanding, respectively	79	77
Additional paid-in capital	19,449	16,466
Accumulated deficit	(13,035)	(1,974)
Accumulated other comprehensive loss	1	-
Total stockholders' equity	6,494	14,569
Total liabilities and stockholders' equity	$7,204	$15,064

See accompanying notes to consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years ended December 31,
	2014	2013

Revenues	$93	$22
Cost of revenues	48	11
Gross profit	45	11

Operating expenses:
Research and development	5,119	4,562
Sales and marketing	329	259
General and administrative	5,654	4,007
Total operating expenses	11,102	8,828

Operating loss	(11,057)	(8,817)

Other income (expense), net	(4)	-

Loss before income taxes	(11,061)	(8,817)
Income taxes	-	-

Net loss	$(11,061)	$(8,817)

Basic and diluted net loss per share	$(1.41)	$(1.14)
Weighted average common shares, basic and diluted	7,821	7,740

Comprehensive loss:
Net loss	$(11,061)	$(8,817)
Foreign currency translation adjustments	1	-
Total comprehensive loss	$(11,060)	$(8,817)

See accompanying notes to consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Number of Shares Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Harvard Bioscience Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2012	-	$-	$-	$-	$27	$-	$27
Contribution of net assets to Harvard Apparatus Regenerative Technology by Harvard Bioscience and issuance of common stock	7,740	77	15,681	-	-	-	15,758
Net loss				(1,974)	(6,843)	-	(8,817)
Share based compensation	-	-	782	-	588	-	1,370
Net funding provided by Harvard Bioscience	-	-	-	-	6,228	-	6,228
Stock option exercises	1	-	3	-	-	-	3
Vesting of restricted stock units	2	-	-	-	-	-	-
Balance at December 31, 2013	7,743	77	16,466	(1,974)	-	-	14,569
Net loss	-	-	-	(11,061)	-	-	(11,061)
Share based compensation	-	-	2,565	-	-	-	2,565
Stock option exercises	106	2	418	-	-	-	420
Vesting of restricted stock units	7	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	1	1
Balance at December 31, 2014	7,856	$79	$19,449	$(13,035)	$-	$1	$6,494

See accompanying notes to consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2014	2013

Cash flows used in operating activities:

Net loss:	$(11,061)	$(8,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,565	1,370
Depreciation	363	158
Changes in operating assets and liabilities:
Increase in related party receivables	(5)	(22)
Increase in non-trade receivables	(5)	-
Increase in inventories	(169)	(38)
Decrease (increase) in prepaid expenses	104	(421)
Increase in accounts payable	126	65
(Decrease) increase in related party payable	(74)	90
Increase (decrease) in accrued and other current liabilities	163	(71)
Net cash used in operating activities	(7,993)	(7,686)

Cash flows used in investing activities:
Additions to property, plant and equipment	(1,164)	(295)
Net cash used in investing activities	(1,164)	(295)

Cash flows from financing activities:
Proceeds from funding provided by Harvard Bioscience, Inc.	-	21,986
Proceeds from issuance of common stock	420	3
Net cash provided by financing activities	420	21,989
Effect of exchange rate changes on cash	1	-
Net (decrease) increase in cash	(8,736)	14,008
Cash at the beginning of the period	14,008	-
Cash at the end of the period	$5,272	$14,008

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

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization  – (continued)

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

The financial statements reflect the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States (“GAAP”).

2. Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of HART and its three wholly-owned subsidiaries, Harvard Apparatus Regenerative Technology GmbH (Germany), Harvard Apparatus Regenerative Technology AB (Sweden) and and Harvard Apparatus Regenerative Technology Limited (UK). All intercompany balances and transactions have been eliminated in consolidation.

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

Property, plant and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements	Shorter of expected useful life or lease term
Furniture, machinery and equipment, computer equipment and software	3- 7 years

Maintenance and repairs are charged to expense as incurred, while any additions or improvements are capitalized.

(e)	Impairment of Long-Lived Assets

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

The Company follows the provisions of FASB ASC 605, “ Revenue Recognition ”. The Company recognizes product revenue when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed or determinable, delivery has occurred, and collectability of the sales price is reasonably assured. To date, the Company has recognized revenues only for sales of its research bioreactor systems. Sales of some of its products include additional services such as installation and training. Revenues on these products are recognized when the additional services have been performed. Service agreements on its equipment are typically sold separately from the sale of the equipment.

The Company accounts for shipping and handling fees and costs in accordance with the provisions of FASB ASC 605-45-45, “ Revenue Recognition  —  Principal Agent Considerations ”, which requires all amounts charged to customers for shipping and handling to be classified as revenues. Costs related to shipping and handling are classified as cost of revenues. Provisions for warranties and product returns are estimated and accrued at the time sales are recorded. The Company has no obligations to customers after the date products are shipped or installed, if applicable, other than pursuant to warranty obligations. The Company provides for the estimated amount of future returns upon shipment of products or installation, if applicable, based on historical experience.

(g)	Research and Development

Research and development costs are expensed as incurred.

(h)	Stock-based Compensation

The Company accounts for stock-based payment awards in accordance with the provisions of FASB ASC 718, “ Compensation — Stock Compensation ”, which requires it to recognize compensation expense for all stock-based payment awards made to employees and directors including employee stock options, restricted stock units, and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”).

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

Under FASB ASC 718, the Company elected the Black-Scholes option-pricing model for valuation of stock-based payment awards. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by its stock price as well as assumptions regarding a number of and subjective variables. These variables include, but are not limited to its expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The Company records stock compensation expense on a straight-line basis over the requisite service period for all awards granted since the adoption of FASB ASC 718. When performance based grants are issued the company recognizes no expense until achievement of the performance requirement is deemed probable.

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

The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized using the straight-line method over the applicable service period, where the minimum amount of expense recorded is at least equal to the percent of an award vested.

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

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – (continued)

(j)	Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. The computation of diluted net loss per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities using the treasury stock method unless the effect is antidilutive. Basic and diluted net loss per share are the same for all periods presented as the exercise of options and other unvested Restricted Stock Units (RSU) would be antidilutive. Prior to the Separation and Distribution, the Company operated as part of Harvard Bioscience and not as a separate entity. As a result, the Company’s Financial Statements did not reflect any ordinary shares outstanding prior to November 1, 2013. The calculation of basic and diluted net loss per share assumes that the 7,740,026 shares issued to Harvard Bioscience shareholders in connection with the separation from Harvard Bioscience have been outstanding for all periods presented prior to November 1, 2013.

(k)	Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is their local currency. All assets and liabilities of its foreign subsidiaries are translated at exchange rates in effect at period-end. Income and expenses are translated at rates which approximate those in effect on the transaction dates. The resulting translation adjustment is recorded as a separate component of stockholders’ equity in accumulated other comprehensive loss in the consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in net loss.

(l)	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220, “Comprehensive Income”. FASB ASC 220 requires companies to report all changes in equity during a period, resulting from net income (loss) and transactions from non-owner sources, in a financial statement in the period in which they are recognized. We have chosen to disclose comprehensive loss, which encompasses net loss, foreign currency translation adjustments, net of tax, in the consolidated statements of operations and comprehensive loss.

(m)	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers,” a new accounting standard that provides for a comprehensive model to use in the accounting for revenue arising from contracts with customers that will replace most existing revenue recognition guidance in U.S. GAAP. Under this standard, revenue will be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. This standard will be effective as of the beginning of the Company’s 2017 fiscal year. The Company is assessing the new standard and has not yet determined the impact to the consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – (continued)

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The new guidance requires management to evaluate whether there are conditions that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for fiscal years beginning after December 15, 2016. Management has evaluated the adoption of this guidance, which is related to disclosure only, and has determined that when adopted it would not have a material impact on the Company’s consolidated statements of operations and comprehensive loss, stockholders’ equity, cash flows and related footnotes.

3. Concentrations

Effective November 1, 2013 the Company entered into a 10 year product distribution agreement with Harvard Bioscience under which each company will be the exclusive distributor for the other party for products such other party develops for sale in the markets served by the other. In addition, Harvard Bioscience agreed that except for certain then-existing activities of its German subsidiary, to the extent that any Harvard Bioscience businesses desire to resell or distribute any bioreactor that is then manufactured by HART, HART will be the exclusive manufacturer of such bioreactors and Harvard Bioscience will purchase such bioreactors from the Company.

Sales to Harvard Bioscience accounted for 100% of the revenues and related party receivables for all periods presented.

4. Liquidity

The Company has incurred net losses of $32.3 million since inception through December 31, 2014. Since inception, the Company has received funding for operating losses from Harvard Bioscience through the Separation, a $15.0 million cash contribution at the Separation, $0.4 million in proceeds from the exercise of employee stock options, and $8.6 million in net proceeds from the February 15, 2015 underwritten sale of common and preferred shares (see footnote 14 Subsequent Events for additional details). The Company is currently investing significant resources in development and commercialization of products for use by clinicians and researchers in the field of regenerative medicine. The Company expects to continue to incur operating losses and negative cash flows from operations. Management believes that the Company’s cash at March 26, 2015, the date of this filing, will be sufficient to meet the Company’s obligations for at least the next twelve months from that date based on management’s current business plans.

5. Inventories

Inventories consist of the following:

	December 31,
	2014	2013
	(in thousands)
Finished goods	$-	$7
Raw materials	207	31
Total	$207	$38

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Related Party Transactions

Agreements with Harvard Bioscience

In connection with the Separation, the Company entered into a series of agreements with Harvard Bioscience. These agreements include: (i) a Separation and Distribution Agreement to effect the separation and spin-off distribution and provide other agreements to govern the Company’s relationship with Harvard Bioscience after the spin-off; (ii) an Intellectual Property Matters Agreement, which governs various intellectual property related arrangements between the Company and Harvard Bioscience, including the separation of intellectual property rights between the Company and Harvard Bioscience, as well as certain related cross-licenses between the two companies; (iii) a Product Distribution Agreement, which provided that each company be the exclusive distributor for the other party for products such other party develops for sale in the markets served by the other; (iv) a Tax Sharing Agreement, which governs the Company’s and Harvard Bioscience’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes for periods before, during and after the spin-off; and (v) a Transition Services Agreement, which provided for certain services to be performed on a transitional basis by Harvard Bioscience to facilitate HART’s transition into a separate public reporting company. As part of the Transition Services Agreement, and for one year following the spin-off date, Harvard Bioscience provided certain support services to HART, including, among others, accounting, payroll, human resources and information technology services, with the charges for the transition services generally intended to allow Harvard Bioscience to fully recover the costs directly associated with providing the services, plus all out-of-pocket costs and expenses. Some of these agreements require HART to pay fees to Harvard Bioscience for services provided subsequent to the Separation, and will remain in place through at least October 31, 2014. The Company’s operating expenses for the twelve months subsequent to the Separation include fees from Harvard Bioscience for services provided pursuant to the Transition Services Agreement, and operating supplies. Fees for the year ended December 31, 2014 and the period from November 1, 2013 to December 31, 2013 were $0.2 million and $0.1 million, respectively. In addition, the Company’s rent and related costs subsequent to the Separation was incurred and paid to Harvard Bioscience pursuant to a sublease between the two companies. Sublease related expenses for the years ended December 31, 2014 and 2013 was $169 thousand and $26 thousand, respectively. Refer to Note 8 for further details on the sublease.

David Green, who is currently the Chairman and CEO of the Company was also formerly Harvard Bioscience’s President and interim CEO and, is currently a director of Harvard Bioscience.

Cost Allocations

For all periods prior to the Separation HART’s operations were fully integrated with Harvard Bioscience, including executive services, finance, treasury, corporate income tax, human resources, legal services and investor relations. The accompanying financial statements reflect the application of certain estimates and allocations of operating expenses and the Company believes the methods used to allocate these operating expenses are reasonable. The allocation methods include time devoted to HART activities, headcount, percentage of operating expenses or other relevant measures. Allocation of expenses for these services in 2013 totaled $2.0 million through the Separation on October 31, 2013. The Company’s financial statements for the periods prior to the Separation may not be indicative of the future performance and do not necessarily reflect what the results of operations, financial position and cash flows would have been had the Company operated as an independent, publicly-traded company during the full periods presented.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following:

	December 31,
	2014	2013
	(in thousands)
Leasehold improvements	$449	$281
Furniture, machinery and equipment	1,138	388
Computer equipment and software	400	154
	1,987	823
Less: accumulated depreciation	(611)	(248)
Property, plant and equipment, net	$1,376	$575

8. Leases

In October 2013, the Company entered into a sublease with Harvard Bioscience effective November 1, 2013 for its headquarters, offices, manufacturing, and research and development facilities located in Holliston, Massachusetts. The operating lease is noncancelable for an initial eighteen month period. The sublease automatically extends for additional successive twelve month periods, if neither party provides notice of termination 180 days in advance, through May 31, 2017. Total rent expense was $94,962 and $44,776 for the years ended December 31, 2014 and 2013, respectively.

Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at December 31, 2014 were:

Operating Leases
(in thousands)
2015	$97
2016	41
Thereafter	-
Future minimum lease payments	$138

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes

Prior to the Separation, HART’s operating results were historically included in Harvard Bioscience’s income tax returns. For periods up to the date of the Separation, the provision for income taxes has been determined as if HART had filed separate tax returns for the periods presented. Accordingly, the effective tax rate of HART in the future years could vary from its historical effective tax rates depending on the future legal structure of HART and related tax elections. The historical deferred tax assets, including the operating loss and credit carryforwards generated by HART up to the date of Separation, remained with Harvard Bioscience. Net operating loss and tax carryforwards generated by HART after the Separation will remain with HART.

Income taxes for the years ended December 31, 2014 and 2013 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pre-tax loss as a result of the following:

	Years ended December 31,
	2014	2013
	(in thousands)
Computed “expected” income tax benefit	$(3,761)	$(2,998)
Increase (decrease) in income taxes resulting from:
2013 pre-Separation losses remaining with Harvard Bioscience	-	2,327
Foreign tax rate and regulation differential	40	13
State income tax benefit, net of federal income tax benefit	(663)	(118)
Non-deductible stock-based compensation expense	94	18
Tax credits	(178)	(50)
Change in valuation allowance allocated to income tax expense	4,468	808
Total income taxes	$-	$-

The Company has incurred pre-tax losses for the years ended December 31, 2014 and 2013:

	Years ended December 31,
	2014	2013
	(in thousands)
Domestic	$(10,780)	$(8,602)
Foreign	(281)	(215)
Total	$(11,061)	$(8,817)

Income taxes are based on the pre-tax losses of $1.8 million domestic and $0.09 million foreign for the period from Separation to December 31, 2013.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes  – (continued)

The components of HART’s deferred tax asset are as follows:

	Years ended December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Operating loss and credit carryforwards	$2,543	$514
Capitalized research and development	1,612	-
Stock-based compensation	1,086	294
Accrued expenses	27	-
Property, plant and equipment	9	-
Total deferred tax assets	5,277	808
Less: valuation allowance	(5,277)	(808)
Deferred tax assets, net	$-	$-

The amounts recorded as deferred tax assets as of December 31, 2014 and 2013 represent the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets and liabilities. Due to the operating results, the Company’s cumulative loss position and uncertainty surrounding its forecasts, the Company concluded that a full valuation allowance was needed to offset its deferred tax assets at each period end. As previously mentioned, all deferred tax assets prior to the Separation remained with Harvard Bioscience, Inc. The Company has determined that any uncertain tax positions would have no material impact on the consolidated financial statements of the Company.

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

10. Employee Benefit Plans

The Company and Harvard Bioscience sponsor retirement plans for their U.S. employees, which includes employee savings plans established under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plans”). The 401(k) Plans cover substantially all full-time employees who meet certain eligibility requirements. Contributions to the retirement plans are at the discretion of management. For the years ended December 31, 2014 and 2013, the Company’s matching contributions to the plans were approximately $90 thousand and $84 thousand, respectively.

11. Commitments and Contingent Liabilities

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. The Company is not currently a party to any such significant claims or proceedings.

12. Capital Stock

Preferred Stock

The Company’s Board of Directors has the authority to issue up to 2.0 million shares of preferred stock and to determine the price privileges and other terms of the shares. The Board of Directors may exercise this authority without any further approval of stockholders. As of December 31, 2014, the Company had no preferred stock issued or outstanding. On February, 18, 2015 the Company issued 695,857 shares of its Series B Convertible Preferred Stock in a registered public offering, see footnote 14 Subsequent Events for additional details.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Capital Stock  – (continued)

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

On February, 18, 2015, in the registered public offering of the Series B Convertible Preferred Stock described above, the Company also issued 2,070,000 shares of its Common Stock. See footnote 14 Subsequent Events for additional details.

Employee Stock Purchase Plan

In 2013, the Company approved an employee stock purchase plan. Under this plan, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. The initial six month participation period for the plan began on January 1, 2014. Under this plan, 150,000 shares of common stock are authorized for issuance of which 17,042 shares related to 2014 withholdings were issued on January 2, 2015.

13. Share-Based Compensation

Harvard Bioscience maintains the Third Amended and Restated 2000 Stock Option and Incentive Plan as amended, (the “Harvard Bioscience Plan”) for the benefit of certain of its officers, directors and employees.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Share-Based Compensation – (continued)

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

HART maintains the 2013 Plan for the benefit of certain of its officers, directors and employees. All options and awards granted under the 2013 Plan consist of HART common shares. Additionally, equity awards related to shares of the Company’s common stock were issued from the 2013 Plan at the time of the Distribution to the holders of Harvard Bioscience equity awards as part of an adjustment (the “Adjustment”) to those equity awards to prevent a loss of value due to the Distribution.

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

13. Share-Based Compensation  – (continued)

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

During the year ended December 31, 2013 all awards were granted to the Company’s employees and directors at exercise prices equal to or greater than fair market value of the Harvard Bioscience’s common stock on the date of grant.

Harvard Bioscience Plan Award Information

The following is a summary of stock option and restricted stock unit activity:

	Stock Options		Restricted Stock Units
	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value
Balance at December 31, 2012	622,340	$4.07	184,264	$3.90
Granted	217,902	5.08	63,929	5.08
Exercised	(487,031)	3.33	—	—
Vested (RSUs)	—	—	(55,247)	—
Cancelled/forfeited	(29,972)	4.34	(10,892)	3.83
Adjustment (1)	2,177,100		144,131
Balance at December 31, 2013	2,500,339	3.20	326,185	5.46
Granted	—	—	—	—
Exercised	(66,056)	3.34	—	—
Vested (RSUs)	—	—	(154,628)	—
Cancelled/forfeited	(311,635)	5.58	—	—
Balance at December 31, 2014	2,122,648	$2.84	171,557	$5.67

(1)	Prior to the Separation, this rollforward included only those Harvard Bioscience options and restricted stock units which were issued while giving service to the regenerative technology operations of Harvard Bioscience. If employees were splitting time between regenerative technology and other parts of Harvard Bioscience, only an allocated portion of that year’s activity would be reflected. As of the time of the Separation, the rollfoward was “Adjusted” to exclude all Harvard Bioscience employees not employed by HART at the time of the Separation, and to include 100% of the Harvard Bioscience awards held by HART employees (regardless of level of service in prior years).

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Share-Based Compensation – (continued)

The following table summarizes information concerning the Harvard Bioscience Plan currently outstanding and exercisable options as of December 31, 2014:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
	Number	Average	Weighted		Shares	Average	Weighted
Range of	Outstanding at	Remaining	Average	Aggregate	Exercisable at	Remaining	Average	Aggregate
Exercise	December	Contractual Life	Exercise	Intrinsic	December	Contractual Life	Exercise	Intrinsic
Price	31. 2014	in Years	Price	Value	31. 2014	in Years	Price	Value
$1.43 - 2.59	1,365,645	5.07	$2.26	$4,651,366	1,188,461	4.71	$2.22	$4,100,190
3.64	246,575	8.41	3.64	500,547	56,663	8.41	3.64	115,026
3.71 - 3.99	276,653	2.33	3.98	468,475	276,653	2.33	3.98	468,475
4.04	233,775	6.42	4.04	381,053	175,332	6.42	4.04	285,791
$1.43- 4.04	2,122,648	5.25	$2.84	$6,001,441	1,697,109	4.62	$2.74	$4,969,482

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Harvard Bioscience’s closing stock price of $5.67 as of December 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the years ended December 31, 2014 and 2013 was approximately $0.1 million and $1.1 million, respectively. The total number of in-the-money options that were exercisable as of December 31, 2014 was 1,697,109.

For the year ended December 31, 2014, the total compensation costs related to unvested awards not yet recognized is $0.6 million and the weighted average period over which it is expected to be recognized is 1.49 years.

Harvard Bioscience Plan Valuation and Expense Information under Stock-Based-Payment Accounting

Stock-based compensation expense related to Harvard Bioscience employee stock options and restricted stock units for the years ended December 31, 2014 and 2013 was allocated as follows:

	Years Ended December 31,
	2014	2013
	(in thousands)

Research and development	$66	$136
Sales and marketing	14	16
General and administrative	683	622
Total stock-based compensation	$763	$774

The Company did not capitalize any stock-based compensation.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Share-Based Compensation – (continued)

The weighted-average estimated value of Harvard Bioscience employee stock options granted during 2013 was $2.64, using the Black-Scholes model with the following weighted-average assumptions:

Year Ended December 31,
2013
Volatility	57.18%
Risk-free interest rate	1.42%
Expected holding period	5.67 years
Dividend yield	-%

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

Stock-based compensation expense recognized in the Company’s consolidated statements of operations related to Harvard Bioscience options for the years ended December 31, 2014 and 2013 is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeitures. Stock-based-payment accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience of Harvard Bioscience.

Harvard Apparatus Regenerative Technology, Inc. 2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) was adopted by the Board of Directors on October 11, 2013. The aggregate number of shares authorized for issuance under the Plan is 3,320,000 shares of common stock.

The Company currently has 3,320,000 shares of its common stock reserved for the issuance of awards under the 2013 Plan. As of December 31, 2014, there were options outstanding to purchase 2,006,980 shares, and 7,980 restricted stock units outstanding.

Through December 31, 2014, incentive stock options to purchase 130,122 shares and non-qualified stock options to purchase 2,224,604 shares had been granted to employees and directors under the plan.

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

During 2014 no options or restricted stock units were granted to Harvard Bioscience employees or directors, and the company does not anticipate issuing any to Harvard Bioscience employees in the future.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Share-Based Compensation  – (continued)

2013 Plan Award Information

The following is a summary of stock option and restricted stock unit activity:

	Stock Options		Restricted Stock Units
	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value
Balance at December 31, 2012	-	$-	-	$-
Granted	2,117,226	4.36	23,715	6.00
Exercised	(693)	5.38	-	-
Vested (RSUs)	-	-	(2,021)	-
Cancelled/forfeited	(40,826)	4.96	(2,202)	-
Balance at December 31, 2013	2,075,707	4.34	19,492	6.00
Granted	237,500	7.93	-	-
Exercised	(115,950)	4.90	(9,796)	-
Vested (RSUs)	-	-	-	-
Cancelled/forfeited	(190,277)	4.42	(1,716)	-
Balance at December 31, 2014	2,006,980	$4.73	7,980	$6.00

The Company’s policy is to issue stock available from its registered but unissued stock pool through its transfer agent to satisfy stock option exercises and vesting of the restricted stock units.

The following table summarizes information concerning 2013 Plan currently outstanding and exercisable options as of December 31, 2014:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
	Number	Average	Weighted		Shares	Average	Weighted
Range of	Outstanding at	Remaining	Average	Aggregate	Exercisable at	Remaining	Average	Aggregate
Exercise	December	Contractual Life	Exercise	Intrinsic	December	Contractual Life	Exercise	Intrinsic
Price	31. 2014	in Years	Price	Value	31. 2014	in Years	Price	Value

$2.05 - 3.60	54,108	4.05	$3.13	$2,705	54,108	4.05	$3.13	$2,705
3.61 - 5.16	1,668,023	8.80	4.28	-	508,375	8.59	4.28	-
5.17-6.72	77,349	6.27	5.52	-	50,114	5.35	5.61	-
6.73 - 8.28	57,500	9.76	7.32	-	-	-	-	-
8.29 - 9.84	150,000	9.34	8.87	-	-	-	-	-
$2.05- 9.84	2,006,980	8.64	$4.73	$2,705	612,597	7.92	$4.28	$2,705

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $3.18 as of December 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the year ended December 31, 2014 and 2013 was approximately $507,466 and $810, respectively. The total number of in-the-money options that were exercisable as of December 31, 2014 was 12,905.

For the year ended December 31, 2014, the total compensation costs related to unvested awards not yet recognized is $4.4 million and the weighted average period over which it is expected to be recognized is 2.17 years.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Share-Based Compensation  – (continued)

2013 Plan Valuation and Expense Information under Stock-Based-Payment Accounting

Stock-based compensation expense related to the 2013 Plan including employee stock options, restricted stock units, and the employee stock purchase plan for the years ended December 31, 2014 and 2013 was allocated as follows:

	Years Ended December 31,
	2014	2013
	(in thousands)

Research and development	$554	$39
Sales and marketing	94	32
General and administrative	1,154	525
Total stock-based compensation	$1,802	$596

The Company did not capitalize any stock-based compensation.

The weighted-average estimated value of employee stock options granted during 2014 and 2013 was $5.25 and $3.33, respectively, using the Black Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013
Volatility	74.00%	73.59%
Risk-free interest rate	1.61%	2.01%
Expected holding period	6.25 years	5.81 years
Dividend yield	-%	-%

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

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2014 and 2013 is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeitures. Stock-based-payment accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and weighting of various employee classes.

14. Subsequent Events

On February 18, 2015 the Company closed an underwritten public offering of 2,070,000 registered shares of its common stock, at a price to the public of $1.75 per share, and 695,857 registered shares of its Series B Convertible Preferred Stock (“Series B”) at a price to the public of $8.75 per share. At the option of the investor, each share of Series B is convertible into five shares of common stock of HART, and will vote with the common stock on all matters on an as-converted basis, each subject to certain beneficial ownership caps. The Series B has no preference to the common shares in respect of dividends, voting, liquidation or otherwise. The number of shares of common stock sold in the offering included the underwriters’ full exercise of their over-allotment option of 270,000 shares of common stock.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Subsequent Events  – (continued)

The Company intends to use the net proceeds of approximately $8.6 million from the offering primarily for research and development, including funding pre-clinical and clinical studies relating to the HART-Trachea, business development, sales and marketing, capital expenditures, working capital and other general corporate purposes.

15. Quarterly Financial Information (Unaudited)

Statement of Operations Data:

	First	Second	Third	Fourth	Fiscal
2014	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)

Revenues	$23	$23	$2	$45	$93
Cost of product revenues	12	12	1	23	48
Gross profit	11	11	1	22	45
Total Operating expenses	3,017	2,544	2,677	2,864	11,102
Operating loss	(3,006)	(2,533)	(2,676)	(2,842)	(11,057)
Other (expense) income, net	-	-	(4)	-	(4)
Loss before income taxes	(3,006)	(2,533)	(2,680)	(2,842)	(11,061)
Income taxes	-	-	-	-	-
Net loss	$(3,006)	$(2,533)	$(2,680)	$(2,842)	$(11,061)

Basic and diluted net loss per share	$(0.39)	$(0.32)	$(0.34)	$(0.36)	$(1.41)

Statement of Operations Data:

	First	Second	Third	Fourth	Fiscal
2013	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)

Revenues	$-	$-	$-	$22	$22
Cost of product revenues	-	-	-	11	11
Gross profit	-	-	-	11	11
Total Operating expenses	2,020	2,089	2,060	2,659	8,828
Operating loss	(2,020)	(2,089)	(2,060)	(2,648)	(8,817)
Other (expense) income, net	-	-	-	-	-
Loss before income taxes	(2,020)	(2,089)	(2,060)	(2,648)	(8,817)
Income taxes	-	-	-	-	-
Net loss	$(2,020)	$(2,089)	$(2,060)	$(2,648)	$(8,817)

Basic and diluted net loss per share	$(0.26)	$(0.27)	$(0.27)	$(0.34)	$(1.14)

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2015	By:
/s/ David Green

David Green
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David Green David Green	Chief Executive Officer, President and Director (Principal Executive Officer)	March 26, 2015

/s/ Thomas McNaughton Thomas McNaughton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2015

/s/ John Canepa John Canepa	Director	March 26, 2015

/s/ John Kennedy John Kennedy	Director	March 26, 2015

/s/ James McGorry James McGorry	Director	March 26, 2015

52

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit
2.1§ (3)	Separation and Distribution Agreement between Harvard Apparatus Regenerative. Technology, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013.
3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2 (1)	Amended and Restated By-laws of the Registrant.
3.3 (2)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Harvard Apparatus Regenerative Technology, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock.
3.4(6)	Certificate of Designation of Series B Convertible Preferred Stock of Harvard Apparatus Regenerative Technology, Inc. classifying and designating the Series B Convertible Preferred Stock.
4.2*	Specimen Series B Convertible Preferred Stock Certificate
4.3 (2)	Shareholder Rights Agreement, dated as of October 31, 2013, between Harvard Apparatus Regenerative Technology, Inc. and Registrar and Transfer Company, as Rights Agent.
4.4(6)	Amendment to Shareholder Rights Agreement, dated as of February 12, 2015 between Harvard Apparatus Regenerative Technology, Inc. and Computershare Trust Company, N.A., as successor to Registrar and Transfer Company.
10.1 (3)	Intellectual Property Matters Agreement between Harvard Apparatus Regenerative Technology, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013.
10.2 (3)	Product Distribution Agreement between Harvard Apparatus Regenerative Technology, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013.
10.3 (3)	Tax Sharing Agreement between Harvard Apparatus Regenerative Technology, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013.
10.4 (3)	Transition Services Agreement between Harvard Apparatus Regenerative Technology, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013.
10.5 (3)	Sublease by and between Harvard Apparatus Regenerative Technology, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013.
10.6# (3)	Employment Agreement between Harvard Apparatus Regenerative Technology, Inc. and David Green dated as of October 31, 2013.
10.7# (3)	Employment Agreement between Harvard Apparatus Regenerative Technology, Inc. and Thomas McNaughton dated as of October 31, 2013.
10.8 (1)	Form of Indemnification Agreement for Officers and Directors.
10.8 (1)	2013 Equity Incentive Plan.
10.9 (1)	Employee Stock Purchase Plan.
10.10 (1)	Form of Incentive Stock Option Agreement.
10.11 (1)	Form of Non-Qualified Stock Option Agreement for executive officers.
10.12 (1)	Form of Non-Qualified Stock Option Agreement for directors.
10.13 (1)	Form of Deferred Stock Award Agreement.
10.14# (1)	Director Compensation Arrangements.
10.15† (4)	Sublicense Agreement dated as of December 7, 2012 between Harvard Apparatus Regenerative Technology, Inc. and Harvard Bioscience, Inc., and related Trademark License Agreement, dated December 19, 2002, by and between Harvard Bioscience, Inc. and President and Fellows of Harvard College.
10.16 (1)	Patent Rights Assignment dated December 21, 2012 between Harvard Apparatus Regenerative Technology, Inc. and Dr. Paolo Macchiarini.
10.17 (1)	Sponsored Research Agreement dated August 5, 2009 by and among Harvard Apparatus Regenerative Technology, Inc. (as assignee of Harvard Bioscience, Inc.), Sara Mantero, Maria Adelaide Asnaghi, and Department of Bioengineering of the Politecnico Di Milano

Exhibit Number	Description of Exhibit
10.18† (5)	Exclusive License Agreement dated August 6, 2009 by and between Harvard Apparatus Regenerative Technology, Inc. (as assignee of Harvard Bioscience, Inc.) and Sara Mantero and Maria Adelaide Asnaghi.
10.19 (1)	Novel Surgery Agreement dated as of May 21, 2012 between Harvard Apparatus Regenerative Technology, Inc. and State Budget Institution of Public Health Department Regional Clinical Hospital #1 and Vladimir Alekseevich Porhanov.
10.20 (1)	Novel Surgery Agreement dated as of May 24, 2012 between Harvard Apparatus Regenerative Technology, Inc. and OSF Healthcare System, owner and operator of Saint Francis Medical Center and Children’s Hospital of Illinois, and Mark Holterman, M.D.
10.21 (1)	Amendment to Novel Surgery Agreement dated as of April 5, 2013 between Harvard Apparatus Regenerative Technology, Inc. and OSF Healthcare System, owner and operator of Saint Francis Medical Center and Children’s Hospital of Illinois, and Mark Holterman, M.D.
10.22 (1)	Amendment to Novel Surgery Agreement dated as of June 26, 2013 between Harvard Apparatus Regenerative Technology, Inc. and State Budget Institution of Public Health Department Regional Clinical Hospital #1 and Igor S. Polyakov.
10.23(6)	Underwriting Agreement dated as of February 12, 2015, between Harvard Apparatus Regenerative Technology, Inc. and National Securities Corporation as representative of the underwriters named therein.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Financial Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Executive Officer of Harvard Bioscience, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B (filed July 31, 2013) and incorporated by reference thereto.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (filed October 31, 2013) and incorporated by reference thereto.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on November 6, 2013) and incorporated by reference thereto.

(4)	Previously filed as an exhibit to the Company’s Amendment No. 2 to Form S-1 Registration Statement (filed on February 15, 2013) and incorporated by reference thereto.

(5)	Previously filed as Exhibit 10.19 to the Registrant's Amendment No. 2 to Form S-1 Registration Statement (filed on February 15, 2013) and incorporated by reference thereto.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on February 12, 2015) and incorporated by reference thereto.

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement.

§	The schedules and exhibits to the Separation and Distribution Agreement have been omitted. A copy of any omitted schedule or exhibit will be furnished to the SEC supplementally upon request.
The Company will furnish to stockholders a copy of any exhibit without charge upon written request.

†	Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.