Form 10-Q
period 2015-03-31
Harvard Apparatus Regenerative Technology, Inc.
filed 2015-05-13
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 001-35853

HARVARD APPARATUS

REGENERATIVE TECHNOLOGY,

INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-5210462
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

84 October Hill Road, Suite 11, Holliston, MA	01746
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 8, 2015, there were 10,128,391 shares of common stock, par value $0.01 per share, outstanding.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

Form 10-Q

For the Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except par value and share data)

	March 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash	$12,164	$5,272
Related party receivables	4	27
Other non-trade receivables	-	5
Raw material inventory	212	207
Prepaid expenses	269	317
Total current assets	12,649	5,828

Property, plant and equipment, net of accumulated depreciation of $724 and $611, respectively	1,269	1,376

Total non-current assets	1,269	1,376
Total assets	$13,918	$7,204

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$261	$370
Related party payable	14	16
Accrued and other current liabilities	399	324
Total current liabilities	674	710
Total non-current liabilities	-	-
Total liabilities	674	710

Commitments and contingencies (note 7)

Stockholders' equity:
Convertible preferred stock, par value $0.01 per share, 2,000,000 shares authorized; 695,857 and 0 shares issued and 671,321 and 0 outstanding, respectively	5,168	-
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 10,069,676 and 7,856,607 shares issued and outstanding, respectively	101	79
Additional paid-in capital	23,641	19,449
Accumulated deficit	(15,658)	(13,035)
Accumulated other comprehensive (loss), income	(8)	1
Total stockholders' equity	13,244	6,494
Total liabilities and stockholders' equity	$13,918	$7,204

See accompanying notes to unaudited consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months ended March 31,
	2015	2014

Revenues	$-	$23
Cost of revenues	-	12
Gross profit	-	11

Operating expenses:
Research and development	1,182	1,217
Sales and marketing	107	76
General and administrative	1,331	1,724
Total operating expenses	2,620	3,017

Operating loss	(2,620)	(3,006)

Other expense, net	(3)	-

Loss before income taxes	(2,623)	(3,006)
Income taxes	-	-

Net loss	$(2,623)	$(3,006)

Basic and diluted net loss per share	$(0.30)	$(0.39)
Weighted average common shares, basic and diluted	8,873	7,760

Comprehensive loss:
Net loss	$(2,623)	$(3,006)
Foreign currency translation adjustments	(9)	(3)
Total comprehensive loss	$(2,632)	$(3,009)

See accompanying notes to unaudited consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months ended March 31,
	2015	2014

Cash flows used in operating activities:
Net loss:	$(2,623)	$(3,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	738	1,176
Depreciation	112	56
Changes in operating assets and liabilities:
Decrease in related party receivables	23	7
Decrease in non-trade receivables	5	-
Increase in inventories	(5)	(91)
Decrease in prepaid expenses	48	72
(Decrease) increase in accounts payable	(109)	162
(Decrease) increase in related party payable	(2)	72
Increase in accrued and other current liabilities	126	143
Net cash used in operating activities	(1,687)	(1,409)

Cash flows used in investing activities:
Additions to property, plant and equipment	(6)	(242)
Net cash used in investing activities	(6)	(242)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	5,357	-
Proceeds from issuance of common stock, net	3,237	247
Net cash provided by financing activities	8,594	247
Effect of exchange rate changes on cash	(9)	3
Net increase (decrease) in cash	6,892	(1,401)
Cash at the beginning of the period	5,272	14,008
Cash at the end of the period	$12,164	$12,607

See accompanying notes to unaudited consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview and Basis of Presentation

Overview

Harvard Apparatus Regenerative Technology, Inc. (“HART” or the “Company”) is engaged in the development and commercialization of regenerated organs for human transplant. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and acquiring operating assets.

HART was incorporated in Delaware on May 3, 2012 by Harvard Bioscience Inc. (“Harvard Bioscience”), as a wholly-owned subsidiary, to provide a means for separating Harvard Bioscience’s regenerative medicine business from its other businesses.

On October 31, 2013, Harvard Bioscience contributed its regenerative medicine business assets, plus $15 million of cash, into HART (the “Separation”). On November 1, 2013, the spin-off of the Company from Harvard Bioscience was completed. On that date, the Company became an independent company that operates the regenerative medicine business previously owned by Harvard Bioscience. The spin-off was completed through the distribution to Harvard Bioscience stockholders of all the shares of common stock of HART (the “Distribution”).

Basis of Presentation

Basic and diluted shares outstanding are the same for each period presented as all common stock equivalents would be antidilutive due to the net losses incurred.

The financial statements reflect the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).

Unaudited Interim Financial Information

The accompanying interim balance sheet as of March 31, 2015 and consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014 are unaudited. The accompanying interim consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2015, its results of operations for the three months ended March 31, 2015 and 2014, and the Company’s consolidated statements of cash flows for the three months ended March 31, 2015 and 2014.  The financial data and other information disclosed in these notes related to the three month periods ended March 30, 2015 and 2014 are unaudited. The results for the three months ended March 31, 2015 and 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim periods or any future year or period.

2.	Summary of Significant Accounting Policies and Recently Issued Accounting Pronouncements

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

There are no other recently issued accounting standards that are not yet effective that the Company believes would materially impact the financial statements.

3.	Capital Stock, Financing and Liquidity

On February 18, 2015 the Company closed an underwritten public offering of 2,070,000 registered shares of its common stock, at a price to the public of $1.75 per share, and 695,857 registered shares of its $0.01 par Series B Convertible Preferred Stock (“Series B”) at a price to the public of $8.75 per share. The Series B is convertible into five shares of common stock at the option of the holder, subject to certain limitations related to the holder’s ownership percentage of the Company’s outstanding common stock. The Series B will vote with the common stock on all matters on an as-converted basis, and has no preference to the common shares in respect of dividends, voting, liquidation or otherwise. Gross proceeds from the offering were $9.7 million and underwriters’ fees and issuance costs totaled $1.1 million. Thus, the Company generated net proceeds of $8.6 million from the underwritten public offering.

The Company has incurred net losses of $34.9 million since inception through March 31, 2015. The Company is currently investing significant resources in development and commercialization of products for use in the field of regenerative medicine. The Company expects to continue to incur operating losses and negative cash flows from operations. Management believes that the Company’s cash at March 31, 2015 will be sufficient to meet the Company’s obligations for at least the next twelve months based on management’s current business plans.

4.	Related Party Transactions

Harvard Bioscience is considered to be a related party to the Company because David Green, the Company’s former Chairman and CEO was the Chairman and CEO during the periods presented, is also a director of Harvard Bioscience.

Agreements with Harvard Bioscience

In connection with the Separation of the Company from Harvard Bioscience, on October 31, 2013 the Company entered into a series of agreements with Harvard Bioscience, including a separation and distribution agreement, a transition services agreement, a tax sharing agreement, a sublicense agreement, a product distribution agreement, an intellectual property matters agreement and a sublease agreement. Some of these agreements require the Company to pay fees to Harvard Bioscience for services provided subsequent to the Separation. The transition services agreement expired on November 1, 2014. Expenses recorded under these agreements were $42,000 and $100,000 for the three months ended March 31, 2015 and 2014, respectively.

5.	Concentrations

At the time of the Separation, the Company entered into a 10-year product distribution agreement with Harvard Bioscience under which each company will become the exclusive distributor for the other party for products such other party develops for sale in the markets served by the other. In addition, Harvard Bioscience has agreed that except for certain existing activities of its German subsidiary, to the extent that any Harvard Bioscience businesses desire to resell or distribute any bioreactor that is then manufactured by HART, HART will be the exclusive manufacturer of such bioreactors and Harvard Bioscience will purchase such bioreactors from the Company. Sales to Harvard Bioscience accounted for 100% of the Company’s revenues and related party receivables.

6.	Stock-Based Compensation

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

Harvard Apparatus Regenerative Technology, Inc. 2013 Equity Incentive Plan

The 2013 Plan was adopted by the Board of Directors on October 11, 2013. The aggregate number of shares authorized for issuance under the Plan is 3,640,000 shares of common stock. The Company currently has 3,640,000 shares of its common stock reserved for the issuance, exercise or vesting of awards under the 2013 Plan. During the three months ended March 31, 2015, all options granted under the 2013 Plan were at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant.

The following is a summary of stock option and restricted stock unit activity for the three months ended March 31, 2015:

	Stock Options		Restricted Stock Units
	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value
Balance at December 31, 2014	2,006,980	$4.73	7,980	$6.00
Granted	449,000	3.99	-	-
Exercised	-	-	-	-
Vested (RSUs)	-	-	(3,728)	6.00
Cancelled/forfeited	(20,277)	4.30	-	-
Balance at March 31, 2015	2,435,703	$4.60	4,252	$6.00

The following assumptions were used to estimate the fair value of stock options granted during the three months ended March 31, 2015:

Three Months Ended March 31,
2015
Volatility	81%
Risk-free interest rate	1.77%
Expected holding period	6.25 years
Dividend Yield	- %

The weighted average fair value of the options granted under the 2013 Plan during the three months ended March 31, 2015 was $2.81, using the Black-Scholes option-pricing model.

Stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively, was allocated as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Research and development	$221	$287
Sales and marketing	40	65
General and administrative	374	642
Total stock-based compensation	$635	$994

The Company did not capitalize any stock-based compensation related to the 2013 Plan.

Harvard Bioscience Plan Award Information

The following is a summary of stock option and restricted stock unit activity for the three months ended March 31, 2015:

	Stock Options		Restricted Stock Units
	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value
Balance at December 31, 2014	2,122,648	$2.84	171,557	$4.41
Granted	-	-	-	-
Exercised	(913,707)	2.73	-	-
Vested (RSUs)	-	-	(88,648)	4.52
Cancelled/forfeited	(6,585)	3.64	-	-
Balance at March 31, 2015	1,202,356	$2.93	82,909	$4.30

Stock-based compensation expense from the Harvard Bioscience Plan for the three months ended March 31, 2015 and 2014, respectively, was allocated as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Research and development	$10	$20
Sales and marketing	3	3
General and administrative	90	159
Total stock-based compensation	$103	$182

The Company did not capitalize any stock-based compensation related to the Harvard Bioscience Plan.

7.	Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. There are no such matters pending that the Company expects to be material in relation to its business, financial condition, and results of operations or cash flows.

8.	Subsequent Events

In April 2015, David Green resigned as Chief Executive Officer, President and Chairman of the Board of Directors of HART. Mr. Green remained a member of the Board of Directors. HART’s Board of Directors appointed Tom McNaughton, the Company’s Chief Financial Officer, as interim Chief Executive Officer. In addition, John Kennedy, a member of the Company’s Board of Directors since May 2012, was named Chairman of the Board of Directors.

Under the terms of Mr. Green’s employment agreement, certain equity awards immediately vested upon his resignation. This acceleration of vesting will result in a non-cash stock based compensation expense of approximately $1.0 million being recognized in April, 2015.  Mr. Green’s employment agreement also entitled him to a cash payment equal to two years of his salary, or approximately $1.0 million.  The Company and Mr. Green agreed to a modification to accelerate vesting on certain options and extend the exercise period on those and other vested stock options in lieu of the cash payment. These modifications will result in an additional final non-cash stock based compensation expense related to Mr. Green of approximately $1.1 million being recorded in April, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include our ability to obtain and maintain regulatory approval for our HART-Trachea, as well as the bioreactors, scaffolds and other devices and product candidates we pursue; the success of our clinical trials and pre-clinical development efforts and programs and the number of patients who can be treated with our products; the amount and timing of costs associated with our development of bioreactors, scaffolds and other devices and products; our failure to comply with regulations and any changes in regulations; our ability to access debt and equity markets and raise additional funds when needed; unpredictable difficulties or delays in the development of new technology; our collaborators or other third parties we contract with, including with respect to conducting any clinical trial, not devoting sufficient time and resources to successfully carry out their duties or meet expected deadlines; our ability to attract and retain qualified personnel and key employees and retain senior management; potential liability exposure with respect to our products; our inability to operate effectively as a stand-alone, publicly traded company; the actual costs of separation may be higher than expected; the availability and price of acceptable raw materials and components from third-party suppliers; difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives; increased competition in the field of regenerative medicine and the financial resources of our competitors; our ability to obtain and maintain intellectual property protection for our device and product candidates; our inability to implement our growth strategy; plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on March 27, 2015 or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

Regulatory Update

In January 2015, we reported that our goal is to submit an Investigational New Drug (IND) application to the U.S. Food and Drug Administration (FDA) and a Clinical Trial Application (CTA) to the European Medicines Agency (EMA) for the HART-Trachea by June 30, 2016. During the first quarter of 2015, we continued to make progress in our pre-clinical studies toward that goal.

Our HART-Trachea product was granted orphan status by the FDA in September 2014. Upon marketing authorization, orphan designation will provide a seven year marketing exclusivity in the U.S. for the HART-Trachea. We have applied for orphan status for the HART-Trachea with the EMA and we expect a decision on the orphan designation for Europe during 2015.

Results of Operations

Components of Operating Loss

Research and development expense. Research and development expense consists of salaries and related expenses, including stock-based compensation, for personnel and contracted consultants and various materials and other costs to develop our new products, primarily: synthetic organ scaffolds, including investigation and development of materials and investigation and optimization of cellularization, and 3D organ bioreactors. Other research and development expenses include the costs of outside service providers and material costs for prototype and test units and outside testing facilities performing cell growth and materials experiments, as well as the costs of all other preclinical research and testing and expenses related to potential patents. We expense research and development costs as incurred.

Sales and marketing expense. Sales and marketing expense consists primarily of salaries and related expenses, including stock-based compensation, for personnel performing sales, marketing, and business development roles, and costs associated with their travel and participation in trade shows and conferences. It also includes the costs of marketing communications and web site development and maintenance.

General and administrative expense. General and administrative expense consists primarily of salaries and other related expenses, including stock-based compensation, for personnel in executive, accounting, information technology and human resources roles. Other costs include professional fees for legal and accounting services, insurance, investor relations and facility costs.

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014:

Research and Development Expense

Research and development expense was $1.2 million for each of the three months ended March 31, 2015 and March 31, 2014. A decrease in non-cash stock based compensation of $0.2 was offset by increases in labor related costs of $0.1 million and outsourced animal studies of $0.1 million.

Sales and Marketing Expense

Sales and marketing expense increased approximately $31,000, or 41%, to $107,000 for the three months ended March 31, 2015 compared with $76,000 for the three months ended March 31, 2014. The increase was primarily due to additional non-cash stock based compensation costs.

General and Administrative Expense

General and administrative expense decreased $0.4 million, or 23%, to $1.3 million for the three months ended March 31, 2015 compared with $1.7 million for the three months ended March 31, 2014. The $0.4 million decrease is composed of decreases in non-cash stock-based compensation expense of $0.3 million and labor related costs of $0.1 million.

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

Operating activities.   Net cash used in operating activities of $1.7 million for the three months ended March 31, 2015 reflects our $2.6 million net loss, offset by a $0.7 million add-back of non-cash stock-based compensation expense, a $0.1 million add-back for depreciation and changes in working capital items.

Net cash used in operating activities of $1.4 million for the three months ended March 31, 2014 reflects our $3.0 million net loss, offset by a $1.2 million add-back of non-cash stock-based compensation expense and changes in working capital items.

Investing activities.   Net cash used in investing activities during the three month periods ended March 31, 2015 and 2014 of $6,000 and $242,000, respectively, reflects additions to property, plant and equipment.

Financing activities. Net cash generated from financing activities during the three months ended March 31, 2015 of $8.6 million was the net proceeds from the issuance of convertible preferred and common shares.

Cash generated from financing activities during the three months ended March 31, 2014 of $247,000 was primarily a result of employees’ exercises of stock options.

Recent Authoritative Accounting Guidance

There are no other recently issued accounting standards that are not yet effective that the Company believes would materially impact the financial statements.

Critical Accounting Policies and Estimates

The critical accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on March 27, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not have any material foreign currency exchange risks, we do not enter into derivative agreements, we do not have any off balance-sheet arrangements, and we do not have any interest rate risks. Also, we have no debt outstanding.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015.   Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer has concluded that he believes that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 27, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 18, 2015, we closed our public offering of 2,070,000 shares of common stock, including 270,000 shares of common stock issued (the“Offering”) pursuant to the full exercise of the overallotment option granted to the underwriters, and 695,857 shares of Series B Convertible Preferred Stock (“Series B”). At the option of the holder, the Series B is convertible into five shares of our common stock subject to certain limitations related to the holder’s ownership percentage of the Company’s outstanding common stock, and will vote with the common stock on all matters on an as converted basis. The Series B has no preference to our common shares in respect of dividends, voting, liquidation or otherwise. The offer and sale of all of the shares in the Offering were registered under the Securities Act pursuant to a shelf registration statement on Form S-3 (File No. 333-200926), which was declared effective by the SEC on December 29, 2014. National Securities Corporation and Summer Street Research Partners acted as the underwriters. The public offering price of the shares of common stock sold in the Offering was $1.75 per share and the public offering price of the shares of Series B sold in the Offering was $8.75 per share. The total gross proceeds from the Offering to us were approximately $9.7 million. After deducting underwriting discounts and commissions of $776,900 and offering expenses payable by us of $340,000 (which included $35,000 of expenses we reimbursed of certain institutional investors who purchased Series B shares in the Offering), we received approximately $8.6 million. As of March 31, 2015, we have not used any of the proceeds from the Offering.

There has been no material change in the planned use of proceeds from our public offering as described in our final prospectus filed with the SEC on February 12, 2015 pursuant to Rule 424(b) of the Securities Act.

Item 6.	Exhibits

Exhibit Index

31	Certification of Chief Executive Officer and Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: May 13, 2015

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

By:	/s/ Thomas McNaughton
Thomas McNaughton
Interim Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

31	Certification of Chief Executive Officer and Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

