Form 10-Q
period 2015-06-30
Harvard Apparatus Regenerative Technology, Inc.
filed 2015-08-14
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of August 12, 2015, there were 12,023,335 shares of common stock, par value $0.01 per share, outstanding.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

Form 10-Q

For the Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except par value and share data)

	June 30,	December 31,
	2015	2014

ASSETS
Current assets:
Cash	$10,127	$5,272
Related party receivables	-	27
Accounts receivable	81	5
Raw material inventory, net	201	207
Prepaid expenses	173	317
Total current assets	10,582	5,828

Property, plant and equipment, net of accumulated depreciation of $837 and $611, respectively	1,199	1,376

Total non-current assets	1,199	1,376
Total assets	$11,781	$7,204

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$317	$370
Related party payable	55	16
Accrued and other current liabilities	218	324
Total current liabilities	590	710
Total non-current liabilities	-	-
Total liabilities	590	710

Commitments and contingencies (note 7)

Stockholders' equity:
Convertible preferred stock, par value $0.01 per share, 2,000,000 shares authorized; 695,857 and 0 shares issued and 490,578 and 0 outstanding, respectively	3,777	-
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 10,974,388 and 7,856,607 shares issued and outstanding, respectively	110	79
Additional paid-in capital	27,468	19,449
Accumulated deficit	(20,157)	(13,035)
Accumulated other comprehensive (loss) income	(7)	1
Total stockholders' equity	11,191	6,494
Total liabilities and stockholders' equity	$11,781	$7,204

See accompanying notes to unaudited consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014

Revenues	$73	$23	$73	$46
Cost of revenues	37	12	37	24
Gross profit	36	11	36	22

Operating expenses:
Research and development	1,053	1,214	2,235	2,431
Sales and marketing	83	88	190	164
General and administrative	3,399	1,242	4,730	2,966
Total operating expenses	4,535	2,544	7,155	5,561

Operating loss	(4,499)	(2,533)	(7,119)	(5,539)

Other expense, net	-	-	(3)	-

Loss before income taxes	(4,499)	(2,533)	(7,122)	(5,539)
Income taxes	-	-	-	-

Net loss	$(4,499)	$(2,533)	$(7,122)	$(5,539)

Basic and diluted net loss per share	$(0.44)	$(0.32)	$(0.74)	$(0.71)
Weighted average common shares, basic and diluted	10,303	7,816	9,592	7,788

Comprehensive loss:
Net loss	$(4,499)	$(2,533)	$(7,122)	$(5,539)
Foreign currency translation adjustments	1	6	(8)	3
Total comprehensive loss	$(4,498)	$(2,527)	$(7,130)	$(5,536)

See accompanying notes to unaudited consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months ended June 30,
	2015	2014

Cash flows used in operating activities:
Net loss:	$(7,122)	$(5,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,183	1,471
Depreciation	226	151
Changes in operating assets and liabilities:
Decrease (increase) in related party receivables	27	(60)
Increase in acounts receivable	(76)	-
Decrease (Increase) in inventories	6	(108)
Decrease in prepaid expenses	144	65
(Decrease) increase in accounts payable	(83)	71
(Increase) decrease in related party payable	39	(49)
(Decrease) increase in accrued and other current liabilities	(54)	189
Net cash used in operating activities	(3,710)	(3,809)

Cash flows used in investing activities:
Additions to property, plant and equipment	(21)	(495)
Net cash used in investing activities	(21)	(495)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	5,357	-
Proceeds from issuance of common stock, net	3,237	358
Net cash provided by financing activities	8,594	358
Effect of exchange rate changes on cash	(8)	3
Net increase (decrease) in cash	4,855	(3,943)
Cash at the beginning of the period	5,272	14,008
Cash at the end of the period	$10,127	$10,065

See accompanying notes to unaudited consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview and Basis of Presentation

 Overview

Harvard Apparatus Regenerative Technology, Inc. (“HART” or the “Company”) is a biotechnology company developing bioengineered organs for life-threatening conditions. The Company’s technology initially is focused on restoring organ function to a patient’s airways or esophagus. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and acquiring operating assets.

 HART was incorporated in Delaware on May 3, 2012 by Harvard Bioscience, Inc. (“Harvard Bioscience”), as a wholly-owned subsidiary, to provide a means for separating Harvard Bioscience’s regenerative medicine business from its other businesses.

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

Unaudited Interim Financial Information

 The accompanying interim balance sheet as of June 30, 2015 and consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2015 and 2014 are unaudited. The accompanying interim consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2015, its results of operations for the three and six months ended June 30, 2015 and 2014, and the Company’s consolidated statements of cash flows for the six months ended June 30, 2015 and 2014.  The financial data and other information disclosed in these notes related to the six month periods ended June 30, 2015 and 2014 are unaudited. The results for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim periods or any future year or period.

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

During the three and six months ended June 30, 2015 180,743 and 205,279 shares of Series B Convertible Preferred Stock were converted into 903,715 and 1,026,395 shares of common stock, respectively. From July 1, 2015 through August 14, 2015, the date of this filing, 209,314 additional shares of Series B Convertible Preferred Stock were converted into 1,046,570 shares of common stock.

The Company has incurred net losses of $39.4 million since inception through June 30, 2015. The Company is currently investing significant resources in development and commercialization of products for use in the field of regenerative medicine. The Company expects to continue to incur operating losses and negative cash flows from operations. Management believes that the Company’s cash at June 30, 2015 will be sufficient to meet the Company’s obligations for at least the next twelve months based on management’s current business plans.

4.	Related Party Transactions

During the three months ended June 30, 2015, the Company recognized $165,000 in recruiting expense related to professional search fees to RobinsonButler, an executive recruiting consultancy firm where Tom Robinson, a member of the Company’s Board of Directors, is a partner. RobinsonButler was retained by the Company’s Board of Directors to complete the search for the Company’s CEO and President. As of June 30, 2015 $55,000 is reflected in the consolidated balance sheet as a related party payable to RobinsonButler.

 Agreements with Harvard Bioscience

From inception through April 17, 2015, Harvard Bioscience was considered to be a related party to the Company because David Green, the Company’s former Chairman and CEO, was also a director of Harvard Bioscience. After Mr. Green’s April 17, 2015 resignation as Chairman and CEO of HART, Harvard Bioscience is no longer considered a related party. Mr. Green is still a member of the Boards of Directors of both HART and Harvard Bioscience.

In connection with the Separation of the Company from Harvard Bioscience, on October 31, 2013 the Company entered into a series of agreements with Harvard Bioscience, including a separation and distribution agreement, a transition services agreement, a tax sharing agreement, a sublicense agreement, a product distribution agreement, an intellectual property matters agreement and a sublease agreement. Some of these agreements require the Company to pay fees to Harvard Bioscience for services provided subsequent to the Separation. The transition services agreement expired on November 1, 2014. Expenses recorded under these agreements were $0.1 million and $0.2 million for the three and six months ended June 30, 2014, respectively. Expenses recorded under these agreements for the periods of April 1, 2015 through April 17, 2015, and January 1, 2015 through April 17, 2015, were $9,000 and $51,000, respectively.

5.	Concentrations

At the time of the Separation, the Company entered into a 10-year product distribution agreement with Harvard Bioscience under which each company will become the exclusive distributor for the other party for products such other party develops for sale in the markets served by the other. In addition, Harvard Bioscience has agreed that except for certain existing activities of its German subsidiary, to the extent that any Harvard Bioscience businesses desire to resell or distribute any bioreactor that is then manufactured by HART, HART will be the exclusive manufacturer of such bioreactors and Harvard Bioscience will purchase such bioreactors from the Company. Sales to Harvard Bioscience accounted for 100% of the Company’s revenues and trade receivables.

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

  Harvard Apparatus Regenerative Technology, Inc. 2013 Equity Incentive Plan

The 2013 Plan was adopted by the Board of Directors on October 11, 2013. The aggregate number of shares authorized for issuance under the Plan is 3,640,000 shares of common stock. The Company currently has 3,640,000 shares of its common stock reserved for the issuance, exercise or vesting of awards under the 2013 Plan. During the six months ended June 30, 2015, all options granted under the 2013 Plan were at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant.

The following is a summary of stock option and restricted stock unit activity for the six months ended June 30, 2015:

	Stock Options		Restricted Stock Units
	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value
Balance at December 31, 2014	2,006,980	$4.73	7,980	$6.00
Granted	734,000	3.15	-	-
Exercised	-	-	-	-
Vested (RSUs)	-	-	(6,721)	6.00
Cancelled/forfeited	(331,547)	4.29	(154)	6.00
Balance at June 30, 2015	2,409,433	$4.31	1,105	$6.00

The following assumptions were used to estimate the fair value of stock options granted during the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

Volatility	76%	79%
Risk-free interest rate	1.59%	1.67%
Expected holding period	5.92 years	6.12 years
Dividend Yield	-%	-%

 The weighted average fair values of the options granted under the 2013 Plan during the six months ended June 30, 2015 was $1.82, using the Black-Scholes option-pricing model.

Stock-based compensation expense for the three and six months ended June 30, 2015 and 2014, respectively, was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Research and development	$132	$26	$353	$313
Sales and marketing	11	-	51	65
General and administrative	2,194	89	2,568	731
Total stock-based compensation	$2,337	$115	$2,972	$1,109

The Company did not capitalize any stock-based compensation related to the 2013 Plan.

In April 2015, David Green resigned as Chief Executive Officer, President and Chairman of the Board of Directors of HART. Mr. Green remained a member of the Board of Directors. Under the terms of Mr. Green’s employment agreement, certain equity awards immediately vested upon his resignation. This acceleration of vesting resulted in a non-cash stock based compensation expense of approximately $1.0 million being recognized in April, 2015. Mr. Green’s employment agreement also entitled him to a cash payment equal to two years of his salary, or approximately $1.0 million. The Company and Mr. Green agreed to a modification to accelerate vesting on certain options and extend the exercise period on those and other vested stock options in lieu of the cash payment. These modifications resulted in an additional non-cash stock based compensation expense related to Mr. Green of approximately $1.1 million being recorded in April, 2015. Of the modified options, 387,000 were vested prior to resignation, 290,252 were vested as a result of the resignation and as such required no modification to vesting, and 48,375 options were modified to vest immediately. All 725,627 modified options retained their original exercise price of $4.29 and had the time period during which they could be exercised extended from 30 days from resignation to 7 years. All of Mr. Green’s options to buy shares of Harvard Bioscience stock issued under the Harvard Bioscience plan remain outstanding and the Company will continue to record the associated expense on them as long as Mr. Green provides service to HART in his position on the Board of Directors.

Harvard Bioscience Plan Award Information

The following is a summary of stock option and restricted stock unit activity for the three months ended June 30, 2015:

	Stock Options		Restricted Stock Units
	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value
Balance at December 31, 2014	2,122,648	$2.84	171,557	$4.41
Granted	-	-	-	-
Exercised	(918,646)	2.73
Vested (RSUs)			(88,648)	4.52
Cancelled/forfeited	(6,585)	3.64	-	-
Balance at June 30, 2015	1,197,417	$2.92	82,909	$4.30

Stock-based compensation expense from the Harvard Bioscience Plan for the three and six months ended June 30, 2015 and 2014, respectively, was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Research and development	$10	$11	$20	$31
Sales and marketing	3	4	6	7
General and administrative	95	165	186	324
Total stock-based compensation	$108	$180	$212	$362

The Company did not capitalize any stock-based compensation related to the Harvard Bioscience Plan.

7.	Commitments and Contingencies

  From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. There are no such matters pending that the Company expects to be material in relation to its business, financial condition, and results of operations or cash flows.

8.	Subsequent Events

Effective July 6, 2015, James McGorry was appointed President and Chief Executive Officer of the Company. Mr. McGorry has served as a member of the Company’s Board of Directors since February 25, 2013 and will continue to serve on the Board.

Pursuant to his employment agreement, Mr. McGorry receives an annual salary of $375,000, and is eligible to receive cash incentive compensation.  On July 6, 2015, Mr. McGorry also received nonqualified stock options to purchase 671,400 shares of the Company’s common stock with an exercise price of $1.38, the closing price of the Company’s stock on the date of grant. This option vests in four equal installments on January 1 of each year for four consecutive years commencing with January 1, 2016, subject to continued employment. These options are also subject to accelerated vesting under certain conditions related to employment with the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include our ability to obtain and maintain regulatory approval for our HART-Trachea, as well as the bioreactors, scaffolds and other devices and product candidates we pursue; the success of our collaborations, clinical trials and pre-clinical development efforts and programs, which success may not be achieved on a timely basis or at all; the number of patients who can be treated with our products; the amount and timing of costs associated with our development of bioreactors, scaffolds and other devices and products; our failure to comply with regulations and any changes in regulations; our ability to access debt and equity markets and raise additional funds when needed; unpredictable difficulties or delays in the development of new technology; our collaborators or other third parties we contract with, including with respect to conducting any clinical trial, not devoting sufficient time and resources to successfully carry out their duties or meet expected deadlines; our ability to attract and retain qualified personnel and key employees and retain senior management; potential liability exposure with respect to our products; our inability to operate effectively as a stand-alone, publicly traded company; the actual costs of separation may be higher than expected; the availability and price of acceptable raw materials and components from third-party suppliers; difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives; increased competition in the field of regenerative medicine and the financial resources of our competitors; our ability to obtain and maintain intellectual property protection for our device and product candidates; our inability to implement our growth strategy; plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2015 or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

Overview

Our Business

We are a clinical-stage regenerative medicine company developing life-saving regenerated organs for transplant. Our technology initially is focused on restoring organ function to a patient’s airways or esophagus. Our central focus continues to be the development of bioengineered organs for life-threatening conditions. HART has built a dedicated internal team of materials scientists, engineers and biologists who are working with our collaborators at Mayo Clinic and Connecticut Children’s Medical Center to bring our products to the patients who need them as quickly as possible.

For the past several months our scientific efforts have focused primarily on making sure that we addressed the body response issues encountered by our first-generation trachea product design. Our second-generation scaffold is engineered to better guide the repair of tissue during the body’s natural healing process. We started by selecting a different chemistry for the scaffold and refined several microstructural properties as well. We have done considerable work and extensive mechanical and biological testing of our second-generation scaffold. As a result, we believe that we have developed the right combination of product characteristics to restore the function of the airways or the esophagus and to guide the repair of the patient’s own tissue by the body’s natural healing process.

We plan to confirm the improvements in our second-generation platform by conducting large-animal studies at Mayo Clinic along with their team of regenerative medicine experts. We expect to conduct 30-day in-life studies in the fourth quarter that will provide the key data to determine if our second-generation scaffolds are ready for use in patients. We believe positive results from these studies would support the use of a second-generation product in compassionate use surgeries.

The intended use of our first-generation product was for diseases of the trachea. As our development team was designing and testing improvements, we refined several properties so that the same fundamental product design could be used for additional indications such as the bronchi and the esophagus. This multi-indication or platform approach is intended to allow a sophisticated but single product design to guide the repair of a patient’s own tissue in three different indications. This efficient use of resources has the potential to expand our market opportunity significantly. Over the upcoming months we will continue to explore the development and regulatory pathway for each indication. We believe the versatility and efficiency of our platform approach will add considerable value to our development opportunities.

Collaboration Agreement with Connecticut Children’s Medical Center

During the second quarter we signed an agreement with Connecticut Children’s Medical Center (“Connecticut Children’s”), on a pre-clinical collaboration to develop an innovative process for repairing or replacing the esophagus to treat life-threatening pediatric conditions such as esophageal atresia.

This collaboration combines the complementary strengths of HART and Connecticut Children’s in a unique pre-clinical program designed to accelerate development efforts of new treatment options. HART’s contribution will focus on 3-Dorgan scaffold development, using our expertise in materials science and tissue engineering, as well as our team’s skills and experience in surgery and biology. Dr. Finck, Chief of the Division of Pediatric Surgery at Connecticut Children’s, and her research team are focused on bringing to the clinic bioengineered scaffolds that use a patient’s own cells to repair or replace the esophagus, using their skills in tissue engineering, cell therapy and surgery.

Esophageal atresia is a rare condition, affecting 1 in 2,500 to 3,500 babies, in which a child is born without a portion of his or her esophagus. The esophagus is the tube that connects the mouth to the stomach. With this condition, infants are usually unable to eat or drink normally given their difficulty swallowing and they also may have trouble breathing. Current treatment is usually surgery to connect the ends of the esophagus and close the gap. However, in some cases, too much of the esophagus is missing, and traditional surgical techniques do not work. This is known as long-gap esophageal atresia.

Intellectual property, including patented inventions, stemming from the collaboration owned jointly or by Connecticut Children’s will be licensed by Connecticut Children’s to HART on an exclusive basis for commercial development. With this collaboration, Connecticut Children’s and HART will focus on translating bench research into treatments that can directly benefit the children who need them.

11

Regulatory Update

In January 2015, we reported that our goal is to submit an Investigational New Drug (IND) application to the U.S. Food and Drug Administration (FDA) and a Clinical Trial Application (CTA) to the European Medicines Agency (EMA) for the HART-Trachea by June 30, 2016.

Assuming we receive positive data from the preclinical studies with Mayo Clinic planned for the fourth quarter, we expect to file an IND application with the FDA and a CTA with the EMA for our first indication coming from our bioengineered organ implant product platform during 2016.

Our HART-Trachea product was granted orphan designation by the FDA in September 2014. Given the significant improvements to our second-generation product platform, we expect to file an amendment to our current orphan drug designation with the FDA. Upon marketing authorization, orphan designation will provide a seven year marketing exclusivity in the U.S. for the HART-Trachea. We applied for orphan status for the HART-Trachea with the EMA during the fourth quarter of 2014 and withdrew that application during the second quarter. We withdrew the application because our second-generation trachea product is sufficiently different from our first-generation product that we believe that filing for orphan status for the second-generation product will be the fastest path to achieving orphan status in Europe.

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

Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014:

Research and Development Expense

Research and development expense decreased $0.1 million, to $1.1 million or 13% for the three months ended June 30, 2015 compared with $1.2 million for the three months ended June 30, 2014. A decrease in consultancy cost associated with intellectual property of $0.15 million, general operating expenses of $0.05 million, and decreases in spending by foreign subsidiaries of $0.05 million were partially offset by increases of $0.1 million in non-cash stock based compensation and $0.05 million of salary-related costs.

Sales and Marketing Expense

Sales and marketing expense decreased approximately $5,000 or 6%, to $83,000 for the three months ended June 30, 2015 compared with $88,000 for the three months ended June 30, 2014. The decrease was primarily due to a $15,000 decrease in salary-related costs, partially offset by $10,000 in additional non-cash stock based compensation costs.

General and Administrative Expense

General and administrative expense increased $2.2 million, or 174%, to $3.4 million for the three months ended June 30, 2015 compared with $1.2 million for the three months ended June 30, 2014. The $2.2 million increase was composed of $2.1 million in non-cash stock-based compensation, primarily related to the acceleration and modification of employee stock options in association with the resignation of David Green as CEO on April 17, 2015, and $0.2 million in recruiting cost related to the search for a new CEO. These increases were partially offset by a decrease of $0.1 million in non-cash stock-based compensation expense related to employees other than the former CEO.

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014:

Research and Development Expense

Research and development expense decreased $0.2 million or 8%, to $2.2 million for the six months ended June 30, 2015 compared with $2.4 million for the six months ended June 30, 2014. The decrease of $0.2 million is composed of reductions of $0.1 million related to intellectual property consulting expenses, $0.1million in costs associated with our foreign subsidiaries, $0.05 million in non-cash stock based compensation, and $0.1 million in other general costs offset by increases of $0.1 million for salary related expense and $0.1 million in incremental spending on outsourced preclinical studies.

 Sales and Marketing Expense

Sales and marketing expense increased approximately $26,000 or 16%, to $190,000 for the six months ended June 30, 2015 compared with $164,000 for the six months ended June 30, 2014. The increase was primarily due to $58,000 of additional non-cash stock based compensation offset by a $28,000 decrease in salary related costs.

General and Administrative Expense

General and administrative expense increased $1.8 million, or 59%, to $4.7 million for the six months ended June 30, 2015 compared with $3.0 million for the six months ended June 30, 2014. The $1.8 million increase is composed of $2.1 million in non-cash stock-based compensation related to the acceleration and modification of employee stock options in association with the resignation of David Green as CEO on April 17, 2015, and $0.2 million in additional recruiting costs related to the search for a new CEO, partially offset by decreases of $0.4 million in non-cash stock-based compensation expense related to employees other than the former CEO and $0.2 million in other costs.

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

Operating activities.   Net cash used in operating activities of $3.7 million for the six months ended June 30, 2015 reflects our $7.1 million net loss, a $3.2 million add-back of non-cash stock-based compensation expense, a $0.2 million add-back for depreciation, and changes in working capital items.

Net cash used in operating activities of $3.8 million for the six months ended June 30, 2014 reflects our $5.5 million net loss, a $1.5 million add-back of non-cash stock-based compensation expense, a $0.2 million add-back for depreciation, and changes in working capital items.

Investing activities.   Net cash used in investing activities during the six month periods ended June 30, 2015 and 2014 of $21,000 and $495,000, respectively, reflects cash used for additions to property, plant and equipment.

Financing activities. Net cash generated from financing activities during the six months ended June 30, 2015 of $8.6 million was the net proceeds from the issuance of convertible preferred and common shares.

 Cash generated from financing activities during the six months ended June 30, 2014 of $0.4 million was primarily a result of employees’ exercises of stock options.

Recent Authoritative Accounting Guidance

There are no recently issued accounting standards that are not yet effective that the Company believes would materially impact the financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015.   Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

On February 18, 2015, we closed our public offering of 2,070,000 shares of common stock, including 270,000 shares of common stock issued (the “Offering”) pursuant to the full exercise of the overallotment option granted to the underwriters, and 695,857 shares of Series B Convertible Preferred Stock (“Series B”). At the option of the holder, the Series B is convertible into five shares of our common stock subject to certain limitations related to the holder’s ownership percentage of the Company’s outstanding common stock, and will vote with the common stock on all matters on an as converted basis. The Series B has no preference to our common shares in respect of dividends, voting, liquidation or otherwise. The offer and sale of all of the shares in the Offering were registered under the Securities Act pursuant to a shelf registration statement on Form S-3 (File No. 333-200926), which was declared effective by the SEC on December 29, 2014. National Securities Corporation and Summer Street Research Partners acted as the underwriters. The public offering price of the shares of common stock sold in the Offering was $1.75 per share and the public offering price of the shares of Series B sold in the Offering was $8.75 per share. The total gross proceeds from the Offering to us were approximately $9.7 million. After deducting underwriting discounts and commissions of $776,900 and offering expenses payable by us of $340,000 (which included $35,000 of expenses we reimbursed of certain institutional investors who purchased Series B shares in the Offering), we received approximately $8.6 million. As of June 30, 2015, we have not used any of the proceeds from the Offering.

There has been no material change in the planned use of proceeds from our public offering as described in our final prospectus filed with the SEC on February 12, 2015 pursuant to Rule 424(b) of the Securities Act.

Item 6.	Exhibits

10.1#	Employment Agreement, executed as of April 8, 2014 and effective as of April 14, 2014, between Harvard Apparatus Regenerative Technology, Inc. and Saverio La Francesca, M.D.

31.1	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: August 14, 2015

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

	By:	/s/ James McGorry
James McGorry
President and Chief Executive Officer

	By:	/s/ Thomas McNaughton
Thomas McNaughton
Chief Financial Officer

INDEX TO EXHIBITS

10.1#	Employment Agreement, executed as of April 8, 2014 and effective as of April 14, 2014, between Harvard Apparatus Regenerative Technology, Inc. and Saverio La Francesca, M.D.

31.1	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement.