Form 10-Q
period 2015-09-30
Harvard Apparatus Regenerative Technology, Inc.
filed 2015-11-16
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of November 9, 2015, there were 13,452,395 shares of common stock, par value $0.01 per share, outstanding.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

Form 10-Q

For the Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except par value and share data)

	September 30,	December 31,
	2015	2014

ASSETS
Current assets:
Cash	$8,198	$5,272
Related party receivables	-	27
Accounts receivable	59	5
Inventory	144	207
Prepaid expenses	82	317
Total current assets	8,483	5,828

Property, plant and equipment, net of accumulated depreciation
of $959 and $611, respectively	1,202	1,376

Total non-current assets	1,202	1,376
Total assets	$9,685	$7,204

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$220	$370
Related party payables	-	16
Accrued and other current liabilities	111	324
Total current liabilities	331	710
Total non-current liabilities	-	-
Total liabilities	331	710

Commitments and contingencies (note 7)

Stockholders' equity:
Convertible preferred stock, par value $0.01 per share, 2,000,000 shares authorized;
695,857 and 0 shares issued and 159,864 and 0 shares outstanding, respectively	1,230	-
Common stock, par value $0.01 per share, 30,000,000 shares authorized;
12,652,075 and 7,856,607 shares issued and outstanding, respectively	127	79
Additional paid-in capital	30,453	19,449
Accumulated deficit	(22,449)	(13,035)
Accumulated other comprehensive (loss) income	(7)	1
Total stockholders' equity	9,354	6,494
Total liabilities and stockholders' equity	$9,685	$7,204

See accompanying notes to unaudited consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014

Revenues	$37	$2	$110	$48
Cost of revenues	18	1	55	25
Gross profit	19	1	55	23

Operating expenses:
Research and development	1,269	1,401	3,504	3,832
Sales and marketing	86	77	276	241
General and administrative	956	1,199	5,686	4,165
Total operating expenses	2,311	2,677	9,466	8,238

Operating loss	(2,292)	(2,676)	(9,411)	(8,215)

Other expense, net	-	(4)	(3)	(4)

Loss before income taxes	(2,292)	(2,680)	(9,414)	(8,219)
Income taxes	-	-	-	-

Net loss	$(2,292)	$(2,680)	$(9,414)	$(8,219)

Basic and diluted net loss per share	$(0.19)	$(0.34)	$(0.91)	$(1.05)
Weighted average common shares, basic and diluted	11,974	7,851	10,395	7,809

Comprehensive loss:
Net loss	$(2,292)	$(2,680)	$(9,414)	$(8,219)
Foreign currency translation adjustments	-	(3)	(8)	-
Total comprehensive loss	$(2,292)	$(2,683)	$(9,422)	$(8,219)

See accompanying notes to unaudited consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months ended September 30,
	2015	2014

Cash flows used in operating activities:
Net loss:	$(9,414)	$(8,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,612	1,926
Depreciation	347	256
Changes in operating assets and liabilities:
Decrease in related party receivables	27	19
Increase in accounts receivable	(54)	(29)
Decrease (increase) in inventories	63	(119)
Decrease in prepaid expenses and other current assets	235	274
(Decrease) increase in accounts payable	(150)	10
Decrease in related party payables	(16)	(58)
(Decrease) increase in accrued and other current liabilities	(212)	269
Net cash used in operating activities	(5,562)	(5,671)

Cash flows used in investing activities:
Additions to property, plant and equipment	(175)	(1,033)
Net cash used in investing activities	(175)	(1,033)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	5,357	-
Proceeds from issuance of common stock, net	3,314	418
Net cash provided by financing activities	8,671	418
Effect of exchange rate changes on cash	(8)	-
Net increase (decrease) in cash	2,926	(6,286)
Cash at the beginning of the period	5,272	14,008
Cash at the end of the period	$8,198	$7,722

See accompanying notes to unaudited consolidated financial statements.

 HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview and Basis of Presentation

Overview

Harvard Apparatus Regenerative Technology, Inc. (“HART” or the “Company”) is a biotechnology company developing bioengineered organs for life-threatening conditions. The Company’s technology initially is focused on restoring organ function to a patient’s esophagus or airways (the bronchus and the trachea). Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and acquiring operating assets.

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

Unaudited Interim Financial Information

The accompanying interim balance sheet as of September 30, 2015 and consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014 are unaudited. The accompanying interim consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2015, its results of operations for the three and nine months ended September 30, 2015 and 2014, and the Company’s consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014.  The financial data and other information disclosed in these notes related to the nine month periods ended September 30, 2015 and 2014 are unaudited. The results for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim periods or any future year or period.

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

On February 18, 2015, the Company closed an underwritten public offering of 2,070,000 registered shares of its common stock, at a price to the public of $1.75 per share, and 695,857 registered shares of its $0.01 par Series B Convertible Preferred Stock (“Series B”) at a price to the public of $8.75 per share. The Series B is convertible into five shares of common stock at the option of the holder, subject to certain limitations related to the holder’s ownership percentage of the Company’s outstanding common stock. The Series B will vote with the common stock on all matters on an as-converted basis, and has no preference to the common shares in respect of dividends, voting, liquidation or otherwise. Gross proceeds from the offering were $9.7 million and underwriters’ fees and issuance costs totaled $1.1 million. Thus, the Company generated net proceeds of $8.6 million from the underwritten public offering.

During the three and nine months ended September 30, 2015, 330,714 and 535,993 shares of Series B Convertible Preferred Stock were converted into 1,653,570 and 2,679,965 shares of common stock, respectively. From October 1, 2015 through November 13, 2015, the date of this filing, 159,864 additional shares of Series B Convertible Preferred Stock were converted into 799,320 shares of common stock, after which the company had no shares of Series B shares outstanding.

The Company has incurred net losses of $41.7 million since inception through September 30, 2015. The Company is currently investing significant resources in development and commercialization of products, including bioengineered organs, for use in the field of regenerative medicine. The Company expects to continue to incur operating losses and negative cash flows from operations. Management believes that the Company’s cash at September 30, 2015 will be sufficient to meet the Company’s obligations through at least September 30, 2016.

4.	Related Party Transactions

During the three and nine months ended September 30, 2015, the Company recognized $0 and $165,000 respectively in recruiting expense related to professional search fees paid to RobinsonButler, an executive recruiting consultancy firm where Thomas Robinson, a member of the Company’s Board of Directors, is a partner. RobinsonButler was retained by the Company’s Board of Directors to complete the search for the Company’s Chief Executive Officer and President.

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

In connection with the Separation of the Company from Harvard Bioscience, on October 31, 2013 the Company entered into a series of agreements with Harvard Bioscience, including a separation and distribution agreement, a transition services agreement, a tax sharing agreement, a sublicense agreement, a product distribution agreement, an intellectual property matters agreement and a sublease agreement. Some of these agreements require the Company to pay fees to Harvard Bioscience for services provided subsequent to the Separation. The transition services agreement expired on November 1, 2014. Expenses recorded under these agreements were $0.1 million and $0.2 million for the three and nine months ended September 30, 2014, respectively. Expenses recorded under these agreements for the period of January 1, 2015 through April 17, 2015, was $51,000.

5.	Concentrations

At the time of the Separation, the Company entered into a 10-year product distribution agreement with Harvard Bioscience under which each company will become the exclusive distributor for the other party forproducts such other party develops for sale in the markets served by the other. In addition, Harvard Bioscience has agreed that except for certain existing activities of its German subsidiary, to the extent that any Harvard Bioscience businesses desire to resell or distribute any bioreactor that is then manufactured by HART, HART will be the exclusive manufacturer of such bioreactors and Harvard Bioscience will purchase such bioreactors from the Company. Sales to Harvard Bioscience accounted for 100% of the Company’s revenues and trade receivables.

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

Harvard Apparatus Regenerative Technology, Inc. 2013 Equity Incentive Plan

The 2013 Plan was adopted by the Board of Directors on October 11, 2013. The aggregate number of shares authorized for issuance under the Plan is 3,640,000 shares of common stock. The Company currently has 3,640,000 shares of its common stock reserved for the issuance, exercise or vesting of awards under the 2013 Plan. During the nine months ended September 30, 2015, all options granted under the 2013 Plan were at exercise prices equal to or greater than fair market value of the Company’s common stock on the date of grant.

The following is a summary of stock option and restricted stock unit activity for the nine months ended September 30, 2015:

	Stock Options		Restricted Stock Units
	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value
Balance at December 31, 2014	2,006,980	$4.73	7,980	$6.00
Granted	1,797,900	2.11	-	-
Exercised	-	-	-	-
Vested (RSUs)	-	-	(6,721)	6.00
Cancelled/forfeited	(488,840)	4.22	(154)	6.00
Balance at September 30, 2015	3,316,040	$3.38	1,105	$6.00

The following assumptions were used to estimate the fair value of stock options granted during the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015

Volatility	76%	77%
Risk-free interest rate	1.77%	1.73%
Expected holding period	6.09 years	6.10 years
Dividend Yield	-%	-%

The weighted average fair values of the options granted under the 2013 Plan during the nine months ended September 30, 2015 was $1.29, using the Black-Scholes option-pricing model.

Stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014, respectively, was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Research and development	$171	$83	$524	$396
Sales and marketing	29	8	80	73
General and administrative	116	162	2,684	893
Total stock-based compensation	$316	$253	$3,288	$1,362

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

Harvard Bioscience Plan Award Information

The following is a summary of stock option and restricted stock unit activity for the nine months ended September 30, 2015:

	Stock Options		Restricted Stock Units
	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value
Balance at December 31, 2014	2,122,648	$2.84	171,557	$4.41
Granted	-	-	-	-
Exercised	(918,646)	2.73	-	-
Vested (RSUs)	-	-	(88,648)	4.52
Cancelled/forfeited	(6,585)	3.64	-	-
Balance at September 30, 2015	1,197,417	$2.92	82,909	$4.30

Stock-based compensation expense from the Harvard Bioscience Plan for the three and nine months ended September 30, 2015 and 2014, respectively, was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Research and development	$11	$17	$31	$48
Sales and marketing	3	4	9	11
General and administrative	98	181	284	505
Total stock-based compensation	$112	$202	$324	$564

The Company did not capitalize any stock-based compensation related to the Harvard Bioscience Plan.

7.	Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. There are no such matters pending that the Company expects to be material in relation to its business, financial condition, and results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include the success of our collaborations, clinical trials and pre-clinical development efforts and programs, which success may not be achieved on a timely basis or at all; our ability to obtain and maintain regulatory approval for our implant products, bioreactors, scaffolds and other devices we pursue, including for the esophagus or airway, which approvals may not be obtained on a timely basis or at all; our ability to access debt and equity markets and raise additional funds when needed; the number of patients who can be treated with our products; the amount and timing of costs associated with our development of implant products, bioreactors, scaffolds and other devices; our failure to comply with regulations and any changes in regulations; unpredictable difficulties or delays in the development of new technology; our collaborators or other third parties we contract with, including with respect to conducting any clinical trial or pre-clinical development efforts, not devoting sufficient time and resources to successfully carry out their duties or meet expected deadlines; our ability to attract and retain qualified personnel and key employees and retain senior management; potential liability exposure with respect to our products; our inability to operate effectively as a stand-alone, publicly traded company; the actual costs of separation may be higher than expected; the availability and price of acceptable raw materials and components from third-party suppliers; difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives; increased competition in the field of regenerative medicine and the financial resources of our competitors; our ability to obtain and maintain intellectual property protection for our device and product candidates; our inability to implement our growth strategy; plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2015 or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

Overview

Our Business

We are a clinical-stage regenerative medicine company developing life-saving organ implants to address life-threatening diseases or conditions. Our technology initially is focused on restoring organ function to a patient’s esophagus or airways (bronchus or trachea). Our central focus continues to be the development of bioengineered organs for life-threatening conditions. We have built a dedicated internal team of materials scientists, engineers and biologists who are working with our collaborators at Mayo Clinic and Connecticut Children’s Medical Center to bring our products to the patients who need them.

For the past several months our scientific efforts have resulted in significant advances in the development of our second-generation (Gen2) bioengineered implants. Our Gen2 technology reflects design enhancements aimed at improving the body’s response to the implant and better guiding the repair of tissue in the healing process. Our recent animal studies tested all three of our Gen2 implants – esophagus, trachea, and bronchus. We believe the trachea study demonstrated the resolution of the negative inflammatory response observed with the prior generation of the technology. This achievement was significant, and we will now proceed to a confirmatory large-animal study of our trachea and bronchus implants with Mayo Clinic. Our bronchus study achieved similar positive results as those seen in the trachea study. The results of the pre-clinical esophageal implant study suggest clinically significant evidence of tissue and nerve regeneration in the esophageal implant. Complete regeneration of the esophagus was achieved in 2 weeks. This result positions the esophageal implant as our current lead development priority. The esophageal implant is intended to address a very significant need as a potentially life-saving treatment for patients with esophageal cancer. Each year in the U.S. approximately 17,000 new cases of esophageal cancer are diagnosed, and more than 4,000 are addressed by surgery.

We plan to confirm the improvements in our Gen2 platform by conducting large-animal studies at Mayo Clinic along with their team of regenerative medicine experts. The study design has been completed, requisite tests are underway, and we expect the animal surgeries to occur in December 2015. We expect that those studies will provide the key data to determine if our Gen2 scaffolds are ready for use in patients. We believe positive results from these studies would support the use of a Gen2 product in compassionate use surgeries.

Collaborations

We continue to advance our development partnerships with Mayo Clinic and Connecticut Children’s Medical Center (CCMC). HART’s collaboration with Mayo Clinic focuses on developing solutions for cancer and other life-threatening diseases affecting the esophagus, bronchus and trachea. We have initiated our planned confirmatory large-animal studies of Gen2 implants in collaboration with Mayo Clinic. The study design has been completed, prerequisite tests are underway and we expect the animal surgeries to occur in December 2015. Our collaboration with CCMC is focused on developing a solution for a congenital childhood condition, pediatric esophageal atresia, a condition in which a significant or complete separation of a child’s esophagus prevents normal eating function. Initial tests with CCMC commenced during the third quarter of 2015.

During the third quarter of 2015 we also established the Scientific Advisory Board and announced that Joseph P. (Jay) Vacanti, M.D., a surgeon and pioneering scientist in the field of tissue engineering, has agreed to serve as Chairman. The Scientific Advisory Board’s role is to provide support and guidance for our research and development programs. We expect to add three to five additional members to the Scientific Advisory Board over the next twelve to eighteen months.

Dr. Vacanti has worked in the field of tissue engineering since its beginnings in the early 1980’s - a mission that stems from his long-held interest in solving the problem of organ shortages. He has held academic appointments at Harvard Medical School since 1974; has authored over 320 original reports, 69 book chapters, 54 reviews and over 473 abstracts. Dr. Vacanti has 81 patents or patents pending in the United States, Canada, Europe and Japan. Dr. Vacanti’s current medical affiliations including Harvard Medical School and Massachusetts General Hospital. Over the past 15 years, Dr. Vacanti has researched the creation of complete vascular networks as part of implantable tissue engineered devices that allow the fabrication of large, complex living structures such as vital organs or extremities. Dr. Vacanti was a founding co-president of what is now the Tissue Engineering Regenerative Medicine International Society (TERMIS) and he was also founding senior editor of “Tissue Engineering”.

Regulatory Update

Assuming we receive positive data from the preclinical studies with Mayo Clinic planned for the fourth quarter of 2015, we expect to file an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) and a Clinical Trial Application (CTA) with the European Medicines Agency (EMA) for our first indication coming from our bioengineered organ implant product platform during 2016.

Our trachea implant product was granted orphan designation by the FDA in September 2014. Given the significant improvements to our second-generation product platform, we expect to file an amendment to our current orphan drug designation with the FDA. Upon marketing authorization, orphan status would provide a seven year marketing exclusivity in the U.S. for the trachea implant product. We applied for orphan status for the trachea implant product with the EMA during the fourth quarter of 2014 and withdrew that application during the second quarter of 2015 because our Gen2 trachea product, which is currently in development, will be sufficiently different from our first-generation product that we believe that filing for orphan status for the Gen2 product will be the fastest path to achieving orphan status in Europe.

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

Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014:

Research and Development Expense

Research and development expense decreased $0.1 million, to $1.3 million or 9% for the three months ended September 30, 2015 compared with $1.4 million for the three months ended September 30, 2014. Decreases in recruiting costs of $0.2 million, payroll related cost of $0.1 million and consultancy cost associated with intellectual property of $0.1 million, were partially offset by increased spending on outsourced preclinical studies of $0.2 million and $0.1 million in non-cash stock based compensation.

Sales and Marketing Expense

Sales and marketing expense increased approximately $9,000 or 12%, to $86,000 for the three months ended September 30, 2015 compared with $77,000 for the three months ended September 30, 2014. The increase was primarily due to $20,000 in additional non-cash stock based compensation costs, partially offset by an $11,000 decrease in payroll related costs.

General and Administrative Expense

General and administrative expense decreased $0.2 million, or 20%, to $1.0 million for the three months ended September 30, 2015 compared with $1.2 million for the three months ended September 30, 2014. The $0.2 million decrease was composed of $0.1 million in non-cash stock-based compensation, and $0.1 million in payroll related costs.

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014:

Research and Development Expense

Research and development expense decreased $0.3 million or 9%, to $3.5 million for the nine months ended September 30, 2015 compared with $3.8 million for the nine months ended September 30, 2014. The decrease of $0.3 million is composed of reductions of $0.2 million related to intellectual property consulting expenses, $0.2 million of recruiting, $0.1 million in other consulting, and $0.1 million in costs associated with our foreign subsidiaries, offset by increases of $0.3 million in spending on outsourced preclinical studies.

 Sales and Marketing Expense

Sales and marketing expense increased approximately $35,000 or 15%, to $276,000 for the nine months ended September 30, 2015 compared with $241,000 for the nine months ended September 30, 2014. The increase was primarily due to $75,000 of additional non-cash stock based compensation offset by a $40,000 decrease in payroll related costs.

General and Administrative Expense

General and administrative expense increased $1.5 million, or 37%, to $5.7 million for the nine months ended September 30, 2015 compared with $4.2 million for the nine months ended September 30, 2014. The $1.5 million increase is composed of $2.1 million in non-cash stock-based compensation related to the acceleration and modification of employee stock options in association with the resignation of David Green as CEO on April 17, 2015, $0.2 million in additional recruiting costs related to the search for a new CEO, and $0.1 million in incremental legal fees associated creation and protection of intellectual property. These costs were partially offset by decreases of $0.5 million in non-cash stock-based compensation expense related to employees other than the former CEO, $0.1 million in payroll related costs, and $0.3 million in other costs.

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

Operating activities.   Net cash used in operating activities of $5.6 million for the nine months ended September 30, 2015 reflects our $9.4 million net loss, a $3.6 million add-back of non-cash stock-based compensation expense, a $0.3 million add-back for depreciation, and changes in working capital items.

Net cash used in operating activities of $5.7 million for the nine months ended September 30, 2014 reflects our $8.2 million net loss, a $1.9 million add-back of non-cash stock-based compensation expense, a $0.3 million add-back for depreciation, and changes in working capital items.

Investing activities.   Net cash used in investing activities during the nine month periods ended September 30, 2015 and 2014 of $0.2 million and $1.0 million respectively, reflects cash used for additions to property, plant and equipment.

Financing activities. Net cash generated from financing activities during the nine months ended September 30, 2015 of $8.7 million was the net proceeds from the issuance of convertible preferred and common shares.

Cash generated from financing activities during the nine months ended September 30, 2014 of $0.4 million was primarily a result of employees’ exercises of stock options.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015.   Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Following the consummation of the Offering payments were made in the ordinary course of business to officers for salaries. No other payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. Through September 30, 2015, of the net proceeds of the Offering, we used approximately $1.0 million for research and development, including funding preclinical efforts relating to bioengineered organs, approximately $0.7 million to fund General and Administrative costs of operations and $0.1 million to purchase and install laboratory equipment.

Item 6.	Exhibits

Exhibit Index
10.1#(1)	Employment Agreement, executed as of June 23, 2015 and effective as of July 6, 2015, between Harvard Apparatus Regenerative Technology, Inc. and James McGorry.

31.1+	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#	Management contract or compensatory plan or arrangement

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on July 6, 2015) and incorporated by reference thereto.

+	Filed herewith

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

Date: November 13, 2015

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

By:	/s/ James McGorry
James McGorry
President and Chief Executive Officer

By:	/s/ Thomas McNaughton
Thomas McNaughton
Chief Financial Officer

INDEX TO EXHIBITS

10.1#(1)	Employment Agreement, executed as of June 23, 2015 and effective as of July 6, 2015, between Harvard Apparatus Regenerative Technology, Inc. and James McGorry.

31.1+	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on July 6, 2015) and incorporated by reference thereto.

+	Filed herewith

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.