Form 10-K
period 2015-12-31
Harvard Apparatus Regenerative Technology, Inc.
filed 2016-03-30
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015 was approximately $10,356,769. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

At March 21, 2016, there were 14,110,540 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2016 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2015

i

This Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), each as amended. The forward-looking statements are principally, but not exclusively, contained in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expect,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “think,” “continue,” “potential,” “is likely,” “permit,” “objectives,” “optimistic,” “new,” “goal,” “target,” “strategy” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 19 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. Harvard Apparatus Regenerative Technology, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

PART I

Item 1.	Business.

BUSINESS

We are a biotechnology company developing bioengineered organ implants based on our novel Cellframe™ technology.

Our Cellframe technology is comprised of a biocompatible scaffold that is seeded with the recipient’s own cells. We believe that this technology may prove to be effective for treating patients across a number of life-threatening medical indications who currently have unmet medical needs. We are currently developing our Cellframe technology to treat life-threatening conditions of the esophagus, trachea or bronchus with the objective of dramatically improving the treatment paradigm for those patients.

We believe that our Cellframe technology may provide surgeons with a new treatment paradigm to address damage to the esophagus, bronchi, and trachea due to cancer, infection, trauma or congenital abnormalities. Organ implants being developed based on our Cellframe technology for those indications are called Cellspan™. We announced key preliminary preclinical results of large-animal studies for the esophagus, trachea and bronchus in November 2015. While the studies pertaining to the trachea and bronchus showed promising results for restoring organ function, the most promising results were shown in the esophagus study. As such, our Cellspan esophageal implant will be our lead development product candidate.

A portion of all patients diagnosed with esophageal cancer are treated via a surgical procedure known as an esophagectomy. The current standard of care for an esophagectomy requires a complex surgical procedure that involves moving the patient’s stomach or a portion of their colon into the chest to replace the portion of esophagus resected by the removal of the tumor. These current procedures have high rates of complications, and can lead to a severely diminished quality of life and require costly ongoing care. Our Cellspan esophageal implant aims to simplify the procedure, reduce complications, result in a better quality of life and reduce the overall cost of patient care to the healthcare system.

Our product candidates are currently in development and have not yet received regulatory approval for sale anywhere in the world.

The Office of Combination Products of the U.S. Food and Drug Administration, or FDA, has confirmed for us that the FDA intends to regulate our cell-seeded scaffold implant as a combination biologic-device product under the primary jurisdiction of the Center for Biologics Evaluation and Research, or CBER, and will require a BLA pathway for market approval. The initial indication for which we intend to seek FDA approval will be to restore the function of the esophagus after a portion of the esophagus has been surgically removed to treat cancer, damage caused by injury or infection or congenital abnormalities. While this FDA confirmation was based on our previous-generation tracheal product candidate, we expect that our Cellspan esophageal implant would similarly be regulated as a combination product under the primary jurisdiction of the CBER. We also intend to request expedited review from the FDA for the Cellspan esophageal implant product. Receipt of the FDA’s expedited review would reduce the overall time through the regulatory process.

We plan to apply for orphan drug designation from the FDA for our Cellspan esophageal implant in the U.S. and Europe. Orphan drug status provides market exclusivity in the U.S. for seven years from the date of the product’s approval for marketing. This exclusivity is in addition to any exclusivity we may obtain due to our patents. Additionally, orphan designation provides a waiver of the BLA application fee. Orphan drug status in Europe provides market exclusivity there for ten years from the date of the product’s approval for marketing.

We believe that our Cellframe technology may prove to be effective for treating patients across several life-threatening medical indications who currently have unmet medical needs. We are now advancing the development of our Cellframe technology to address life-threatening conditions of three organs, including the esophagus, the trachea and the bronchus. We are currently developing our lead product candidate, our Cellspan esophageal implant, in large-animal studies with Mayo Clinic to gain third-party confirmation of our esophageal product’s potential and to develop compelling data in support of our goal of filing an Investigational New Drug (IND) application with the FDA in late 2016, seeking to initiate clinical trials in humans. We currently anticipate providing an update on our ongoing large-animal research collaboration with Mayo Clinic mid-second quarter 2016.

Our Mission and Our Strategy

Our mission is to be the leading developer and supplier of bioengineered organ implants for restoring organ function for patients with life-threatening conditions of the esophagus, the bronchus and the trachea. Our business strategy to accomplish this mission includes:

Targeting life-threatening medical conditions.  We are focused on creating products to help physicians treat life-threatening conditions like esophageal cancer, central lung cancer and damage to the trachea caused by cancer, trauma or infection. We are also developing products for the treatment of congenital abnormalities of the esophagus and the airways. We are not targeting less severe conditions that have reasonable existing treatment options. Solutions for life-threatening medical conditions present a favorable therapeutic index, or risk/benefit relationship, by providing the opportunity of a significant medical benefit for patients who have poor or no treatment alternatives. We believe that product candidates targeting life-threatening medical conditions may be eligible for review and approval by regulatory authorities under established expedited review programs, which may result in savings of time in the regulatory approval process. Also, we believe that products targeting life-threatening medical conditions may be more likely to receive favorable reimbursement compared with treatments for less critical medical conditions.

Developing products that have a relatively short time to market.  Since the number of patients diagnosed with esophageal cancer in the U.S. each year is relatively small, we expect the number of patients that we would likely need to enroll in a clinical trial will also be relatively small. A small number of patients implies a relatively fast enrollment time and a less expensive clinical development program. Therefore, we expect to be able to conduct a clinical trial in a relatively short period of time compared to clinical trials in indications with larger patient populations. We intend to work closely with regulatory agencies and clinical experts to design and size the clinical studies appropriately based on the specific conditions our products are intended to treat.

Using our Cellframe technology as a platform to address multiple organs.  We believe that preclinical data we have produced to date may suggest that our Cellframe technology is a novel and innovative approach to restoring organ function that may provide an ability to develop products that would address life-threatening conditions impacting organs like the esophagus, bronchi and trachea, and perhaps lower portions of the gastrointestinal (GI) tract. We believe that our Cellframe technology may allow physicians to treat certain life-threatening conditions in ways not currently possible, and in some combination, to save patients’ lives, avoid or reduce complications experienced in the current standard of care, and improve the patients’ quality of life, while at the same time reducing the overall cost of patient care to the healthcare system.

Supplying the finished organ implant to the surgeon.  Our technology includes our proprietary organ bioreactor, as well as our proprietary biocompatible scaffold that is seeded with the patient’s own cells. We believe there is considerable value in supplying the final cell-seeded scaffold implant to the surgeon so that the hospital and surgeon may focus solely on performing the implantation.

Collaborating with leading medical and research institutions.  We have and will continue to collaborate with leading medical and research institutions. We have a co-development agreement with Mayo Clinic for regenerative medicine organ implant products for the esophagus and airways, and we are currently conducting large-animal studies with Mayo Clinic to develop our Cellframe technology. We are also collaborating with Connecticut Children’s Medical Center on a co-development project to research regenerative medicine-based solutions to esophageal atresia. We believe the use of our product candidates by leading surgeons and institutions will increase the likelihood that other surgeons and institutions will use our products.

Our Technology

Our Cellframe technology is comprised of our proprietary bioengineered organ scaffold seeded with the patient’s own stem cells in our proprietary organ bioreactor prior to implantation. We believe that our Cellframe technology combines a highly-engineered, biocompatible scaffold and a robust population of cells that, by tapping into the stem cell niche of the surrounding native tissue after implantation, may potentially enable a tubular organ to remodel or regenerate tissue to close the gap created by a surgical resection of a portion of that organ. This unique combination of technologies, developed through our extensive testing performed during the last two years, may potentially provide solutions to life-threatening conditions for patients with unmet medical needs.

We believe that our new technology is unique, in that its mode of action appears to be different from other tissue engineering organ scaffold products developed previously, of which we are aware. Prior to our development of the Cellframe technology, our approach attempted to implant an organ scaffold that would be incorporated into the patient’s body by the surrounding native tissue growing into the scaffold. To our knowledge, all previous research and development efforts by other investigators were based on that same concept. Our Cellframe technology appears to work very differently. We believe that the unique combination of our highly-engineered organ scaffold with a population of the patient’s own mesenchymal stem cells enables an organ to develop new native tissue around our scaffold, but not into it, so the scaffold acts as a sort of frame or staging for the new tissue. As a result, our scaffold is not incorporated into the body. Instead, it is retrieved from the body via an endoscopic or bronchoscopic procedure, not surgically, after sufficient tissue remodeling and regeneration has occurred to restore the organ’s integrity and function.

A Cellframe technology-based organ implant includes two key components: a biocompatible synthetic scaffold and the patient’s own stem cells.

Biocompatible Scaffold Component

Our proprietary biocompatible scaffold component of the Cellspan esophageal implant is constructed primarily of polyurethane (PU; a plastic polymer). This material was chosen based on extensive testing of various materials. The scaffold is made using a manufacturing process known as electrospinning. The combination of the electrospinning process, which provides accurate control over the desired microstructure of the scaffold fabric, with the PU results in a scaffold that we believe has favorable biocompatibility characteristics.

The Patient’s Cells

Based on current preclinical development efforts, the cells we seed onto the scaffold are obtained from the patient’s adipose tissue (abdominal fat). This fat tissue is obtained in a standard biopsy before the implant surgery. Mesenchymal stem cells are extracted and isolated from the adipose tissue biopsy. The isolated cells are then expanded, or grown, for a short period prior to surgery in order to derive a sufficient cell population to be seeded on the scaffold. The cells are then seeded on the scaffold in our proprietary organ bioreactor and incubated there before the implant surgery.

We believe the Cellspan esophageal implant has the potential to provide a major advance over the current therapeutic options for treating esophageal cancer, damage from infection or trauma and congenital abnormalities. We believe our Cellframe technology has the potential to overcome the major challenges in restoring organ function for a damaged esophagus. With our Cellspan esophageal implant we are developing a surgical procedure that has the objective of reconstituting the continuity of the patient’s esophagus without having to relocate another organ in its place. In addition, by reducing or eliminating complications that occur in the current standard of care, we expect to reduce the costs of addressing and treating those additional complications. Because these substantial costs can be reduced or even eliminated with our technology, we believe our products, if successfully developed, can help save lives, improve the quality of life for patients and reduce overall healthcare costs.

Further, human embryonic stem cells are not part of any of our implant product candidates. This eliminates both the medical risks and ethical controversy associated with regenerative medicine approaches that use human embryonic stem cells.

Unmet Patient Needs and Cellspan Implant Solutions

Esophageal Cancer

There are approximately 456,000 new diagnoses of esophageal cancer globally each year. According to the American Cancer Society, there are approximately 17,000 new diagnoses of esophageal cancer in the U.S. each year, and there are more than 15,000 deaths from esophageal cancer each year. Esophageal cancer is very deadly - the five-year survival rate for people with esophageal cancer is 18% in the U.S. Approximately 5,000 esophagectomy surgeries occur in the U.S. annually to treat esophageal cancer, and approximately 10,000 esophagectomies occur in Europe annually. We believe that our Cellspan esophageal implant, if approved, has the potential to provide a major advance over the current esophagectomy procedures for addressing esophageal cancer, which have high complication and morbidity rates.

The current standard of care for the esophagectomy requires either (A) a gastric pull-up, where the stomach is cut and sutured into a tubular shape, then pulled up through the diaphragm to replace a portion of the esophagus resected by the removal of the cancerous tumor; or (B) a colon interposition, where a portion of the colon is resected and used to replace the portion of the esophagus resected by the removal of the cancerous tumor. Esophagectomies have 90-day mortality rates of up to 19%. Serious complications, such as leakage at the anastomoses, which can lead to infections and sepsis, and pulmonary complications, such as impaired pulmonary function or pneumonia, occur in up to 30% of esophagectomy cases. Other complications from esophagectomies, such as a narrowing of the esophagus post-surgery, gastroesophageal reflux and dumping syndrome (repetitive nausea, dizziness and vomiting) can also pose significant quality of life issues for patients.

We believe that the Cellspan esophageal implant has the potential to provide physicians a new, simpler procedure to restore organ function while significantly reducing complication and morbidity rates compared with the current standard of care, and without creating significant quality of life issues for patients.

Esophageal Atresia

Esophageal Atresia (EA) is a rare congenital abnormality in which a baby is born without part of the esophagus. About 1 in 4,000 babies in the U.S. is born with EA. In some cases, the two sections can be connected surgically. However, in cases where the gap is too great for a simple surgical reconnection, the current standard of care is a gastric pull-up, a colon interposition, or a procedure known as the Foker process. In the Foker process, traction devices are surgically attached to the two ends of the esophagus. Traction is then applied, usually for several weeks during which time the baby remains in an Intensive Care Unit, to stimulate the ends of the esophagus to grow and narrow the gap. If the Foker process is successful in narrowing the gap sufficiently, a second surgery is necessary to connect the two ends of the esophagus. In addition to the Foker process being complex, it is also a very expensive procedure, because the baby will normally be several months in hospital for the process.

We believe that a pediatric Cellspan esophageal implant may provide pediatric surgeons with a better procedure to treat EA that would result in a connected esophagus with higher success rates, lower complications and lower overall costs to the healthcare system.

Central Lung Cancer

Lung cancer is the most common form of cancer and the most common cause of death from cancer worldwide. There are more than 450,000 new lung cancer diagnoses annually in the U.S. and Europe. In approximately 25% of all lung cancer cases, the cancerous tumor resides only in a bronchus and not in the lobes of the lungs, and is known as central lung cancer. Approximately 33,000 central lung cancer cases diagnosed in the U.S. and Europe are Stage I and II and are considered eligible for surgical resection, often with adjuvant chemotherapy and radiation. Approximately 5,000 of those patients are treated via pneumonectomy, a surgical procedure involving the resection of the cancer tumor, the whole bronchus below the tumor and the entire lung to which it is connected. It is a complex surgery and results in a 50% reduction in the patient’s respiratory capacity. The procedure has reported rates of post-surgical (in hospital) mortality of 8% to 15%. Complication rates associated with pneumonectomy are reported as high as 50%, and include post-operative pneumonia, supraventricular arrhythmias and anastomotic leakage, placing patients at significant mortality risk post-discharge.

We believe that a Cellspan bronchial implant, once developed and approved for marketing, has the potential to provide physicians a treatment alternative superior to the sleeve pneumonectomy to address central lung cancer, a simpler procedure to restore organ function of the bronchus without sacrificing one of the patient’s lungs, resulting in fewer post-surgery complications, improved mortality rates and improved quality of life for the patient.

Life-threatening conditions of the Trachea

There are approximately 8,000 patients per year in the U.S. and Europe who suffer from a condition of the trachea that put the patient at high risk of death. These conditions can be due to tracheal trauma, tracheal stenosis or trachea cancer. There are approximately 40,000 tracheal trauma patients diagnosed each year in the U.S. Of those, approximately 1,000 are severe enough to need surgical resection procedures. Tracheal stenosis is as a rare complication from tracheostomies, but have a devastating impact on respiratory function for patients. Approximately 2,000 patients are diagnosed with stenosis from tracheostomy in the U.S. each year. Trachea cancer is a very rare but extremely deadly cancer. Trachea cancer patients in the U.S. have a median survival of 10 months from diagnosis and a 5-year survival of only 27%. There were approximately 200 cases of primary trachea cancer diagnosed in the U.S. in 2013. Based on these facts, we estimate that there are approximately 8,000 patients in the U.S. and Europe with conditions of the trachea that put them at high risk of death, but for whom there is currently no clinically effective tracheal implant or replacement method currently available.

We believe that a Cellspan tracheal implant may potentially provide physicians a treatment to re-establish the structural integrity and function of a damaged or diseased trachea to address life-threatening conditions due tracheal trauma, stenosis or cancer.

Our History

We were incorporated under the laws of the State of Delaware on May 3, 2012 by Harvard Bioscience, Inc. (“Harvard Bioscience”) to provide a means for separating its regenerative medicine business from its other businesses. Harvard Bioscience has been designing and manufacturing devices for life science researchers for over 100 years. Harvard Bioscience first explored the regenerative medicine market in 2007 and began focusing on providing devices to scientists involved in regenerative medicine research in 2008. Since early 2009, Harvard Bioscience’s regenerative medicine business initiative operated as a division of Harvard Bioscience. During this first phase of development of our company, the business was built on the basis of Harvard Bioscience’s expertise in physiology and applying that know-how to developing new organ bioreactors and other equipment to be used in regenerative medicine researchers’ laboratories.

Harvard Bioscience decided to separate its regenerative medicine business into our company, a separate corporate entity (the “Separation”), and it spun off its interest in our business to its stockholders in November 2013. Since the Separation we have been a separately-traded public company and Harvard Bioscience has not been a stockholder of our common stock or controlled our operations. Following the Separation, we continued to innovate our bioreactors based on our physiology expertise, we developed our materials science capabilities and we investigated and developed a synthetic tracheal scaffold. In April 2014, our first Chief Medical Officer, Saverio LaFrancesca, M.D., joined our company. By that time we had built and staffed cell biology laboratories at our Holliston facility, to give ourselves the ability to perform and control our scientific investigation and developments internally. At that point, we began the second phase of our company’s development.

In mid-2014, under Dr. LaFrancesca’s leadership, we increased the pace of our scientifically-based internal analysis and development of our first-generation tracheal implant product, the HART-Trachea. From large-animal studies conducted thereafter we found that the product elicited an unfavorable inflammatory response after implantation, which required additional development and testing. These requirements extended our expectations regarding our regulatory milestones and we announced the additional testing and extended milestone expectations in January 2015. During 2015 we isolated and tested all major variables of the organ scaffold and the cell source and protocols, examining the effects of alternatives against the then-existing product approach. Through extensive in vitro preclinical studies, and small-animal and large-animal studies, we made dramatic improvements, and discovered that the mechanism of action of this new approach was very different from our hypothesis regarding that of the first-generation product. We call this new implant approach our Cellframe™ technology. Our Cellframe technology uses a different scaffold material and microstructure, a different source and concentration of the patient’s cells and several other changes from our HART-Trachea product. We believe that our Cellframe technology, although built on learnings from our earlier-generation product, represents a new technology platform resulting from our rigorous science and development.. We see the development of our Cellframe technology platform as the beginning of a new, third phase in our company’s progression.

Leading up to the time of the Separation, we engaged in activities with a surgeon, Dr. Paolo Macchiarini, then employed by the Karolinska Institutet in Sweden, one of the world’s most respected medical institutions, and who was at that time considered to be a world-renowned regenerative medicine pioneer. We provided organ bioreactors and organ scaffolds to Dr. Macchiarini’s laboratories to conduct cell biology research and in return Dr. Macchiarini was to provide us with scientific data to advance the development of our bioreactors and tracheal scaffold. We also provided bioreactors and tracheal scaffolds in support of several compassionate care human surgeries performed by Dr. Macchiarini. We collaborated with Dr. Macchiarini in an effort to advance our product research and development with the assistance of a highly-acclaimed researcher and a well-respected institution. Regarding compassionate use human surgeries, we relied on the due process that involved a team of physicians and the Institutional Review Boards of the institutions where the surgeries were performed. We developed no part of any clinical protocol in any manner. Further, all surgeries involving any of our products or product candidates were conducted under the compassionate use system governed by the rules and regulations of each institution. Dr. Macchiarini was not employed by or affiliated with our company, and we did not pay him any wages or consulting fees. In June 2014, shortly after our Chief Medical Officer joined our company we ceased support of any human surgeries with Dr. Macchiarini. In addition, in November 2014, we formally announced that we would no longer be supporting or providing products to the human surgeries being performed in Russia, based in part on our belief that, due to the design of the Russian hospital’s study and the nature and extent of the follow-up medical data made available to us, additional surgeries in Russia would provide less meaningful product development data than the work being done in our U.S. research and preclinical programs at that time.

Since the time we withdrew from involvement with Dr. Macchiarini, his work has become the subject of at least two investigations by the Karolinska Institutet. Many of the claims Dr. Macchiarini made publicly and published in peer-reviewed articles in reputable medical journals about the post-surgery quality of life, or even the necessity, of certain of his compassionate care surgeries where he used either a HART bioreactor or a HART-Trachea scaffold, or both, have been called into question. We discontinued development of our HART-Trachea product in 2014, and that first-generation product was significantly different from our new Cellframe technology and Cellspan products currently in development. We have focused our development efforts on our Cellframe technology and Cellspan products, which we have and will continue to develop internally, and with our collaborators, via a rigorous scientific development process. As a result, we believe that prior statements by Dr. Macchiarini or others regarding the patients whose surgeries utilized our HART bioreactor or HART-Trachea scaffold, or such products, are not pertinent to our Cellframe technology or Cellspan products, or their respective future development.

Clinical Trials

In order to market our product candidates, we will need to successfully complete clinical trials. The initial indication for which we intend to seek FDA approval will be to restore the function of the esophagus subsequent to esophageal damage or stenosis due to cancer, injury or infection.

Because esophageal cancer affects only approximately 17,000 patients per year in the U.S. we anticipate that our clinical trials will involve relatively few patients. Therefore, once commenced, we expect to be able to conduct a clinical trial in a relatively short period of time compared to clinical trials in indications with larger patient populations. We intend to work closely with regulatory agencies and clinical experts to design and size the clinical studies appropriately based on the specific conditions our products are intended to treat. We also intend to request expedited review from the FDA for the Cellspan esophageal implant product. Receipt of expedited review would reduce the overall time through the regulatory approval process.

We intend to pursue regulatory approval for the Cellspan esophageal implant in the U.S., Canada and Europe initially. Following clinical trials in other foreign markets, we expect to pursue regulatory approval for the Cellspan esophageal implant in those foreign markets, as well.

Research and Development

Our primary research and development activities are focused in three areas: materials science, cell biology and engineering. In materials science, we focus on designing and testing biocompatible organ scaffolds, testing the structural integrity and the cellularization capacities of the scaffolds. In cell biology, we focus on developing and testing isolation and expansion protocols, cell characterization and fate studies, investigating the effects of various cell types and concentrations, evaluating the biocompatibility of scaffolds, experimenting with different cell seeding methodologies, and developing protocols for implantation experiments. Our engineering group supports the materials science and cell biology groups across an array of their activities, i.e. designing, engineering and making our proprietary organ bioreactors. All three of our R&D groups combine to plan and execute the in vitro studies. A fundamental part of our R&D effort in developing the Cellframe technology has been dedicated to the discovery and development of small and large animal model studies. The large-animal model employs the use of Yucatan mini-pigs. Our Cellspan scaffolds were implanted in the cervical portion as well as the thoracic portion of the esophagus and the airways in studies to date. As of December 31, 2015, we employed 12 full-time scientists and engineers and we also hire other consultants and part-time employees from time to time.

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

We incurred approximately $5.1 million and $4.8 million of research and development expenses in 2014 and 2015, respectively. As we have not yet applied for or received regulatory approval to market any clinical products and sales of our research bioreactor products have not been significant in relation to our operating costs, no significant amount of these research and development costs have been passed on to our customers.

Manufacturing

For our scaffolds we use a process called electrospinning to create the fabric part of the scaffold. Electrospinning is a well-known fabrication process. It is useful for cell culture applications as it can create extremely thin fibers (much thinner than a human hair) that can make a fabric with pores approximately the same size as a cell. The electrospinning process parameters can be tuned to create a structure that is very similar to the natural structure of the collagen fibers in human extracellular matrix. Our Cellspan scaffolds are made from polyurethane, an inert polymer that is not bioresorbable. However, we also perform studies on the use of scaffolds made from bioresorbable materials. While we do not manufacture the cells, as they will come from the patient’s adipose tissue, for regulatory purposes we are responsible for the quality control of the cells and the seeding of the cells onto the scaffold in the bioreactor. For this we have, in collaboration with our partners, developed standard operating procedures for the seeding of cells on the scaffold. For U.S. clinical trials we anticipate that the seeding will be performed in an automated version of our bioreactor at a pre-qualified third-party contract manufacturer using current Good Manufacturing Procedures (cGMP) using our proprietary protocol and under the supervision of our staff.

For our scaffolds, our primary materials are medical-grade plastic resins and solvents used to liquefy the resins in our manufacturing process. These materials are readily available from a variety of suppliers and do not currently represent a large proportion of our total costs. For our bioreactors, we perform final assembly and testing of components that we buy from third parties like machine shops, parts distributors, molding facilities and printed circuit board manufacturers. These operations are performed primarily at our Holliston, MA headquarters.

Sales and Marketing

We expect that most surgeries using the Cellspan esophageal implant product will be performed at a relatively small number of major hospitals in the U.S., Canada and European countries that will establish themselves as specialized centers of excellence. We believe that a relatively small number of centers of excellence in each country would be able to treat a very large percentage of that country’s patients annually, given the expected number of patients to be treated each year. So, we expect our markets to be served by a concentrated number of treatment centers. Further, our three Cellspan product candidates are for the esophagus, the bronchi and the trachea, three organs all treated by thoracic surgeons. Therefore, all three products, once approved, would be marketed primarily to physicians practicing in a single surgical specialty, so we expect that the total number of physicians using our products will be a much smaller population than if our products were to be used by physicians in multiple areas of surgical specialties. Due to our expectation of a population of physicians in one surgical specialty being the primary users of our products in a concentrated number of centers of excellence in each national market, we expect to be able to support our markets with a fairly small field sales force.

We expect to price the product commensurate with the medical value created for the patient and the costs avoided with the use of our product. We further expect to be paid by the hospital that buys the product from us. Finally, we expect that the hospital would seek reimbursement from payers for the entire transplant procedure, including the use of our products.

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

We have rights in the patent and the patent applications listed below. The patent or patents that may issue based on the patent applications are scheduled to expire as provided below:

Patent/Technology	Jurisdiction	Expiration
Patent application covering aspects of synthetic scaffolds and organ and tissue transplantation	U.S.	2032
Patent application relating to methods and compositions for producing elastic scaffolds for use in tissue engineering	U.S.	2033
Patent application relating to support configurations for tubular tissue scaffolds, and airway scaffold configurations	U.S., Europe	2033
Patent application relating to methods and compositions for promoting the structural integrity of scaffolds for tissue engineering	U.S.	2033
Issued Patent covering methods for analyzing engineered tissues	U.S.	2033
Patent application covering aspects of clinical scale bioreactors and tissue engineering	U.S., Europe	2030
Issued Patent covering aspects of liquid distribution in a rotating bioreactor	Germany	2031
Issued Patent covering aspects of liquid distribution in a rotating bioreactor	Germany	2021
Patent application covering aspects of liquid distribution in a rotating bioreactor	U.S.	2032
Patent application relating to bioreactors with supports to facilitate culturing organs	U.S.	2034
Patent application relating to bioreactor adaptors for tubular tissue scaffolds	U.S.	2034
Patent applications relating to engineered hybrid organs	U.S.	2034
Patent applications relating to infrared-based methods for evaluating tissue health including methods for evaluating burns	U.S.	2033
Patent application covering aspects of syringe devices and methods for delivering cells to tissues	U.S.	2030
Patent application relating to meshes and patches for tissue repair	PCT – international stage	2034
Provisional applications relating to methods and compositions for esophageal repair	U.S.	2036

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

Separation Agreements with Harvard Bioscience

On November 1, 2013, to effect the Separation, Harvard Bioscience distributed all of the shares of our common stock to the Harvard Bioscience stockholders (the “Distribution”). Prior to the Distribution Harvard Bioscience contributed the assets of its regenerative medicine business, and approximately $15 million in cash, to our company to fund our operations following the Distribution.

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

Government Regulation

Any product that we may develop based on our Cellframe technology, and any other clinical products that we may develop, will be subject to considerable regulation by governments. We were in the past informed by the FDA that our previous-generation tracheal product candidate would be regulated under the Biologics License Application, or BLA, pathway in the U.S. and we were informed by the European Medicines Agency (EMA) that the previous generation tracheal product would be regulated under the Advanced Therapy Medicinal Products, or ATMP, pathway in the EU. Although our Cellframe technology differs in design and performance from the first generation product candidate, we expect that Cellframe-based products will be regulated by the FDA and EMA under the same pathways as the first generation tracheal product candidate. This expectation is based on the fact that the Cellframe technology is centered on the delivery of the patient’s own cells seeded on an implanted synthetic scaffold in order to restore organ function and our belief that the cells provide the primary mode of action. Of course, it is possible that some of our current and future products may use alternative regulatory pathways.

Combination Product/Biologic

Government Regulation Combination Products/Biologics

We believe that products derived from our Cellframe technology may be defined as combination products consisting of two or more regulated components, a biologic and a medical device. In the U.S., a combination product usually is assigned by the FDA to one of the agency’s centers, such as the CBER or the Center for Devices and Radiological Health, or CDRH, with the chosen center to take the lead in pre-marketing review and approval of the combination product. Other FDA centers also may review the product in regard to matters that are within their expertise. The FDA selects the lead center based on an assessment of the combination product’s “primary mode of action.” Some products also may require approval or clearance from more than one FDA center.

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

The labeling, advertising, promotion, marketing and distribution of biopharmaceuticals, or biologics and medical devices also must be in compliance with the FDA and U.S. Federal Trade Commission, or FTC, requirements which include, among others, standards and regulations for off-label promotion, industry sponsored scientific and educational activities, promotional activities involving the internet, and direct-to-consumer advertising. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing us to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. Further, we are required to meet regulatory requirements in countries outside the U.S., which can change rapidly with relatively short notice.

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

In addition, other government authorities influence the success of our business, including the availability of adequate reimbursement from third party payers, including government programs such as Medicare and Medicaid. Medicare and Medicaid reimbursement policies can also influence corresponding policies of private insurers and managed care providers, which can further affect our business.

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

Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an IRB for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to GCP. Adverse events must be reported and investigated in a timely manner. To conduct a clinical trial, a company is also required to obtain the patients’ informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. The sponsor, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to trial subjects outweigh the anticipated benefits. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each site at which the trial is conducted must approve the protocol and any amendments. If foreign clinical trials are intended to be considered by the FDA for approval of a product in the U.S. then those foreign clinical trials performed under an IND must meet the same requirements that apply to U.S. studies. The FDA will accept a foreign clinical trial not conducted under an IND only if the trial is well-designed, well-conducted, performed by qualified investigators in accordance with international principles for GCP, or with the laws and regulations of the country in which the research was conducted, whichever provides greater protection of the human subjects. The FDA, however, has substantial discretion in deciding whether to accept data from foreign non-IND clinical trials.

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

Certain information about clinical trials, including a description of the trial, participation criteria, location of trial sites, and contact information, is required to be sent to the National Institute of Health, or NIH for inclusion in a publicly-assessable database. Sponsors also are subject to certain state laws imposing requirements to make publicly available certain information on clinical trial results. In addition, the FDA Amendments Act of 2007 directs the FDA to issue regulations that will require sponsors to submit to the NIH the results of certain controlled clinical trials, other than Phase I studies.

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

Companies also may seek Fast Track or Breakthrough Therapy designation for their products. Fast Track or Breakthrough Therapy products are those that are intended for the treatment of a serious or life-threatening condition and that demonstrate the potential to address unmet medical needs for such a condition. If awarded, the Fast Track or Breakthrough Therapy designation applies to the product only for the indication for which the designation was received.

If the FDA determines after review of preliminary clinical data submitted by the sponsor that a Fast Track or Breakthrough Therapy product may be effective, it may begin review of portions of a BLA before the sponsor submits the complete BLA (rolling review), thereby accelerating the date on which review of a portion of the BLA can begin. There can be no assurance that any of our products will be granted Fast Track or Breakthrough Therapy designation. And even if they are designated as Fast Track or Breakthrough Therapy products, we cannot assure you that our products will be reviewed or approved more expeditiously for their Fast Track or Breakthrough Therapy indications than would otherwise have been the case or will be approved promptly, or at all. Furthermore, the FDA can revoke Fast Track or Breakthrough Therapy designation at any time.

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

Fast Track or Breakthrough Therapy designation and Accelerated Approval should be distinguished from Priority Review designation although products awarded Fast Track or Breakthrough Therapy designation may also be eligible for Priority Review designation. Products regulated by the CBER may receive Priority Review designation if they provide significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious or life-threatening disease. The agency has agreed to the performance goal of reviewing products awarded Priority Review designation within six months, whereas products under standard review receive a ten-month target. The review process, however, can be significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. Priority Review designation is requested at the time the BLA is submitted, and the FDA makes a decision as part of the agency’s review of the application for filing. We intend to seek Priority Review designation for the Cellspan esophageal implant as a biologic through the BLA process. We cannot guarantee that the FDA will grant the designation and cannot predict if awarded, what impact, if any, it will have on the review time for approval of our product.

If granted, Fast Track or Breakthrough Therapy designation, Accelerated Approval and Priority Review designation may expedite the approval process, but they do not change the standards for approval.

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

Orphan Drug Designations

The Orphan Drug Act provides incentives to manufacturers to develop and market drugs and biologics for rare diseases and conditions affecting fewer than 200,000 persons in the U.S. at the time of application for orphan drug designation, or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting a new drug application, or NDA, or BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. In September 2014 the FDA granted orphan designation to our HART-Trachea product in the U.S. We now plan to apply for orphan designation from the FDA for our Cellspan esophageal implant product in the U.S. market. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. The first developer to receive FDA marketing approval for an orphan biologic is entitled to a seven year exclusive marketing period in the U.S. for that product as well as a waiver of the BLA user fee. The exclusivity prevents FDA approval of another application for the same product for the same indication for a period of seven years, except in limited circumstances where there is a change in formulation in the original product and the second product has been proven to be clinically superior to the first.

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

Employees

At December 31, 2015, we had 19 employees working in our business, of whom 18 were full-time and one was part-time. At that date, all of our employees were based in the U.S. None of our employees are unionized. In general, we consider our relations with our employees to be good.

Competition

We are not aware of any companies whose products are directly competitive with our cell-seeded biocompatible synthetic scaffold system. However, in our key markets we may in the future compete with multiple pharmaceutical, biotechnology, medical device and scientific research instrument companies, including, among others, Aldagen, Asterias Biotherapeutics, Athersys, BioTime, Baxter International, Inc., Bose Corporation, Caladrius Biosciences, Celgene, Cytori Therapeutics, E. I. du Pont de Nemours and Company, Harvest Technologies, InVivo Therapeutics, Mesoblast, Miramatrix Medical, Nanofiber Solutions, Neuralstem, Organovo, Osiris Therapeutics, Pluristem, Smiths Medical, Tissue Genesis, Inc., Tissue Growth Technologies, Transmedics, United Therapeutics, Vericel Corporation and W.L. Gore and Associates. In addition, there are many academic and clinical centers that are developing regenerative technologies that may one day become competitors with us.

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

Executive Officers of the Registrant

The following table shows information about our executive officers as of December 31, 2015.

Name	Age	Position(s)
James McGorry	59	President and Chief Executive Officer and Member of the Board of Directors
Thomas McNaughton	55	Chief Financial Officer
Saverio LaFrancesca, M.D.	54	Executive Vice President and Chief Medical Officer

James McGorry — President and Chief Executive Officer and Director

Mr. McGorry has served as our President and Chief Executive Officer (CEO) since July 6, 2015. He has served as a Member of our Board of Directors since February 2013. Mr. McGorry has more than 30 years of experience as a life science business leader in biologics, personalized medicine and medical devices, including multiple product launches. Prior to becoming President and CEO at HART, Mr. McGorry most recently served as Executive Vice President and General Manager, Translational Oncology Solutions for Champions Oncology and previously was Executive Vice President of Commercial Operations at Accellent. During a 12-year tenure at Genzyme, he held leadership positions across several therapeutic areas, including Bio Surgery, Cardiac Surgery, Oncology and Transplant. Mr. McGorry also was President of Clineffect Systems, an electronic medical records company. He began his life sciences career with Baxter Healthcare Corporation, where he spent 11 years in positions of increasing responsibility. Mr. McGorry also served as an officer in the United States Army for six years, including commanding a special operations Green Beret SCUBA detachment. Mr. McGorry has an MBA with a concentration in healthcare from Duke University, Fuqua School of Business, and a B.S. in engineering from the United States Military Academy at West Point where he was the president of his class. We believe Mr. McGorry’s qualifications to sit on our Board of Directors include his extensive executive leadership positions at several biotechnology and healthcare companies over the past 25 years.

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

Saverio LaFrancesca, M.D.— Chief Medical Officer

Dr. LaFrancesca has served as our Chief Medical Officer since April 14, 2014. Dr. LaFrancesca has a unique combination of experience that features more than 25 years of academic clinical surgical practice and innovative research, with a foundation in the cardiovascular, thoracic transplantation, cardiac assist device and regenerative medicine fields. He joined our company from the Department of Cardiovascular Surgery and Transplantation at the DeBakey Heart and Vascular Center at the Houston Methodist Hospital, where he developed the current surgical and perfusion techniques for thoracic organ procurement and preservation and where he was also the Director of the Exvivo lung perfusion laboratory. Previously Dr. LaFrancesca was an attending surgeon at the Department of Cardiopulmonary Transplantation at the Texas Heart Institute in Houston, Texas. He also previously held an appointment as Associate Professor of Surgery at the “Sapienza” University of Rome in Rome, Italy. Dr. LaFrancesca received his M.D. in medicine and surgery in 1985 at the University of Palermo. He did his Residency in Cardiovascular Surgery in the Department of Cardiovascular Surgery at the “Sapienza” University of Rome. He then completed his postdoctoral training with fellowships at the Texas Heart Institute under the supervision of pioneer heart surgeon Denton Cooley. He was also a Clinical/ Research fellow at McGill University in Montréal, Québec, Canada and at the Baylor College of Medicine in Houston. He holds UNOS certifications as heart transplant surgeon and lung transplant surgeon. He is also certified as surgeon for the use of the HeartMate and the Jarvik 2000 left ventricular assist devices.

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

The following factors should be reviewed carefully, in conjunction with the other information contained in this Annual Report on Form 10-K. As previously discussed, our actual results could differ materially from our forward-looking statements. Our business faces a variety of risks. We describe below what we believe are currently the material risks and uncertainties we face, but they are not the only risks and uncertainties we face. Additional risks and uncertainties of which we are unaware, or that we currently believe are not material, may also become important factors that adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment in our securities. The risk factors generally have been separated into three groups: (i) risks relating to our business, (ii) risks relating to the Separation and (iii) risks relating to our common stock. These risk factors should be read in conjunction with the other information in this Annual Report on Form 10-K.

Risks Relating To Our Business

Risks Associated with Clinical Trials and Pre-Clinical Development

The results of our clinical trials or pre-clinical development efforts may not support our product claims or may result in the discovery of adverse side effects.

Even if our pre-clinical development efforts or clinical trials are completed as planned, we cannot be certain that their results will support our product claims or that the FDA, foreign competent authorities or notified bodies will agree with our conclusions regarding them. Although we have obtained some positive results from the use of our scaffolds and bioreactors for trachea transplants performed to date, we also discovered that our first generation trachea product design encountered certain body response issues that we have sought to resolve with our ongoing development of our Cellframe ™ implant design. We cannot be certain that our Cellframe implant design or any future modifications or improvements with respect thereto will support our claims, and any such developments may result in the discovery of further adverse side effects. We also may not see positive results when our products undergo clinical testing in humans in the future. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. Our pre-clinical development efforts and any clinical trial process may fail to demonstrate that our products are safe and effective for the proposed indicated uses, which could cause us to abandon a product and may delay development of others. Also, patients receiving surgeries using our products as compassionate use or in clinical trials have and may continue to experience significant adverse events following the surgeries, including serious health complications or death, which may or may not be related to our products. To date, four of the six patients who received our first generation scaffold have died. While we believe that none of them have died because of a failure of our scaffold, these and any other such adverse events have and may cause or contribute to the delay or termination of our clinical trials or pre-clinical development efforts. Any delay or termination of our pre-clinical development efforts or clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our products and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product’s profile. In addition, our clinical experience to date for trachea implant surgeries has involved a small patient population. Because of the small sample size, the results may not be indicative of future results.

Clinical trials necessary to support a biological product license or other marketing authorization for our products will be expensive and will require the enrollment of sufficient patients to adequately demonstrate safety and efficacy for the product’s target populations. Suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from commercializing any products and will adversely affect our business, operating results and prospects.

In the U.S., initiating and completing clinical trials necessary to support either biological license applications, or BLAs, or premarket approval applications, or PMAs, will be time consuming, expensive and the outcome uncertain. Moreover, the FDA may not agree that clinical trial results support an application for the indications sought in the application for the product. In other jurisdictions such as the EU, the conduct of extensive and expensive clinical trials may also be required in order to demonstrate the quality, safety and efficacy of our products, depending on each specific product, the claims being studied, and the target condition or disease. The outcome of these clinical trials, which can be expensive and are heavily regulated, will also be uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials following initial positive results in early clinical trials may not have favorable results in later clinical trials.

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

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA and foreign regulatory authorities may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, the FDA and foreign regulatory authorities may not consider our data adequate to demonstrate safety and efficacy. Although FDA regulations allow submission of data from clinical trials outside the U.S., there can be no assurance that such data will be accepted or that the FDA will not apply closer scrutiny to such data. Increased costs and delays necessary to generate appropriate data, or failures in clinical trials could adversely affect our business, operating results and prospects. In the U.S., clinical studies for our products will be reviewed through the Investigational New Drug, or IND, pathway for biologics or combination products. The first bioengineered trachea implant approved in the U.S. using our first-generation trachea product was approved under the IND pathway through CBER for a compassionate use. Such initial U.S. surgery was led by Professor Paolo Macchiarini, M.D., a surgeon pioneering tracheal replacement techniques. In the second half of 2014, allegations that Dr. Macchiarini had failed to obtain informed consent and accurately report patient conditions, among other things, for surgeries performed at the Karolinska Institutet in Stockholm, Sweden, were made public.

The Karolinska Institutet investigated the allegations and concluded that while in some instances Dr. Macchiarini did act without due care, his actions did not qualify as scientific misconduct. Subsequent to this investigation, further negative publicity and claims have continued to be released questioning the conduct of Dr. Macchiarini, the Karolinska Institutet, the Krasnodar Regional Hospital in Krasnodar, Russia as well as our company relating to surgeries performed by Dr. Macchiarini and other surgeons at such facilities. In February 2016, the Karolinska Institutet announced that it would conduct an additional investigation into the allegations made about Dr. Macchiarini and the Karolinska Institutet’s response and actions in the earlier investigation. In March 2016, the Karolinska Institutet announced that it was terminating Dr. Macchiarini’s employment. These allegations, the results of the investigation and any further actions that may be taken in connection with these matters, have and may continue to harm the perception of our products or company and make it difficult to recruit patients for any clinical trials.

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually-required or expected, we may not be able to obtain regulatory approval for or commercialize our products.

We do not have the ability to independently conduct our preclinical and clinical trials for our products and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct, or assist us in conducting, such trials, including data collection and analysis. We do not have direct control over such third parties’ personnel or operations. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or any regulatory requirements, or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to seek or obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all. Our business, operating results and prospects may also be adversely affected. Furthermore, any third-party clinical trial investigators pertaining to our products may be delayed in conducting our clinical trials for reasons outside of their control.

Risks Associated with Regulatory Clearances and Approvals

If we fail to obtain, or experience significant delays in obtaining, regulatory clearances or approvals in the U.S. and the EU for our products, including those for the esophagus and airways, or are unable to maintain such clearances or approvals for our products, our ability to commercially distribute and market these products would be adversely impacted.

We currently do not have regulatory approval to market any of our implant products, including those for the esophagus and airways (trachea and bronchus). Our products are subject to rigorous regulation by the FDA, and numerous other federal and state governmental authorities in the U.S., as well as foreign governmental authorities. In the U.S., the FDA permits commercial distribution of new medical products only after approval of a PMA, NDA or BLA, unless the product is specifically exempt from those requirements. A PMA, NDA or BLA must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the product for its intended use. There are similar approval processes in the EU and other foreign jurisdictions. Our failure to receive or obtain such clearances or approvals on a timely basis or at all would have an adverse effect on our results of operations.

The FDA has informed us that our first generation trachea product would be viewed by the FDA as a combination product comprised of a biologic (cells) and medical device component. Nevertheless, we cannot be certain how the FDA will regulate our products, including our Cellframe implant technology. The FDA may require us to obtain marketing clearance and approval from multiple FDA centers. The review of combination products is often more complex and more time consuming than the review of products under the jurisdiction of only one center within the FDA.

While the FDA has informed us that our first generation trachea product would be regulated by the FDA as a combination product, we cannot be certain that our Cellframe implant technology pertaining to the esophagus or any other products would also be regulated by the FDA as a combination product. For a combination product, the Office of Combination Products, or OCP, within FDA can determine which center or centers within the FDA will review the product and under what legal authority the product will be reviewed. Generally, the center within the FDA that has the primary role in regulating a combination product is determined based on the primary mode of action of the product. Generally, if the primary mode of action is as a device, then the Center for Devices and Radiological Health, or CDRH, takes the lead. Alternatively, if the primary mode of action is cellular, then the Center for Biologics Evaluation and Research takes the lead. On August 29, 2013, we received written confirmation from FDA’s Office of Combination Products that FDA intends to regulate our first generation trachea product as a combination product under the primary jurisdiction of the Center for Biologics Evaluation and Research, or CBER. Further, we cannot be certain that the FDA’s Office of Combination Products would regulate our Cellframe implant technology pertaining to the esophagus as a combination product under the primary jurisdiction of CBER. We further understand that CBER may choose to consult or collaborate with CDRH with respect to the characteristics of the synthetic scaffold component of our product based on CBER’s determination of need for such assistance.

Although we have received this written response from the FDA with respect to our first-generation trachea product, the HART-Trachea, we have not yet had any formal interaction with the FDA relating to our Cellframe implant technology, including interactions pertaining to the esophagus. The process of obtaining FDA marketing approval is lengthy, expensive, and uncertain, and we cannot be certain that our products, including products pertaining to the esophagus, airways, or otherwise, will be cleared or approved in a timely fashion, or at all. In addition, the review of combination products is often more complex and can be more time consuming than the review of a product under the jurisdiction of only one center within the FDA.

We cannot be certain that the FDA will not select to have our combination products reviewed and regulated by only one FDA center and/or different legal authority, in which case the path to regulatory approval would be different and could be more lengthy and costly.

If the FDA does not approve or clear our products in a timely fashion, or at all, our business and financial condition will be adversely affected.

In the EU, our esophagus product will likely be regulated as a combined advanced therapy medicinal product and our other products, including for the trachea or bronchus, may also be viewed as advanced therapy medicinal products, which could delay approvals and clearances and increase costs of obtaining such approvals and clearances.

On May 28, 2014, we received notice from the European Medicines Agency (EMA) that our first generation trachea product would be regulated as a combined advanced therapy medicinal product. While we have not had any formal interaction with the EMA with respect to our Cellframe implant technology, including pertaining to the esophagus, we believe that such implant technology would likely be regulated as a combined advanced therapy medicinal product. In the event of such classification, it would be necessary to seek a marketing authorization for these products granted by the European Commission before being marketed in the EU.

Other products we may develop, including any products pertaining to the airways or otherwise, may similarly be regulated as advanced therapy medicinal products or combined advanced therapy medicinal products. The regulatory procedures leading to marketing approval of our products vary among jurisdictions and can involve substantial additional testing. Compliance with the FDA requirements does not ensure clearance or approval in other jurisdictions, and the ability to legally market our products in any one foreign country does not ensure clearance, or approval by regulatory authorities in other foreign jurisdictions. The foreign regulatory process leading to the marketing of the products may include all of the risks associated with obtaining FDA approval in addition to other risks. In addition, the time required to comply with foreign regulations and market products may differ from that required to obtain FDA approval, and we may not obtain foreign approval or clearance on a timely basis, if at all.

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

Any product for which we obtain clearance or approval in the U.S. or the EU, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory authorities or notified bodies. In particular, we and our suppliers are required to comply with the FDA’s Quality System Regulations, or QSR, and Good Manufacturing Practices, or GMPs, for our medical products, and International Standards Organization, or ISO, regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Manufacturing may also be subject to controls by the FDA for parts of the system or combination products that the FDA may find are controlled by the biologics regulations. Equivalent regulatory obligations apply in foreign jurisdictions. Regulatory authorities, such as the FDA, the competent authorities of the EU Member States, the European Medicines Agency and notified bodies, enforce the QSR, GMP and other applicable regulations in the U.S. and in foreign jurisdictions through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory authorities or notified bodies in the U.S. or in foreign jurisdictions, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	unanticipated expenditures to address or defend such actions;

•	customer notifications for repair, replacement, refunds;

•	recall, detention or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	withdrawing BLA or NDA approvals or PMAs that have already been granted;

•	withdrawal of the marketing authorization granted by the European Commission or delay in obtaining such marketing authorization;

•	withdrawal of the CE Certificates of Conformity granted by the notified body or delay in obtaining these certificates;

•	refusal to grant export approval for our products; and

•	criminal prosecution.

Post-market enforcement actions can generate adverse commercial consequences.

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

While the provision for a medical device excise tax has been suspended for 2016 and 2017, there is no guarantee that the moratorium will be approved for subsequent years. The excise tax will apply to future sales of any company medical device listed with the FDA under Section 510(j) of the Federal Food, Drug, and Cosmetic Act and 21 C.F.R. Part 807, unless the device falls within an exemption from the tax, such as the exemption governing direct retail sale of devices to consumers or for foreign sales of these devices. We will need to assess to what extent this excise tax may impact the sales price and distribution agreements under which any of our products are sold in the U.S. We also expect general and administrative expense to increase due to the medical device excise tax. We will need to submit IRS forms applicable to relevant exemptions, make semi-monthly payments of any collected excise taxes, and make timely (quarterly) reports to the IRS regarding the excise tax. To the extent we do not comply with the requirements of the Medical Device Excise Tax we may be subject to penalties.

Financial and Operating Risks

Our audited financial statements for the year ended December 31, 2015 contain a going concern qualification. Our financial status creates doubt whether we will continue as a going concern. We will need additional funds in the near future and our operations will be adversely affected if we are unable to obtain needed funding.

In their audit report dated March 30, 2016 included in this Form 10-K, our independent registered public accounting firm included a “going concern” qualification as to our ability to continue as a going concern. We believe that if we do not raise additional capital from outside sources in the near future, we may be forced to curtail or cease our operations. We believe that our existing cash resources will be sufficient to fund our planned operations through August 2016. Our cash requirements and cash resources will vary significantly depending upon the timing, financial and other resources that will be required to complete ongoing development and pre-clinical and clinical testing of our products as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. In addition to development and other costs, we expect to incur capital expenditures from time to time. These capital expenditures will be influenced by our regulatory compliance efforts, our success, if any, at developing collaborative arrangements with strategic partners, our needs for additional facilities and capital equipment and the growth, if any, of our business in general. We will require additional funding by the third quarter of 2016 to continue our anticipated operations and support our capital needs. We may seek to raise necessary funds through a combination of additional sales of common stock to Aspire Capital under our Share Purchase Agreement, other public or private equity offerings, debt financings, other financing mechanisms, strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. In addition, general market conditions may make it difficult for us to seek financing from the capital markets.

Any additional equity financings could result in significant dilution to our stockholders and possible restrictions on subsequent financings. Debt financing, if available, could result in agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or paying dividends. Other financing mechanisms may involve selling intellectual property rights, payment of royalties or participation in our revenue or cash flow. In addition, in order to raise additional funds through strategic collaborations or licensing arrangements, we may be required to relinquish certain rights to some or all of our technologies or products. If we cannot raise funds or engage strategic partners on acceptable terms when needed, we may not be able to continue our research and development activities, develop or enhance our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements.

The extent to which we utilize the Purchase Agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our common stock is less than $0.50 per share. Even if we are able to sell the additional 2,038,933 shares of common stock that we may otherwise sell to Aspire Capital under the Purchase Agreement, including accessing the Purchase Agreement’s limit of $15.0 million or any lesser amount thereunder, we will still need additional capital to fully implement our business, operating and development plans.

We have generated insignificant revenue to date and have an accumulated deficit. We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

We have generated insignificant revenues to date and we have generated no revenues from sales of any clinical products, and as of December 31, 2015, we had an accumulated deficit of approximately $24.7 million. We expect to continue to experience losses in the foreseeable future due to our limited anticipated revenues and significant anticipated expenses. We do not anticipate that we will achieve meaningful revenues for the foreseeable future. In addition, we expect that we will continue to incur significant operating expenses as we continue to focus on additional research and development, preclinical testing, clinical testing and regulatory review and/or approvals of our products and technologies. As a result, we cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

Our products are in an early stage of development. If we are unable to develop or market any of our products, our financial condition will be negatively affected, and we may have to curtail or cease our operations.

We are in the early stage of product development. One must evaluate us in light of the uncertainties and complexities affecting an early stage biotechnology company. Our products require additional research and development, preclinical testing, clinical testing and regulatory review and/or approvals or clearances before marketing. In addition, we may not succeed in developing new products as an alternative to our existing portfolio of products. If we fail to successfully develop and commercialize our products, including our esophageal or airway products, our financial condition may be negatively affected, and we may have to curtail or cease our operations.

We have a limited operating history and it is difficult to predict our future growth and operating results.

We have a limited operating history and limited operations and assets. Accordingly, one should consider our prospects in light of the costs, uncertainties, delays and difficulties encountered by companies in the early stage of development. As such, our development timelines have been and may continue to be subject to delay that could negatively affect our cash flow and our ability to develop or bring products to market, if at all. Our estimates of patient population are based on published data and analysis of external databases by third parties and are subject to uncertainty and possible future revision as they often require inference or extrapolations from one country to another or one patient condition to another.

Our prospects must be considered in light of inherent risks, expenses and difficulties encountered by all early stage companies, particularly companies in new and evolving markets, such as bioengineered organ implants, and regenerative medicine. These risks include, but are not limited to, unforeseen capital requirements, delays in obtaining regulatory approvals, failure to gain market acceptance and competition from foreseen and unforeseen sources.

If we fail to retain key personnel, we may not be able to compete effectively, which would have an adverse effect on our operations.

Our success is highly dependent on the continued services of key management, technical and scientific personnel and collaborators. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of our senior management team, including our Chief Executive Officer and President, James McGorry, our Chief Financial Officer, Thomas McNaughton, our Chief Medical Officer, Dr. Saverio La Francesca, our Vice President of Regulatory Affairs, Laura Mondano, and our other key scientific, technical and management personnel, may significantly delay or prevent the achievement of product development and other business objectives.

If our collaborators do not devote sufficient time and resources to successfully carry out their duties or meet expected deadlines, we may not be able to advance our products in a timely manner or at all.

We are currently collaborating with multiple academic researchers and clinicians at a variety of research and clinical institutions. Our success depends in part on the performance of our collaborators. Some collaborators may not be successful in their research and clinical trials or may not perform their obligations in a timely fashion or in a manner satisfactory to us. Typically, we have limited ability to control the amount of resources or time our collaborators may devote to our programs or potential products that may be developed in collaboration with us. Our collaborators frequently depend on outside sources of funding to conduct or complete research and development, such as grants or other awards. In addition, our academic collaborators may depend on graduate students, medical students, or research assistants to conduct certain work, and such individuals may not be fully trained or experienced in certain areas, or they may elect to discontinue their participation in a particular research program, creating an inability to complete ongoing research in a timely and efficient manner. As a result of these uncertainties, we are unable to control the precise timing and execution of any experiments that may be conducted.

Although we have formal co-development collaboration agreements with Mayo Clinic and Connecticut Children’s Medical Center, we do not have formal agreements in place with other collaborators, and most of our collaborators retain the ability to pursue other research, product development or commercial opportunities that may be directly competitive with our programs. If any of our collaborators elect to prioritize or pursue other programs in lieu of ours, we may not be able to advance product development programs in an efficient or effective manner, if at all. If a collaborator is pursuing a competitive program and encounters unexpected financial or capability limitations, they may be motivated to reduce the priority placed on our programs or delay certain activities related to our programs. Any of these developments could harm or slow our product and technology development efforts.

Public perception of ethical and social issues surrounding the use of cell technology may limit or discourage the use of our technologies, which may reduce the demand for our products and technologies and reduce our revenues.

Our success will depend in part upon our collaborators’ ability to develop therapeutic approaches incorporating, or discovered through, the use of cells. If either bioengineered organ implant technology is perceived negatively by the public for social, ethical, medical or other reasons, governmental authorities in the U.S. and other countries may call for prohibition of, or limits on, cell-based technologies and other approaches to bioengineering and tissue engineering. Although the surgeons using our products have not to date used the more controversial stem cells derived from human embryos or fetuses in the human transplant surgeries using our products, claims that human-derived stem cell technologies are ineffective or unethical may influence public attitudes. The subject of cell and stem cell technologies in general has at times received negative publicity and aroused public debate in the U.S. and some other countries. Ethical and other concerns about such cells could materially harm the market acceptance of our products.

Our products will subject us to liability exposure.

We face an inherent risk of product liability claims, especially with respect to our products that will be used within the human body, including the scaffolds we manufacture. Product liability coverage is expensive and sometimes difficult to obtain. We may not be able to obtain or maintain insurance at a reasonable cost. We may be subject to claims for liabilities for unsuccessful outcomes of surgeries involving our products, which may include claims relating to patient death. We may also be subject to claims for liabilities relating to patients that suffer serious complications or death during or following transplants involving our products, including the patients who had surgeries utilizing our first generation scaffold product or our bioreactor technology, or patients that may have surgeries utilizing any of our products in the future. Our current product liability coverage is $15 million per occurrence and in the aggregate. We will need to increase our insurance coverage if and when we begin commercializing any of our products. There can be no assurance that existing insurance coverage will extend to other products in the future. Any product liability insurance coverage may not be sufficient to satisfy all liabilities resulting from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable items, if at all. If claims against us substantially exceed our coverage, then our business could be adversely impacted. Regardless of whether we are ultimately successful in any product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources and could result in, among others:

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

Our customers’ willingness to use our products will depend in part on the extent to which coverage for these products is available from government payers, private health insurers and other third-party payers. These payers are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved treatments and products in the fields of biotechnology and regenerative medicine, and coverage and adequate payments may not be available for these treatments and products. In addition, third-party payers may require additional clinical trial data to establish or continue reimbursement coverage. These clinical trials, if required, could take years to complete and could be expensive. There can be no assurance that the payers will agree to continue reimbursement or provide additional coverage based upon these clinical trials. Failure to obtain adequate reimbursement would result in reduced sales of our products.

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

Even if we receive regulatory approvals for the commercial use of our products, their commercial success will depend upon acceptance by physicians, patients, third party payers such as health insurance companies and other members of the medical community. Market acceptance of our products is also dependent upon our ability to provide acceptable evidence and the perception of the positive characteristics of our products relative to existing or future treatment methods, including their safety, efficacy and/or other positive advantages. If our products fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, both within and outside of our control. If our products receive only limited market acceptance, our business, financial condition and results of operations would be materially and adversely affected.

Our long-term growth depends on our ability to develop products for other organs.

Our growth strategy includes expanding the use of our products in treatments pertaining to organs other than the esophagus and airways, such as the lungs, GI tract, among others. These other organs are more complex than the esophagus and airways. There is no assurance that we will be able to successfully apply our technologies to these other more complex organs, which will limit our expected growth.

Our success will depend partly on our ability to operate without infringing on, or misappropriating, the intellectual property or confidentiality rights of others.

We may be sued for infringing on the intellectual property or confidentiality rights of others, including the patent rights, trademarks and trade names and confidential information of third parties. For example, we have sublicensed certain rights pertaining to our use of the mark Harvard Apparatus from Harvard Bioscience, including the use in our corporate name. Harvard Bioscience has licensed the rights to such mark from Harvard University. If the license to Harvard Bioscience or our sublicense were terminated, it could have an adverse effect on us. We have also received correspondence from legal counsel to Nanofiber Solutions, Inc., or NFS, claiming that in developing our scaffold product and related intellectual property, we may have committed misappropriation, unauthorized use and disclosure of confidential information, and possible infringement of intellectual property rights of NFS. We have received correspondence from legal counsel to UCL Business PLC, or UCLB, challenging the validity of the assignment of certain patent applications that have been assigned to us by Dr. Macchiarini. We have also received correspondence from an academic researcher implying that one of our research bioreactor products may violate an issued patent. We do not believe that our current products violate this patent. To the extent that any of such claims are valid, if we had utilized, or were to utilize, such patent applications or patents without an agreement from the owner thereof, it could result in infringement of the intellectual property rights of the respective owner. Intellectual property and related litigation is costly and the outcome is uncertain. If we do not prevail in any such intellectual property or related litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity, or obtain a license to or design around the intellectual property or confidential information in question. If we are unable to obtain a required license on acceptable terms, or are unable to design around any third party patent, we may be unable to sell some of our products and services, which could result in reduced revenue.

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

Our continued success will depend significantly on our ability to obtain and maintain meaningful patent protection for certain of our products throughout the world. Patent law relating to the scope of claims in the biotechnology, regenerative medicine, and medical device fields in which we operate is still evolving. The degree of future protection for our proprietary rights is uncertain. We may rely on patents to protect a significant part of our intellectual property and to enhance our competitive position. However, our presently pending or future patent applications may not be accepted and patents might not be issued, and any patent previously issued to us may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents which have been issued or which may be issued to us in the future may not be sufficiently broad to prevent third parties from producing competing products similar to our products. We may also operate in countries where we do not have patent rights and in those countries we would not have patent protection. We also rely on trademarks and trade names in our business. The laws of various foreign countries in which we compete may not protect our intellectual property to the same extent as do the laws of the U.S. If we fail to obtain adequate patent protection for our proprietary technology, our ability to be commercially competitive could be materially impaired. It is also possible that our intellectual property may be stolen via cyber-attacks or similar methods.

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

We expect to compete with multiple pharmaceutical, biotechnology, medical device and scientific research product companies. Companies working in competing areas include, among others, Aldagen, Asterias Biotherapeutics, Athersys, BioTime, Baxter International, Inc., Bose Corporation, Caladrius Biosciences, Celgene, Cytori Therapeutics, E. I. du Pont de Nemours and Company, Harvest Technologies, InVivo Therapeutics, Mesoblast, Miramatrix Medical, Nanofiber Solutions, Neuralstem, Organovo, Osiris Therapeutics, Pluristem Therapeutics, Smiths Medical, Tissue Genesis, Inc., Tissue Growth Technologies, Transmedics, United Therapeutics, Vericel Corporation, and W.L. Gore and Associates. In addition, there are many academic and clinical centers that are developing bioengineered or regenerative organ technologies that may one day become competitors for us. Many of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing, and personnel resources than we do. We cannot, with any accuracy, forecast when or if these companies are likely to bring bioengineered organ or regenerative medicine products to market for indications that we are also pursuing. Many of these potential competitors may be further along in the process of product development and also operate large, company-funded research and development programs.

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

Since we have vendors and customers outside the U.S. and we may generate revenues and incur operating expenses in multiple foreign currencies, we will experience currency exchange risk with respect to any foreign currency-denominated revenues and expenses. We cannot predict the consolidated effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. Our international activities subject us to laws regarding sanctioned countries, entities and persons, customs, import-export, laws regarding transactions in foreign countries, the U.S. Foreign Corrupt Practices Act and local anti-bribery and other laws regarding interactions with healthcare professionals. Among other things, these laws restrict, and in some cases prohibit, U.S. companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in structuring our sales and marketing practices in foreign countries.

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

Risks Related To Our Separation From Harvard Bioscience

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

The ownership by one of our executive officers and some of our directors of shares of common stock, options, or other equity awards of Harvard Bioscience, as well as the continued roles of our certain directors with Harvard Bioscience may create, or may create the appearance of, conflicts of interest.

The ownership by our executive officers and some of our directors of shares of common stock, options, or other equity awards of Harvard Bioscience may create, or may create the appearance of, conflicts of interest. Because of their current or former positions with Harvard Bioscience, one of our executive officers, and some of our directors, own shares of Harvard Bioscience common stock, options to purchase shares of Harvard Bioscience common stock or other equity awards. The individual holdings of common stock, options to purchase common stock of Harvard Bioscience or our company or other equity awards, may be significant for some of these persons compared to such persons’ total assets. Ownership by our directors and officers of common stock or options to purchase common stock of Harvard Bioscience, or any other equity awards, creates, or, may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Harvard Bioscience than the decisions have for us. In addition, certain of our directors are members of the Board of Directors of Harvard Bioscience. The continued service at both companies creates, or, may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for Harvard Bioscience than the decisions have for us.

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

Risks Relating To Our Common Stock

Substantial sales of common stock have and may continue to occur, or may be anticipated, which have and could continue to cause our stock price to decline.

Some Harvard Bioscience stockholders, including possibly some of its large stockholders, have likely sold, and may continue to sell, our common stock that they received in the Distribution for reasons such as that our business profile or market capitalization as an independent company does not fit their investment objectives. Additionally, we expect that we will seek to raise additional capital from time to time in the future, which may involve the issuance of additional shares of common stock, or securities convertible into common stock. Since the February 2015 public offering, the holders of the shares of Series B Convertible Preferred Stock have converted all such shares and have sold substantially all of the common stock they received upon such conversion. We believe that the effect of these conversions and sales contributed to a decline in the price of our common stock. Further, we cannot predict the effect, if any, that any additional market sales of common stock, or anticipation of such sales (whether from the Distribution, by Aspire Capital with respect the shares acquired pursuant to the related Purchase Agreement, or otherwise), or the availability of those shares of common stock for sale will have on the market price of our common stock. We anticipate that if and when we sell additional shares to Aspire Capital under the related Purchase Agreement, Aspire may sell such shares or shares it previously purchased in order to limit its beneficial ownership of our commons stock. Any future sales of significant amounts of our common stock, or the perception in the market that this will occur, may result in a decline in the price of our common stock.

A trading market that will provide you with adequate liquidity may not develop for our common stock.

The current public market for our common stock has limited trading volume and liquidity. We cannot predict the extent to which investor interest in our company will lead to the development of a more active trading market in our common stock, or how liquid that market might be.

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

Variations in our quarterly and year-end operating results are difficult to predict and may fluctuate significantly from period to period. If our revenues or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In addition to the other factors discussed under these “Risk Factors,” specific factors that may cause fluctuations in our operating results include:

•	demand and pricing for our products;

•	government or private healthcare reimbursement policies;

•	Adverse events or publicity related to our products, our research or investigations, or our collaborators or other partners;
•	physician and patient acceptance of any of our current or future products;

•	manufacturing stoppages or delays;

•	introduction of competing products or technologies;

•	our operating expenses which fluctuate due to growth of our business; and

•	timing and size of any new product or technology acquisitions we may complete.

The market price of our shares may fluctuate widely.

The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	the success and costs of preclinical and clinical testing and obtaining regulatory approvals or clearances for our products;

•	the success or failure of surgeries and procedures involving the use our products;

•	a shift in our investor base;

•	our quarterly or annual results of operations, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant acquisitions, dispositions or intellectual property developments or issuances;

•	the failure to maintain our NASDAQ listing or failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies; our issuance of equity, debt or other financing instruments;

•	overall market fluctuations; and

•	general macroeconomic conditions.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

Your percentage ownership will be diluted in the future.

Your percentage ownership will be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees, as well as shares of common stock, or securities convertible into common stock, we issue in connection with future capital raising or strategic transactions, including sales of shares of common stock to Aspire Capital under the related Purchase Agreement. Our 2013 Equity Incentive Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants. In addition, your percentage ownership will be diluted by our issuance of common stock following the exercise of options, or vesting of restricted stock units, we issued pertaining to the adjustment and conversion of outstanding Harvard Bioscience equity awards as a result of the Separation. The issuance of any shares of our stock would dilute the proportionate ownership and voting power of existing security holders.

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

We have in the past issued, and we may at any time in the future issue, additional shares of authorized preferred stock. For example, in connection with our February 2015 public offering, we issued 695,857 shares of Series B Convertible Preferred Stock and each preferred share was subsequently converted into 5 shares of our common stock.

We do not intend to pay cash dividends on our common stock.

Currently, we do not anticipate paying any cash dividends to holders of our common stock. As a result, capital appreciation, if any, of our common stock will be a stockholder’s sole source of gain.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

Unregistered Sales of Equity Securities and Use of Proceeds

On February 18, 2015, we closed our public offering of 2,070,000 shares of common stock, including 270,000 shares of common stock issued (the “Offering”) pursuant to the full exercise of the overallotment option granted to the underwriters, and 695,857 shares of Series B Convertible Preferred Stock (“Series B”). At the option of the holder, the Series B was convertible into five shares of our common stock subject to certain limitations related to the holder’s ownership percentage of the Company’s outstanding common stock, and would vote with the common stock on all matters on an as converted basis. The Series B had no preference to our common shares in respect of dividends, voting, liquidation or otherwise. The offer and sale of all of the shares in the Offering were registered under the Securities Act pursuant to a shelf registration statement on Form S-3 (File No. 333-200926), which was declared effective by the SEC on December 29, 2014. National Securities Corporation and Summer Street Research Partners acted as the underwriters. The public offering price of the shares of common stock sold in the Offering was $1.75 per share and the public offering price of the shares of Series B sold in the Offering was $8.75 per share. The total gross proceeds from the Offering to us were approximately $9.7 million. After deducting underwriting discounts and commissions of $776,900 and offering expenses payable by us of $340,000 (which included $35,000 of expenses we reimbursed of certain institutional investors who purchased Series B shares in the Offering), we received net proceeds of approximately $8.6 million.

Following the consummation of the Offering payments were made in the ordinary course of business to officers for salaries. No other payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. Through December 31, 2015, of the net proceeds of the Offering, we used approximately $1.9 million for research and development, including funding preclinical efforts relating to bioengineered organs, approximately $1.4 million to fund General and Administrative costs of operations and $0.1 million to purchase and install laboratory equipment.

Price Range of Common Stock

Our common stock began regular-way trading on the NASDAQ Capital Market on November 4, 2013, and currently trades under the symbol “HART.” The following table sets forth the range of the high and low sales prices per share of our common stock as reported on the NASDAQ Capital Market for the quarterly periods indicated.

Fiscal Year Ended December 31, 2015	High	Low
First Quarter	$4.32	$1.89
Second Quarter	3.47	1.39
Third Quarter	1.49	0.85
Fourth Quarter	$3.25	$0.54

Fiscal Year Ended December 31, 2014	High	Low
First Quarter	$11.89	$3.61
Second Quarter	10.74	6.29
Third Quarter	10.82	6.55
Fourth Quarter	$8.00	$2.20

On March 21, 2016, the closing sale price of our common stock on the NASDAQ Capital Market was $1.71 per share. There were 178 holders of record of our common stock as of March 21, 2016. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Forward-Looking Statements

The following section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains statements that are not statements of historical fact and are forward-looking statements within the meaning of federal securities laws. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Factors that may cause our actual results to differ materially from those in the forward-looking statements include those factors described in “Item 1A. Risk Factors” beginning on page 19 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page ii of this Annual Report on Form 10-K.

We are a biotechnology company developing bioengineered organ implants based on our novel Cellframe™ technology.

Our Cellframe technology is comprised of a biocompatible scaffold that is seeded with the recipient’s own cells. It is being developed to treat life-threatening conditions of the esophagus, trachea or bronchus with the objective of dramatically improving the treatment paradigm for those patients.

We believe that our Cellframe technology will provide surgeons with new ways to address damage to the esophagus, bronchi, and trachea due to cancer, infection, trauma or congenital abnormalities. Products being developed based on our Cellframe technology for those indications are called Cellspan™ products. We announced favorable preliminary preclinical results of large-animal studies for the esophagus, trachea and bronchus in November 2015. Based on our preclinical testing to date, the Cellspan esophageal implant product will be our lead development product.

A portion of all patients diagnosed with esophageal cancer are treated via a surgical procedure known as an esophagectomy. The current standard of care for an esophagectomy requires a complex surgical procedure that involves moving the patient’s stomach or a portion of their colon into the chest to replace the portion of esophagus resected by the removal of the tumor. These current procedures have high rates of complications, and can lead to a severely diminished quality of life and require costly ongoing care. Our Cellspan esophageal implants aim to simplify the procedure, reduce complications, result in a better quality of life and reduce the overall cost of these patients to the healthcare system.

Our products are currently in development and have not yet received regulatory approval for sale anywhere in the world.

The Office of Combination Products of the U.S. Food and Drug Administration, or FDA, has confirmed for us that the FDA intends to regulate a cell-seeded scaffold implant as a combination product under the Biologics License Application, or BLA pathway under the primary jurisdiction of the Center for Biologics Evaluation and Research, or CBER. The initial indication for which we intend to seek FDA approval will be to restore the function of the esophagus after a portion of the esophagus has been removed surgically to treat cancer, damage caused by injury or infection or congenital abnormalities. While this FDA confirmation described above was based on our previous-generation tracheal product, we expect that our Cellspan esophageal implant would similarly be regulated as a combination product under the BLA pathway under the primary jurisdiction of the CBER. We also intend to request Fast Track, Accelerated Review and Breakthrough Status from the FDA for the Cellspan esophageal implant product. Receipt of one or more of these priorities would reduce the overall time through the regulatory process.

We plan to apply for orphan drug designation from the FDA for our Cellspan esophageal implant in the U.S. and Europe. Orphan drug status provides market exclusivity in the U.S. for seven years from the date of the product’s approval for marketing. This exclusivity is in addition to any exclusivity we may obtain due to our patents. Additionally, orphan designation provides a waiver of the BLA application fee of $672,000. Orphan drug status in Europe provides market exclusivity there for ten years from the date of the product’s approval for marketing.

We are now advancing the development of our Cellframe technology, specifically a Cellspan esophageal implant, in collaborative large-animal studies with Mayo Clinic to develop compelling data in support of our goal of filing an Investigational New Drug (IND) application with the FDA in late 2016, seeking to initiate clinical trials in humans. We currently anticipate providing an update on our ongoing large-animal research collaboration with Mayo Clinic mid-second quarter 2016.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Revenues increased $25 thousand, or 27%, to $0.12 million for the year ended December 31, 2015 compared with the year ended December 31, 2014. Revenues represent the sale of research bioreactor equipment through our distributor, Harvard Bioscience, to end users working on organ regeneration research.

Cost of revenues

Cost of revenues increased $91 thousand, or 190%, to $0.14 million for the year ended December 31, 2015 compared with the year ended December 31, 2014 due to the provision of a $80 thousand reserve on research bioreactor inventories. Cost of revenues includes labor, materials and allocated overhead for our research bioreactor equipment.

Research and Development Expense

Research and development expense decreased $0.3 million, or 7%, to $4.8 million for the year ended December 31, 2015 compared with $5.1 million for the year ended December 31, 2014. A $0.4 million increase in preclinical studies costs in 2015 was more than offset by a $0.3 million decrease in payroll and stock-based compensation, a $0.2 million decrease in research spending at our foreign subsidiaries and a $0.2 million decrease in recruiting costs.

Sales and Marketing Expense

Sales and marketing expense decreased approximately $40 thousand, or 12%, to $289 thousand for the year ended December 31, 2015 compared with $329 thousand for the year ended December 31, 2014. The decrease was primarily due to lower stock-based compensation costs.

General and Administrative Expense

General and administrative expense increased $1.0 million, or 17%, to $6.6 million for the year ended December 31, 2015 compared with $5.7 million for the year ended December 31, 2014. The $1.0 million increase was principally due to a $1.4 million increase in stock-based compensation, primarily related to the resignation of the company’s former CEO. This was partially offset by decreases in payroll-related costs of $0.3 million and legal costs of $0.1 million.

Liquidity and Capital Resources

Sources of liquidity.  We have incurred operating losses since inception, and as of December 31, 2015 we had an accumulated deficit of approximately $24.7 million. We are currently investing significant resources in the development and commercialization of our products for use by clinicians and researchers in the field of regenerative medicine. As a result, we expect to incur operating losses and negative operating cash flow for the foreseeable future.

Operating activities.  Net cash used in operating activities of $7.2 million for the year ended December 31, 2015 was primarily a result of our $11.7 million net loss, offset by a $4.4 million add-back of non-cash expenses of stock-based compensation and depreciation.

Net cash used in operating activities of $8.0 million for the year ended December 31, 2014 was primarily a result of our $11.0 million net loss, offset by a $2.9 million add-back of non-cash expenses of stock-based compensation and depreciation.

Investing activities.  Net cash used in investing activities for the years ended December 31, 2015 and 2014 totaled $0.2 million and $1.2 million, respectively, and represented additions to property, plant and equipment.

Financing activities. Cash generated from financing activities of $9.6 million for the year ended December 31, 2015 reflected $4.2 million of net proceeds from the issuance of common stock and $5.4 million in net proceeds from the issuance of convertible preferred stock. All convertible preferred stock issued during 2015 was converted into common stock by December 31, 2015. Cash generated from financing activities of $0.4 million for the year ended December 31, 2014 was the result of the exercise of employee stock options.

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

Share-based Compensation

We account for our share-based compensation in accordance with the fair value recognition provisions of current authoritative guidance. Share-based awards, including stock options, are measured at fair value as of the grant date and recognized as expense over the requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis. Expense on share-based awards for which vesting is performance or milestone based is recognized on a straight-line basis from the date when we determine the achievement of the milestone is probable to the vesting/ milestone achievement date. Since share-based compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. We estimate forfeitures at the time of grant and revise our estimate, if necessary, in subsequent periods. We estimate the fair value of options granted using the Black-Scholes option valuation model. Significant judgment is required in determining the proper assumptions used in these models. The assumptions used include the risk-free interest rate, expected term, expected volatility and expected dividend yield. We base our assumptions on historical data when available or when not available, on a peer group of companies. However, these assumptions consist of estimates of future market conditions, which are inherently uncertain and subject to our judgment, and therefore any changes in assumptions could significantly impact the future grant date fair value of share-based awards

Total share-based compensation expense for the years ended December 31, 2015 and 2014 was $4.0 million and $2.6 million, respectively. Share based compensation is further described in Note 13 to the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (ASU) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The new guidance requires management to evaluate whether there are conditions that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for fiscal years beginning after December 15, 2016 Earlier application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of ASU 2014-15 to have a significant impact on our Consolidated Financial Statements or related disclosures.

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update or ASU, 2016-02, Leases (Topic 842). The ASU requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. The ASU will be effective for us in the first quarter of 2019, with early adoption permitted. We are currently evaluating the impact that the adoption of this ASU will have our consolidated financial statements.

Off – Balance Sheet Arrangements

We do not have any off – balance sheet arrangements.

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

In connection with the preparation of this Annual Report on the Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In connection with the preparation of this report, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, KPMG LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2015.

(c)	Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2015. Based on that evaluation, management concluded that there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2016 Annual Meeting of Stockholders. Information concerning executive officers of our Company is included in Part I of this Annual Report on Form 10-K as Item 1. Business-Executive Officers of the Registrant and incorporated herein by reference.

Item 11.	Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2016 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2016 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2016 Annual Meeting of Stockholders.

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

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Harvard Apparatus Regenerative Technology, Inc.:

We have audited the accompanying consolidated balance sheets of Harvard Apparatus Regenerative Technology, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harvard Apparatus Regenerative Technology, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and will require additional financing to fund future operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(Signed) KPMG LLP

Boston, Massachusetts

March 30, 2016

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	December 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash	$7,456	$5,272
Related party receivables	-	27
Accounts receivable	21	5
Inventory	75	207
Prepaid expenses	330	317
Other current assets
Total current assets	7,882	5,828

Property, plant and equipment, net	1,074	1,376
Total non-current assets	1,074	1,376
Total assets	$8,956	$7,204

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$357	$370
Related party payable	-	16
Accrued and other current liabilities	297	324
Total current liabilities	654	710
Total non-current liabilities	-	-
Total liabilities	654	710

Commitments and contingencies (note 11)

Stockholders' equity:
Series B convertible preferred stock, par value $0.01 per share, 2,000,000 shares authorized; 695,857 and 0 shares issued, respectively; and 0 outstanding	-	-
Common stock, par value $0.01 per share, 30,000,000 shares authorized; 14,101,395 and 7,856,607 shares issued and outstanding, respectively	141	79
Additional paid-in capital	32,908	19,449
Accumulated deficit	(24,739)	(13,035)
Accumulated other comprehensive (loss) income	(8)	1
Total stockholders' equity	8,302	6,494
Total liabilities and stockholders' equity	$8,956	$7,204

See accompanying notes to consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years ended December 31,
	2015	2014

Revenues	$118	$93
Cost of revenues	139	48
Gross (loss) profit	(21)	45

Operating expenses:
Research and development	4,786	5,119
Sales and marketing	289	329
General and administrative	6,605	5,654
Total operating expenses	11,680	11,102

Operating loss	(11,701)	(11,057)

Other expense, net	(3)	(4)

Loss before income taxes	(11,704)	(11,061)
Income taxes	-	-

Net loss	$(11,704)	$(11,061)

Basic and diluted net loss per share	$(1.05)	$(1.41)
Weighted average common shares, basic and diluted	11,154	7,821

Comprehensive loss:
Net loss	$(11,704)	$(11,061)
Foreign currency translation adjustments	(9)	1
Total comprehensive loss	$(11,713)	$(11,060)

See accompanying notes to consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Number of Common Shares Oustanding	Number of Series B Convertible Preferred Shares Oustanding	Common Stock	Series B Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2013	7,743	-	$77	$-	$16,466	$(1,974)	$-	$14,569
Net loss	-	-	-	-	-	(11,061)	-	(11,061)
Share based compensation	-	-	-	-	2,565	-	-	2,565
Stock option exercises	106	-	2	-	418	-	-	420
Vesting of restricted stock units	7	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	1	1
Balance at December 31, 2014	7,856	-	79	-	19,449	(13,035)	1	6,494
Net loss	-	-	-	-	-	(11,704)	-	(11,704)
Share based compensation	-	-	-	-	3,966	-	-	3,966
Issunace of common stock under employee stock purchase plan	39		-	-	76	-	-	76
Vesting of restricted stock units	6	-	-	-	-	-	-	-
Issuance of Series B convertible preferred stock, net of offering cost	-	696	-	5,357	-	-	-	5,357
Conversion of Series B preferred stock to common stock	3,480	(696)	35	(5,357)	5,322	-	-	-
Isuance of common stock, net of offering costs	2,720	-	27	-	4,095	-	-	4,122
Other comprehensive loss	-	-	-	-	-	-	(9)	(9)
Balance at December 31, 2015	14,101	-	$141	$-	$32,908	$(24,739)	$(8)	$8,302

See accompanying notes to consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2015	2014

Cash flows used in operating activities:
Net loss:	$(11,704)	$(11,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,966	2,565
Depreciation	478	363
Changes in operating assets and liabilities:
Decrease (increase) in related party receivables	27	(5)
Increase in accounts receivable	(16)	(5)
Decrease (increase) in inventories	132	(169)
(Increase) decrease in prepaid expenses	(13)	104
(Decrease) increase in accounts payable	(13)	126
Decrease in related party payable	(16)	(74)
(Decrease) increase in accrued and other current liabilities	(27)	163
Net cash used in operating activities	(7,186)	(7,993)

Cash flows used in investing activities:
Additions to property, plant and equipment	(176)	(1,164)
Net cash used in investing activities	(176)	(1,164)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,198	420
Proceeds from issuance of Series B convertible preferred stock, net	5,357	-
Net cash provided by financing activities	9,555	420
Effect of exchange rate changes on cash	(9)	1
Net (decrease) increase in cash	2,184	(8,736)
Cash at the beginning of the period	5,272	14,008
Cash at the end of the period	$7,456	$5,272

See accompanying notes to consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Overview

Harvard Apparatus Regenerative Technology, Inc. (“HART” or the “Company”) is developing bioengineered organ implants utilizing the recipient’s own stem cells to treat life-threatening conditions. HART has developed and initiated the testing of a new technology platform to create organ implants to replace diseased or damaged portions of the esophagus, trachea or bronchus to restore function.

Prior to November 1, 2013, the Company was a business segment of Harvard Bioscience, Inc. (“Harvard Bioscience”). The Company is engaged in the development and commercialization of regenerated organs for human transplant. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and acquiring operating assets.

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

The consolidated financial statements include the accounts of HART and its three wholly-owned subsidiaries, Harvard Apparatus Regenerative Technology GmbH (Germany), Harvard Apparatus Regenerative Technology AB (Sweden) and Harvard Apparatus Regenerative Technology Limited (UK). All intercompany balances and transactions have been eliminated in consolidation.

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

The Company accounts for stock-based payment awards in accordance with the provisions of FASB ASC 718, “ Compensation — Stock Compensation ”, which requires it to recognize compensation expense for all stock-based payment awards made to employees, non-employees, and directors including employee stock options, restricted stock units, and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”).

FASB ASC 718 requires companies to estimate the fair value of stock-based payment awards, except restricted stock units, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in its consolidated statements of income.

We measure share-based awards granted to consultants and non-employees based on the fair value of the award on the date at which the related service is complete. Compensation expense is recognized over the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is re-measured using the then-current fair value of our ordinary shares and updated assumption inputs in the Black-Scholes option-pricing model

Under FASB ASC 718, the Company elected the Black-Scholes option-pricing model for valuation of stock-based payment awards. The determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by its stock price as well as assumptions regarding a number of and subjective variables. These variables include, but are not limited to its expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The Company records stock compensation expense on a straight-line basis over the requisite service period for all awards granted since the adoption of FASB ASC 718. When performance based grants are issued the Company recognizes no expense until achievement of the performance requirement is deemed probable.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies – (continued)

The fair values of Restricted Stock Units (RSU) are based on the number of shares granted and market price of the stock on the date of grant and are recorded as compensation expense ratably over the applicable service period, which is generally four years. Unvested restricted stock units and vested and unvested stock options are forfeited in the event of termination of employment with HART or Harvard Bioscience.

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

A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, the Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are expected to be realizable.

Tax positions taken or expected to be taken in the course of preparing our tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year.

(j)	Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods presented. The computation of diluted net loss per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities using the treasury stock method unless the effect is antidilutive. Basic and diluted net loss per share are the same for all periods presented as the exercise of options and other unvested RSUs would be antidilutive.

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

(m)	Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. This update is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of ASU 2014-15 to have a significant impact on our Consolidated Financial Statements or related disclosures.

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update or ASU, 2016-02, Leases (Topic 842). The ASU requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. The ASU will be effective for us in the first quarter of 2019, with early adoption permitted. We are currently evaluating the impact that the adoption of this ASU will have our consolidated financial statements.

3. Concentrations

Effective November 1, 2013 the Company entered into a 10-year product distribution agreement with Harvard Bioscience under which each company will be the exclusive distributor for the other party for products such other party develops for sale in the markets served by the other. In addition, Harvard Bioscience agreed that except for certain then-existing activities of its German subsidiary, to the extent that any Harvard Bioscience businesses desire to resell or distribute any bioreactor that is then manufactured by HART, HART will be the exclusive manufacturer of such bioreactors and Harvard Bioscience will purchase such bioreactors from the Company.

Sales to Harvard Bioscience, the Company’s distributor of research bioreactor systems, accounted for 100% of the revenues and receivables for all periods presented.

4. Liquidity

The accompanying consolidated financial statements have been prepared assuming that HART will continue as a going concern. HART has incurred substantial operating losses since its inception, and as of December 31, 2015, has an accumulated deficit of approximately $24.7 million. The Company is currently investing significant resources in development and commercialization of products for use by clinicians and researchers in the field of regenerative medicine. The Company expects to continue to incur operating losses and negative cash flows from operations in 2016 and in future years.

Management of the Company believes that HART will need additional funds in 2016 and in future years to fund its operations. HART’s operations will be adversely affected if we are unable to raise or obtain needed funding and may materially affect our ability to continue as a going concern. Cash requirements and cash resource needs will vary significantly depending upon the timing and the financial and other resource needs that will be required to complete ongoing development and pre-clinical and clinical testing of products as well as regulatory efforts and collaborative arrangements necessary for the Company’s products that are currently under development. HART will seek to raise necessary funds through a combination of additional sales of common stock to Aspire Capital Fund, LLC. (See Note 12), other public or private equity offerings, debt financings, other financing mechanisms, or strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories

Inventories consist of the following:

	December 31,
	2015	2014
	(in thousands)
Finished goods	$-	$-
Raw materials	75	207
Total	$75	$207

6. Related Party Transactions

During the year ended December 31, 2015, the Company recognized $165,000 in recruiting expense related to professional search fees paid to RobinsonButler, an executive recruiting consultancy firm where Thomas Robinson, a Member of the Company’s Board of Directors, is a partner. RobinsonButler was retained by the Company’s Board of Directors to complete the search for the Company’s President and Chief Executive Officer.

Relationship with Harvard Bioscience

From inception through April 17, 2015, Harvard Bioscience was considered to be a related party to the Company because David Green, the Company’s former Chairman and CEO, was also a director of Harvard Bioscience. Since Mr. Green resigned from the positions of Chairman and CEO of HART on April 17, 2015, Harvard Bioscience is no longer considered a related party. Mr. Green is still a Member of the Boards of Directors of both HART and Harvard Bioscience.

In connection with the Separation, the Company entered into a series of agreements with Harvard Bioscience. These agreements include: (i) a Separation and Distribution Agreement to effect the separation and spin-off distribution and provide other agreements to govern the Company’s relationship with Harvard Bioscience after the spin-off; (ii) an Intellectual Property Matters Agreement, which governs various intellectual property related arrangements between the Company and Harvard Bioscience, including the separation of intellectual property rights between the Company and Harvard Bioscience, as well as certain related cross-licenses between the two companies; (iii) a Product Distribution Agreement, which provided that each company be the exclusive distributor for the other party for products such other party develops for sale in the markets served by the other; (iv) a Tax Sharing Agreement, which governs the Company’s and Harvard Bioscience’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes for periods before, during and after the spin-off; and (v) a Transition Services Agreement, which provided for certain services to be performed on a transitional basis by Harvard Bioscience to facilitate HART’s transition into a separate public reporting company. As part of the Transition Services Agreement, and for one year following the spin-off date, Harvard Bioscience provided certain support services to HART, including, among others, accounting, payroll, human resources and information technology services, with the charges for the transition services generally intended to allow Harvard Bioscience to fully recover the costs directly associated with providing the services, plus all out-of-pocket costs and expenses. The Company’s operating expenses for the twelve months subsequent to the Separation included fees paid to Harvard Bioscience for services provided pursuant to the Transition Services Agreement, and operating supplies. Fees for the years ended December 31, 2015 and 2014 under the Transition Services Agreement were zero and $0.2 million, respectively. In addition, the Company’s rent and related costs subsequent to the Separation was incurred and paid to Harvard Bioscience pursuant to a sublease between the two companies. Sublease related expenses during the periods which HBIO was a related part were $51 thousand and $183 thousand for the years ended December 31, 2015 and 2014, respectively. Refer to Note 8 for further details on the sublease.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following:

	December 31,
	2015	2014
	(in thousands)
Leasehold improvements	$451	$449
Furniture, machinery and equipment	1,292	1,138
Computer equipment and software	406	400
	2,149	1,987
Less: accumulated depreciation	(1,075)	(611)
Property, plant and equipment, net	$1,074	$1,376

8. Leases

In October 2013, the Company entered into a sublease with Harvard Bioscience effective November 1, 2013 for its headquarters, offices, manufacturing, and research and development facilities located in Holliston, Massachusetts. The operating lease was non-cancelable for an initial eighteen month period. The sublease automatically extends for additional successive twelve month periods if neither party provides notice of termination 180 days in advance through May 31, 2017. Total rent expense was $0.1 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively.

Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at December 31, 2015 were:

Operating Leases
(in thousands)
2016	$101
2017	43
Thereafter	-
Future minimum lease payments	$144

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

Income taxes for the years ended December 31, 2015 and 2014 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pre-tax loss as a result of the following:

	Years ended December 31,
	2015	2014
	(in thousands)
Computed “expected” income tax benefit	$(3,979)	$(3,761)
Increase (decrease) in income taxes resulting from:
Foreign tax rate and regulation differential	17	40
State income tax benefit, net of federal income tax benefit	(703)	(663)
Non-deductible stock-based compensation expense	68	94
Tax credits	(200)	(178)
Change in valuation allowance allocated to income tax expense	4,797	4,468
Total income taxes	$-	$-

The Company has incurred pre-tax losses for the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015	2014
	(in thousands)
Domestic	$(11,601)	$(10,780)
Foreign	(103)	(281)
Total	$(11,704)	$(11,061)

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes  – (continued)

The components of HART’s deferred tax asset are as follows:

	Years ended December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Operating loss and credit carryforwards	$4,459	$2,543
Capitalized research and development	2,941	1,612
Stock-based compensation	2,457	1,086
Accrued expenses	17	27
Property, plant and equipment	51	9
Total deferred tax assets	9,925	5,277
Less: valuation allowance	(9,925)	(5,277)
Deferred tax assets, net	$-	$-

The amounts recorded as deferred tax assets as of December 31, 2015 and 2014 represent the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets and liabilities. Due to the operating results, the Company’s cumulative loss position and uncertainty surrounding its forecasts, the Company concluded that a full valuation allowance was needed to offset its deferred tax assets at each period end. As previously mentioned, all deferred tax assets prior to the Separation remained with Harvard Bioscience, Inc. The Company has determined that any uncertain tax positions would have no material impact on the consolidated financial statements of the Company.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. During 2015 the Company completed two equity financings transactions which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future. The Company has not, as of yet, conducted a study to determine if any such changes have occurred that could limit its ability to use the net operating loss and credit carryforwards.

For all years through December 31, 2015, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these two years. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes – (continued)

To preserve the tax-free treatment to Harvard Bioscience of the Separation and Distribution, for the two-year period following the Distribution, which such period ended November 1, 2015, the Company was limited, except in specified circumstances, from entering into certain transactions pursuant to which all or a portion of the Company’s stock would be acquired, whether by merger or otherwise; issuing equity securities beyond certain thresholds; repurchasing the Company’s common stock; and ceasing to actively conduct the Company’s regenerative medicine business. In addition, at all times, including during and following such two-year period, the Company may not take or fail to take any other action that prevents the Separation and Distribution and related transactions from being tax-free.

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

10. Employee Benefit Plans

The Company and Harvard Bioscience sponsor retirement plans for their U.S. employees, which includes employee savings plans established under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plans”). The 401(k) Plans cover substantially all full-time employees who meet certain eligibility requirements. Contributions to the retirement plans are at the discretion of management. For the years ended December 31, 2015 and 2014, the Company’s matching contributions to the plans were approximately $93 thousand and $90 thousand, respectively.

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

Series B Convertible Preferred Stock

On February 18, 2015 the Company closed an underwritten public offering of 2,070,000 registered shares of its common stock, at a price to the public of $1.75 per share, and 695,857 registered shares of its Series B Convertible Preferred Stock (“Series B”) at a price to the public of $8.75 per share. We received proceeds from the sale of Series B of $5.4 million, net of $0.7 million of underwriting and offering costs. At the option of the investor, each share of Series B was convertible into five shares of common stock of HART, and voted with the common stock on all matters on an as-converted basis, each subject to certain beneficial ownership caps. The Series B had no preference to the common shares in respect of dividends, voting, liquidation or otherwise.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Capital Stock – (continued)

As of December 31, 2015, all 695,857 shares of issued Series B had converted into 3,479,285 shares of common stock. As of December 31, 2015 no shares of preferred stock were outstanding.

Common Stock

Shareholders Rights Plan

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

February 2015 Shares Offering

On February, 18, 2015, in the registered public offering of the Series B Convertible Preferred Stock described above, the Company also issued 2,070,000 shares of its Common Stock, at a price to the public of $1.75 per share. We received proceeds from the sale of common stock of $3.2 million, net of $0.4 million of offering costs.

Aspire Purchase Agreement

On December 15, 2015, the company entered into a common stock purchase agreement (the “Purchase Agreement”), with Aspire Capital Fund, LLC, (“Aspire Capital”), under which Aspire Capital is committed to purchase up to an aggregate of $15.0 million of our common stock over the approximately 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, HART issued Aspire Capital 150,000 shares of our common stock as a commitment fee (the “Commitment Shares”).

Upon execution of the Purchase Agreement, the Company sold to Aspire Capital 500,000 shares of common stock at $2.00 per share (the “Initial Purchase Shares”). Net proceeds from the sale of shares to Aspire as of December 31, 2015 were approximately $0.9 million.

Pursuant to the Purchase Agreement and Registration Rights Agreement, the Company registered 2,688,933 shares of our common stock. This includes the Commitment Shares and the Initial Purchase Shares issued to Aspire Capital and 2,038,933 shares of common stock which HART may issue to Aspire Capital in the future.

Under the approximately 30-month term of the Purchase Agreement, on any trading day on which the closing sale price of our common stock exceeds $0.50, the Company has the right, in our sole discretion, to direct Aspire Capital to purchase up to 150,000 shares of the Company’s common stock per trading day, at a per share price (the “Purchase Price”) calculated by reference to the prevailing market price of our common stock. In addition, the Company has the right, from time to time in our sole discretion, to sell Aspire Capital an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on the Nasdaq Capital Market on the next trading day, subject to a maximum number of shares which HART may determine and a minimum trading price. The purchase price per purchase share pursuant to such purchase notices are calculated by reference to the prevailing market price of HART’s common stock.

There are no trading volume requirements or restrictions under the Purchase Agreement, and HART controls the timing and amount of any sales of our common stock to Aspire Capital. There are no monetary penalties for the Company failing to maintain effectiveness of registration. Aspire Capital has no right to require any sales by HART, but is obligated to make purchases from us as the Company directs in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. Additionally, Aspire Capital cannot hedge its position in HART common stock. The Purchase Agreement may be terminated by the Company at any time, at HART’s discretion, without any penalty or cost to the Company.

Employee Stock Purchase Plan

In 2013, the Company approved the 2013 Equity Incentive Plan (the “2013 Plan”). Under this plan, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 150,000 shares of common stock are authorized for issuance of which 38,872 and 17,042 were issued as of December 31, 2015 and 2014 respectively; an additional 8,308 shares related to the second six-month withholding period of 2015 were issued on January 2, 2016.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Share-Based Compensation

HART maintains the 2013 Plan for the benefit of certain of its officers, employees, non-employee directors, and other key persons (including consultants and advisory board members). All options and awards granted under the 2013 Plan consist of HART common shares. Additionally, equity awards related to shares of the Company’s common stock were issued from the 2013 Plan at the time of the Distribution to the holders of Harvard Bioscience equity awards as part of an adjustment (the “Adjustment”) to those equity awards to prevent a loss of value due to the Distribution.

Harvard Bioscience maintains the Third Amended and Restated 2000 Stock Option and Incentive Plan as amended, (the “Harvard Bioscience Plan”) for the benefit of certain of its officers, directors and employees. After the Separation, HART continues to record the expense on share-based awards of Harvard Bioscience stock options and restricted stock units, issued by Harvard Bioscience, to former Harvard Bioscience employees now employed by HART.

Harvard Bioscience award holders were also issued share-based compensation awards in HART stock options and restricted stock units. HART recognizes compensation expense on those awards to former Harvard Bioscience employees who now are employed by HART, and does not recognize expense on the Adjustment awards given to individuals not now employed by HART. Additionally, HART records expense on grants made under the 2013 Plan to HART officers, directors and employees granted subsequent to the Adjustment.

In connection with the spin-off, certain required adjustments were made to the Harvard Bioscience outstanding equity compensation awards under their employee benefit plans. Each outstanding option to purchase Harvard Bioscience common stock was converted on the date of the Distribution into both an adjusted Harvard Bioscience option to purchase Harvard Bioscience common stock and an option to purchase HART common stock. As part of these required adjustments, the Company issued approximately 0.3 million HART options and approximately 0.02 million HART restricted stock units, those that have not been exercised, canceled or expired are reflected below. The Company records compensation expense only on those HART awards issued to HART employees. The Company also records compensation expense on those Harvard Bioscience awards issued to HART employees.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Share-Based Compensation – (continued)

Harvard Apparatus Regenerative Technology, Inc. 2013 Equity Incentive Plan

The 2013 Equity Incentive Plan was adopted by the Board of Directors on October 11, 2013. The aggregate number of shares authorized for issuance under the Plan were 3,640,000 and 3,320,000 shares of common stock as of December 31, 2015 and 2014, respectively. The Company currently has 3,640,000 shares of its common stock reserved for the issuance of awards under the 2013 Plan.

During 2015 and 2014 no options or restricted stock units were granted to Harvard Bioscience employees or directors, and the Company does not anticipate issuing any to Harvard Bioscience employees in the future.

2013 Plan Award Information

The following is a summary of stock option and restricted stock unit activity:

	Stock Options		Restricted Stock Units
	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value
Balance at December 31, 2013	2,075,707	$4.34	19,492	$6.00
Granted	237,500	7.93	-	-
Exercised	(115,950)	4.90	(9,796)	6.00
Vested (RSUs)	-	-	-	-
Cancelled/forfeited	(190,277)	4.42	(1,716)	6.00
Balance at December 31, 2014	2,006,980	$4.73	7,980	$6.00
Granted	1,855,916	2.06	-	-
Exercised	-	-	-	-
Vested (RSUs)	-	-	(6,721)	6.00
Cancelled/forfeited	(609,778)	4.26	(154)	6.00
Balance at December 31, 2015	3,253,118	$3.29	1,105	$6.00

The Company’s policy is to issue stock available from its registered but unissued stock pool through its transfer agent to satisfy stock option exercises and vesting of the restricted stock units.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Share-Based Compensation – (continued)

The following table summarizes information concerning 2013 Plan currently outstanding and exercisable options as of December 31, 2015:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average				Average
	Number	Remaining	Weighted		Shares	Remaining	Weighted
Range of	Outstanding At	Contractual	Average	Aggregate	Exercisable At	Contractual	Average	Aggregate
Exercise	December	Life	Exercise	Intrinsic	December	Life	Exercise	Intrinsic
Price	31. 2015	in Years	Price	Value	31. 2015	in Years	Price	Value

$.64 - 2.00	1,389,416	9.56	$1.45	$1,016,407	-	-	$-	$-
2.01 - 4.00	62,416	5.63	3.51	-	47,428	4.78	3.45	-
4.01 - 6.00	1,616,286	7.32	4.29	-	1,106,185	6.72	4.33	-
6.01 - 8.00	50,000	8.76	7.32	-	12,500	8.76	7.32	-
8.01 - 9.06	135,000	8.32	8.76	-	33,750	8.32	8.76	-
$2.05- 9.84	3,253,118	8.31	$3.29	$1,016,407	1,199,863	6.71	$4.45	$-

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $2.18 as of December 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the year ended December 31, 2015 and 2014 was approximately $0 and $507,466, respectively. No options were in-the-money and exercisable as of December 31, 2015.

As of December 31, 2015, the total compensation costs related to unvested awards not yet recognized is $2.5 million and the weighted average period over which it is expected to be recognized is 2.59 years.

2013 Plan Valuation and Expense Information under Share-Based-Payment Accounting

Share-based compensation expense related to the 2013 Plan including stock options, restricted stock units, and the employee stock purchase plan for the years ended December 31, 2015 and 2014 was allocated as follows:

	Years Ended December 31,
	2015	2014
	(in thousands)

Research and development	$682	$554
Sales and marketing	40	94
General and administrative	2,819	1,154
Total stock-based compensation	$3,541	$1,802

The Company did not capitalize any share-based compensation.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Share-Based Compensation – (continued)

The weighted-average estimated value of stock options granted during 2015 and 2014 was $1.41 and $5.25, respectively, using the Black Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014
Volatility	76.84%	74.00%
Risk-free interest rate	1.73%	1.61%
Expected holding period	6.09 years	6.25 years
Dividend yield	-%	-%

The Company used the volatility of comparable companies, as management did not believe that our trading history was of a sufficient duration to provide an accurate estimate of expected volatility. The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk-free) appropriate for the term of the Company’s employee stock options. The simplified method of estimating expected life was used. The vesting period is approximately four years and the contractual life is ten years.

The Company also estimated the fair value of non-employee share options using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee and director options in each of the reporting periods, other than the expected life, which is assumed to be the remaining contractual life of the options.

Share-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2015 and 2014 is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeitures. Share-based-payment accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and weighting of various employee classes.

In April 2015, David Green resigned as Chief Executive Officer, President and Chairman of the Board of Directors of HART. Mr. Green remained a member of the Board of Directors. Under the terms of Mr. Green’s employment agreement, certain equity awards immediately vested upon his resignation. This acceleration of vesting resulted in a non-cash share based compensation expense of approximately $1.0 million being recognized in the year ended December 31, 2015. Mr. Green’s employment agreement also entitled him to a cash payment equal to two years of his salary, or approximately $1.0 million. The Company and Mr. Green agreed to a modification to accelerate vesting on certain options and extend the exercise period on those and other vested stock options in lieu of the cash payment. These modifications resulted in an additional non-cash share-based compensation expense related to Mr. Green of approximately $1.1 million being recorded in the year ended December 31, 2015. Of the modified options, 387,000 were vested prior to resignation, 290,252 were vested as a result of the resignation and as such required no modification to vesting, and 48,375 options were modified to vest immediately. All 725,627 modified options retained their original exercise price of $4.29 and had the time period during which they could be exercised extended from 30 days from resignation to 7 years. All of Mr. Green’s options to buy shares of Harvard Bioscience stock issued under the Harvard Bioscience Plan remain outstanding and the Company will continue to record the associated expense on them as long as Mr. Green provides service to HART in his position on the Board of Directors.

Harvard Bioscience Plan

Harvard Bioscience maintains the Harvard Bioscience Plan for the benefit of certain of its officers, directors and employees.

All awards were granted to the Company’s employees and directors at exercise prices equal to or greater than fair market value of the Harvard Bioscience’s common stock on the date of grant.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Share-Based Compensation – (continued)

Harvard Bioscience Plan Award Information

The following is a summary of stock option and restricted stock unit activity:

	Stock Options		Restricted Stock Units
	Stock Options Outstanding	Weighted Average Exercise Price	Restricted Stock Units Outstanding	Grant Date Fair Value
Balance at December 31, 2013	2,500,339	$3.20	326,185	$5.46
Granted	—	—	—	—
Exercised	(66,056)	3.34	—	—
Vested (RSUs)	—	—	(154,628)	—
Cancelled/forfeited	(311,635)	5.58	—	—
Balance at December 31, 2014	2,122,648	2.84	171,557	5.67
Granted	—	—	—	—
Exercised	(918,646)	2.73	—	—
Vested (RSUs)	—	—	(88,648)	4.52
Cancelled/forfeited	(6,585)	3.64	—	—
Balance at December 31, 2015	1,197,417	$2.92	82,909	$4.30

The following table summarizes information concerning the Harvard Bioscience Plan currently outstanding and exercisable options as of December 31, 2015:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average				Average
	Number	Remaining	Weighted		Shares	Remaining	Weighted
Range of	Outstanding at	Contractual	Average	Aggregate	Exercisable at	Contractual	Average	Aggregate
Exercise	December	Life	Exercise	Intrinsic	December	Life	Exercise	Intrinsic
Price	31. 2015	in Years	Price	Value	31. 2014	in Years	Price	Value
$2.02 - 3.00	739,636	4.71	$2.36	$817,936	651,046	4.47	$2.34	$737,319
3.01-4.00	247,357	7.10	3.64	-	125,690	6.79	3.65	-
4.01 - 4.04	210,424	5.42	4.04	-	210,424	5.42	4.04	-
$2.02- 4.04	1,197,417	5.33	$2.92	$817,936	987,160	4.97	$2.87	$737,319

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Harvard Bioscience’s closing stock price of $3.47 as of December 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercised for the years ended December 31, 2015 and 2014 was approximately $2.6 million and $0.1 million, respectively. The total number of in-the-money options that were exercisable as of December 31, 2015 was 651,046.

For the year ended December 31, 2015, the total compensation costs related to unvested awards not yet recognized is $0.1 million and the weighted average period over which it is expected to be recognized is 1.00 year.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Share-Based Compensation – (continued)

Harvard Bioscience Plan Valuation and Expense Information under Share-Based-Payment Accounting

Share-based compensation expense related to Harvard Bioscience employee stock options and restricted stock units for the years ended December 31, 2015 and 2014 was allocated as follows:

	Years Ended December 31,
	2015	2014
	(in thousands)

Research and development	$42	$66
Sales and marketing	-	14
General and administrative	383	683
Total stock-based compensation	$425	$763

The Company did not capitalize any share-based compensation.

Share-based compensation expense recognized in the Company’s consolidated statements of operations related to Harvard Bioscience options for the years ended December 31, 2015 and 2014 is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeitures. Share-based-payment accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience of Harvard Bioscience.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Quarterly Financial Information (Unaudited)

Statement of Operations Data:

	First	Second	Third	Fourth	Fiscal
2015	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)

Revenues	$-	$73	$37	$8	$118
Cost of product revenues	-	37	18	84	139
Gross (loss) profit	-	36	19	(76)	(21)
Total Operating expenses	2,620	4,535	2,311	2,214	11,680
Operating loss	(2,620)	(4,499)	(2,292)	(2,290)	(11,701)
Other expense, net	(3)	-	-	-	(3)
Loss before income taxes	(2,623)	(4,499)	(2,292)	(2,290)	(11,704)
Income taxes	-	-	-	-	-
Net loss	$(2,623)	$(4,499)	$(2,292)	$(2,290)	$(11,704)

Basic and diluted net loss per share	$(0.30)	$(0.44)	$(0.19)	$(0.17)	$(1.05)

Statement of Operations Data:

	First	Second	Third	Fourth	Fiscal
2014	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)

Revenues	$23	$23	$2	$45	$93
Cost of product revenues	12	12	1	23	48
Gross profit	11	11	1	22	45
Total Operating expenses	3,017	2,544	2,677	2,864	11,102
Operating loss	(3,006)	(2,533)	(2,676)	(2,842)	(11,057)
Other expense, net	-	-	(4)	-	(4)
Loss before income taxes	(3,006)	(2,533)	(2,680)	(2,842)	(11,061)
Income taxes	-	-	-	-	-
Net loss	$(3,006)	$(2,533)	$(2,680)	$(2,842)	$(11,061)

Basic and diluted net loss per share	$(0.39)	$(0.32)	$(0.34)	$(0.36)	$(1.41)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harvard Apparatus Regenerative Technology, Inc.
Date: March 30, 2016
	By:	/s/ James McGorry
James McGorry
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James McGorry James McGorry	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2016

/s/ Thomas McNaughton Thomas McNaughton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2016

/s/ John Canepa John Canepa	Director	March 30, 2016

/s/David Green David Green	Director	March 30, 2016

/s/ John Kennedy John Kennedy	Director	March 30, 2016

/s/ Blaine McKee Blaine McKee	Director	March 30, 2016

/s/ Thomas Robinson Thomas Robinson	Director	March 30, 2016

48

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit
2.1§ (3)	Separation and Distribution Agreement between Harvard Apparatus Regenerative. Technology, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013.
3.1 (1)	Amended and Restated Certificate of Incorporation of Harvard Apparatus Regenerative. Technology, Inc.
3.2 (1)	Amended and Restated By-laws of the Harvard Apparatus Regenerative. Technology, Inc.
3.3 (2)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Harvard Apparatus Regenerative Technology, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock.
3.4(6)	Certificate of Designation of Series B Convertible Preferred Stock of Harvard Apparatus Regenerative Technology, Inc. classifying and designating the Series B Convertible Preferred Stock.
4.1 (1)	Specimen Stock Certificate evidencing shares of common stock
4.2 (7)	Specimen Series B Convertible Preferred Stock Certificate
4.3 (2)	Shareholder Rights Agreement, dated as of October 31, 2013, between Harvard Apparatus Regenerative Technology, Inc. and Registrar and Transfer Company, as Rights Agent.
4.4(6)	Amendment to Shareholder Rights Agreement, dated as of February 12, 2015 between Harvard Apparatus Regenerative Technology, Inc. and Computershare Trust Company, N.A., as successor to Registrar and Transfer Company.
4.5(10)	Registration Rights Agreement, dated December 15, 2015, between Harvard Apparatus Regenerative Technology, Inc. and Aspire Capital Fund, LLC.
10.1 (3)	Intellectual Property Matters Agreement between Harvard Apparatus Regenerative Technology, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013.
10.2 (3)	Product Distribution Agreement between Harvard Apparatus Regenerative Technology, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013.
10.3 (3)	Tax Sharing Agreement between Harvard Apparatus Regenerative Technology, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013.
10.4 (3)	Transition Services Agreement between Harvard Apparatus Regenerative Technology, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013.
10.5 (3)	Sublease by and between Harvard Apparatus Regenerative Technology, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013.
10.6# (3)	Employment Agreement between Harvard Apparatus Regenerative Technology, Inc. and David Green dated as of October 31, 2013.
10.7# (3)	Employment Agreement between Harvard Apparatus Regenerative Technology, Inc. and Thomas McNaughton dated as of October 31, 2013.
10.8 (1)	Form of Indemnification Agreement for Officers and Directors.
10.8 (1)	2013 Equity Incentive Plan.
10.9 (1)	Employee Stock Purchase Plan.
10.10 (1)	Form of Incentive Stock Option Agreement.
10.11 (1)	Form of Non-Qualified Stock Option Agreement for executive officers.
10.12 (1)	Form of Non-Qualified Stock Option Agreement for directors.
10.13 (1)	Form of Deferred Stock Award Agreement.
10.14# (1)	Director Compensation Arrangements.
10.15† (4)	Sublicense Agreement dated as of December 7, 2012 between Harvard Apparatus Regenerative Technology, Inc. and Harvard Bioscience, Inc., and related Trademark License Agreement, dated December 19, 2002, by and between Harvard Bioscience, Inc. and President and Fellows of Harvard College.
10.16 (1)	Patent Rights Assignment dated December 21, 2012 between Harvard Apparatus Regenerative Technology, Inc. and Dr. Paolo Macchiarini.
10.17 (1)	Sponsored Research Agreement dated August 5, 2009 by and among Harvard Apparatus Regenerative Technology, Inc. (as assignee of Harvard Bioscience, Inc.), Sara Mantero, Maria Adelaide Asnaghi, and Department of Bioengineering of the Politecnico Di Milano

49

10.18† (5)	Exclusive License Agreement dated August 6, 2009 by and between Harvard Apparatus Regenerative Technology, Inc. (as assignee of Harvard Bioscience, Inc.) and Sara Mantero and Maria Adelaide Asnaghi.
10.19 (1)	Novel Surgery Agreement dated as of May 21, 2012 between Harvard Apparatus Regenerative Technology, Inc. and State Budget Institution of Public Health Department Regional Clinical Hospital #1 and Vladimir Alekseevich Porhanov.
10.20 (1)	Novel Surgery Agreement dated as of May 24, 2012 between Harvard Apparatus Regenerative Technology, Inc. and OSF Healthcare System, owner and operator of Saint Francis Medical Center and Children’s Hospital of Illinois, and Mark Holterman, M.D.
10.21 (1)	Amendment to Novel Surgery Agreement dated as of April 5, 2013 between Harvard Apparatus Regenerative Technology, Inc. and OSF Healthcare System, owner and operator of Saint Francis Medical Center and Children’s Hospital of Illinois, and Mark Holterman, M.D.
10.22 (1)	Amendment to Novel Surgery Agreement dated as of June 26, 2013 between Harvard Apparatus Regenerative Technology, Inc. and State Budget Institution of Public Health Department Regional Clinical Hospital #1 and Igor S. Polyakov.
10.23(6)	Underwriting Agreement dated as of February 12, 2015, between Harvard Apparatus Regenerative Technology, Inc. and National Securities Corporation as representative of the underwriters named therein.
10.24#(8)	Employment Agreement between Harvard Apparatus Regenerative Technology, Inc. and James McGorry dated as of June 23, 2015.
10.25#(9)	Employment Agreement between Harvard Apparatus Regenerative Technology, Inc. and Saverio LaFrancesca, M.D. dated as of April 8, 2014.
10.26(10)	Common Stock Purchase Agreement, dated December 15, 2015 between Harvard Apparatus Regenerative Technology, Inc. and Aspire Capital Fund, LLC.
21.1*	Subsidiaries of the Harvard Apparatus Regenerative Technology, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Executive Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Executive Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B (filed July 31, 2013) and incorporated by reference thereto.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (filed October 31, 2013) and incorporated by reference thereto.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on November 6, 2013) and incorporated by reference thereto.

(4)	Previously filed as an exhibit to the Company’s Amendment No. 2 to Form S-1 Registration Statement (filed on February 15, 2013) and incorporated by reference thereto.

50

(5)	Previously filed as Exhibit 10.19 to the Registrant's Amendment No. 2 to Form S-1 Registration Statement (filed on February 15, 2013) and incorporated by reference thereto.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on February 12, 2015) and incorporated by reference thereto.

(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed on March 27, 2015) and incorporated by reference thereto.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on July 6, 2015) and incorporated by reference thereto.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed on August 14, 2015) and incorporated by reference thereto.

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on December 15, 2015) and incorporated by reference thereto.

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement.

§	The schedules and exhibits to the Separation and Distribution Agreement have been omitted. A copy of any omitted schedule or exhibit will be furnished to the SEC supplementally upon request. The Company will furnish to stockholders a copy of any exhibit without charge upon written request.

†	Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

51