Form 10-Q
period 2016-06-30
Biostage, Inc.
filed 2016-08-11
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of August 10, 2016, there were 17,108,968 shares of common stock, par value $0.01 per share, outstanding

Biostage Inc.,

(formerly, Harvard Apparatus Regenerative Technology, Inc.)

Form 10-Q

For the Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash	$8,100	$7,456
Accounts receivable	40	21
Inventory	47	75
Prepaid expenses	156	330

Total current assets	8,343	7,882
Property, plant and equipment, net	1,076	1,074

Total assets	$9,419	$8,956

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$596	$357
Accrued and other current liabilities	405	297
Warrant liability	942	-

Total current liabilities	1,943	654

Total liabilities	$1,943	$654

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.01 par value: 1,000,000 shares authorized; 695,857 shares issued and none outstanding	-	-
Common stock, $0.01 par value; 30,000,000 shares authorized and 17,097,420 and 14,101,395 shares issued and outstanding, respectively	171	141
Additional paid-in capital	37,236	32,908
Accumulated deficit	(29,923)	(24,739)
Accumulated other comprehensive loss	(8)	(8)

Total stockholders’ equity	7,476	8,302

Total liabilities and stockholders’ equity	$9,419	$8,956

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015

Revenues	$28	$73	$28	$73
Cost of revenues	44	37	44	37
Gross profit (deficit)	(16)	36	(16)	36

Operating expenses:
Research and development	1,676	1,053	3,054	2,235
Selling, general and administrative	1,230	3,482	2,324	4,920
Total operating expenses	2,906	4,535	5,378	7,155

Operating loss	(2,922)	(4,499)	(5,394)	(7,119)

Other income (expense):
Change in fair value of warrant liability, net of issuance costs $129	210	-	210	-
Other expense	-	-	-	(3)
	210	-	210	(3)

Loss before income taxes	(2,712)	(4,499)	(5,184)	(7,122)
Income taxes	-	-	-	-

Net loss	$(2,712)	$(4,499)	$(5,184)	$(7,122)

Basic and diluted net loss per share	$(0.17)	$(0.44)	$(0.35)	$(0.74)
Weighted average common shares, basic and diluted	15,535	10,303	14,822	9,592

Comprehensive loss:
Net loss	$(2,712)	$(4,499)	$(5,184)	$(7,122)
Foreign currency translation adjustments	-	1	-	(8)
Total comprehensive loss	$(2,712)	$(4,498)	$(5,184)	$(7,130)

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(5,184)	$(7,122)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Share-based compensation expense	665	3,183
Depreciation	224	226
Change in fair value of warrant liability, net of issuance costs of $129	(210)	-
Changes in operating assets and liabilities:
Related party receivables, net	-	66
Accounts receivable	(19)	(76)
Inventories	28	6
Prepaid expenses	174	144
Accounts payable	230	(83)
Accrued and other current liabilities	108	(54)

Net cash used in operating activities	(3,984)	(3,710)

Cash flows from investing activities
Additions to property and equipment	(217)	(21)
Net cash used in investing activities	(217)	(21)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	4,496	-
Proceeds from issuance of common stock, net of issuance costs	349	3,237
Proceeds from issuance of convertible preferred stock, net of issuance costs	-	5,357

Net cash provided by financing activities	4,845	8,594

Effect of foreign exchange rates on cash	-	(8)

Net increase in cash	644	4,855
Cash at beginning of period	7,456	5,272
Cash at end of period	$8,100	$10,127
Supplemental disclosure of cash flow information and non-cash investing and financing activities:

Equipment purchases included in accounts payable	$9	$-
Fair value of warrants issued to placement agent	$116	$-

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview and Basis of Presentation

Overview

Biostage, Inc., formerly Harvard Apparatus Regenerative Technology, Inc. (“Biostage” or the “Company”) is a biotechnology company developing bioengineered organ implants based on our novel Cellframe TM technology. Our Cellframe technology is comprised of a biocompatible scaffold that is seeded with the recipient’s own stem cells. We believe that this technology may prove to be effective for treating patients across a number of life-threatening medical indications who currently have unmet medical needs. We are currently developing our Cellframe technology to treat life-threatening conditions of the esophagus, bronchus or trachea with the objective of dramatically improving the treatment paradigm for those patients.

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

Earnings per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and warrants and unvested restricted stock.

The Company applied the two-class method to calculate basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2016, as its warrants to purchase common stock are participating securities.

The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a net loss position for the three and six months ended June 30, 2016 and warrant holders do not participate in losses.

Basic and diluted shares outstanding are the same for each period presented as all common stock equivalents would be antidilutive due to the net losses incurred.

Reclassification

Sales and marketing expenses of $83 thousand and $0.2 million for the three and six months ended June 30, 2015, respectively, have been reclassified to selling, general and administrative expenses to conform to the 2016 presentation.

Unaudited Interim Financial Information

The accompanying interim balance sheet as of June 30, 2016 and consolidated interim statements of operations and comprehensive loss and cash flows for the six months ended June 30, 2016 and 2015 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2016 and its results of operations and cash flows for the six months ended June 30, 2016 and 2015.  The financial data and other information disclosed in these notes related to the three month period ended June 30, 2016 and 2015 are unaudited. The results for the six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods or any future year or period.

2.	Summary of Significant Accounting Policies and Recently Issued Accounting Pronouncements

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, and additionally the following accounting policy for warrants issued during the three months ended June 30, 2016.

Warrant Accounting

The Company classifies a warrant to purchase shares of its common stock as a liability on its consolidated balance sheets as this warrant is a free-standing financial instrument that may require the Company to transfer consideration upon exercise. Each warrant is initially recorded at fair value on date of grant using the Black-Scholes model and net of issuance costs, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “ Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”  to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. This update is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has not adopted ASU 2014-15 and does not expect the adoption to have a significant impact on the Company’s consolidated financial statements or related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and policy elections on the impact for forfeitures. ASU 2016-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018.  The Company is in the process of evaluating the impact of ASU 2016-09 on its consolidated financial statements.

3.	Capital Stock, Financing and Liquidity

Capital Stock

On May 19, 2016, the Company closed on a Securities Purchase Agreement (the “Purchase Agreement”) for the sale by the Company of 2,836,880 shares of the Company’s common stock at a purchase price of $1.7625 per share and the issuance of warrants to purchase 1,418,440 shares of common stock at an exercise price of $1.7625 per warrant for gross proceeds of $5.0 million or $4.6 million, net of issuance costs. Additionally, the Company issued the placement agent warrants to purchase 141,844 shares of common stock to the placement agent for the offering at an exercise price of $1.7625 per warrant. The warrants are initially exercisable commencing November 19, 2016 through their expiration date of May 19, 2021.

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

During 2015, all outstanding shares of Series B were converted to common stock, including 205,279 shares of Series B which were converted into 1,026,395 shares of common stock during the six months ended June 30, 2015.

3.	Capital Stock, Financing and Liquidity (continued)

Aspire Purchase Agreement

On December 15, 2015, the Company entered into a common stock purchase agreement (the “Aspire Purchase Agreement”), with Aspire Capital Fund, LLC, (“Aspire Capital”), under which Aspire Capital is committed to purchase up to an aggregate of $15.0 million of the Company’s common stock over the approximately 30-month term of the Purchase Agreement. In consideration for entering into the Aspire Purchase Agreement, concurrently with the execution of the Aspire Purchase Agreement, the Company issued Aspire Capital 150,000 shares of our common stock as a commitment fee (the “Commitment Shares”).

Upon execution of the Aspire Purchase Agreement, the Company sold to Aspire Capital 500,000 shares of common stock at $2.00 per share (the “Initial Purchase Shares”), which resulted in net proceeds of approximately $0.9 million. Pursuant to the Aspire Purchase Agreement and Registration Rights Agreement, the Company registered 2,688,933 shares of its common stock. This includes the Commitment Shares and the initial purchase shares issued to Aspire Capital and 2,038,933 shares of common stock which the Company may issue to Aspire Capital in the future.

Under the approximately 30-month term of the Aspire Purchase Agreement, on any trading day on which the closing sale price of the Company’s common stock exceeds $0.50, the Company had the right, in its sole discretion, to direct Aspire Capital to purchase up to 150,000 shares of the Company’s common stock per trading day, at a per share price calculated by reference to the prevailing market price of the Company’s common stock. In addition, the Company had the right, from time to time in its sole discretion, to sell Aspire Capital an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on the Nasdaq Capital Market on the next trading day, subject to a maximum number of shares which the Company may determine and a minimum trading price. The purchase price per purchase share pursuant to such purchase notices were calculated by reference to the prevailing market price of the Company’s common stock.

There were no trading volume requirements or restrictions under the Aspire Purchase Agreement, and the Company controlled the timing and amount of any sales of our common stock to Aspire Capital. There were no monetary penalties for the Company failing to maintain effectiveness of registration. Aspire Capital had no right to require any sales by the Company, but was obligated to make purchases from us as the Company directs in accordance with the Aspire Purchase Agreement. There were no limitations on use of proceeds, financial or business covenants, restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. Additionally, Aspire Capital could hedge its position in the Company’s common stock.

On May 12, 2016, the Company issued 150,000 shares of common stock under this arrangement in exchange for gross proceeds of $371 thousand or $349 thousand, net of issuance costs.

The Company terminated the Aspire Purchase Agreement effective as of May 17, 2016. The agreement was terminated by the Company without any penalty or cost to the Company.

Liquidity

The Company has incurred substantial operating losses since its inception, and as of June 30, 2016 has an accumulated deficit of approximately $29.9 million. The Company is currently investing significant resources in development and commercialization of products for use by clinicians and researchers in the field of regenerative medicine. The Company expects to continue to incur operating losses and negative cash flows from operations in 2016 and in future years. Management believes that the Company’s cash at June 30, 2016 will be sufficient to meet the Company’s obligations through December 31, 2016 and into early 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern

The Company will need to raise additional funds in 2016 and in future years to fund its operations. Cash requirements and cash resource needs will vary significantly depending upon the timing and the financial and other resource needs that will be required to complete ongoing development and pre-clinical and clinical testing of products as well as regulatory efforts and collaborative arrangements necessary for the Company’s products that are currently under development. The Company will seek to raise necessary funds through a combination of publicly or private equity offerings, debt financings, other financing mechanisms, or strategic collaborations and licensing arrangements. The Company may not be able to obtain additional financing on terms favorable to us, if at all.

The Company’s operations will be adversely affected if it is unable to raise or obtain needed funding and may materially affect the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and therefore, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classifications of liabilities that may result from the outcome of this uncertainty.

4.	Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

During the year ended December 31, 2015, the Company had no assets or liabilities requiring fair value measurements. As discussed in Note 3, on May 19, 2016, the Company closed on the Purchase Agreement for the sale by the Company of shares of the Company’s common stock and the issuance of warrants to purchase 1,418,440 shares of common stock at an exercise price of $1.7625 per warrant. Additionally, the Company issued the placement agent warrants to purchase 141,844 shares of Common Stock at an exercise price of $1.7625 per warrant. The warrants are initially exercisable commencing November 19, 2016 through their expiration date of May 19, 2021. The liability associated with those warrants was initially recorded at fair value in the Company’s consolidated balance sheet upon issuance, and subsequently re-measured as of June 30, 2016. The changes in the fair value between issuance and June 30, 2016 recorded as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss.

The Company utilizes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company had no assets or liabilities classified as Level 1 or Level 2. The Company has concluded that the warrants issued in connection with the Purchase Agreement, meet the definition of a liability under ASC 480 Distinguishing liabilities From Equity and has classified the liability as Level 3.

The Company has re-measured the liability to estimated fair value at June 30, 2016, using the Black-Scholes option pricing model with the following assumptions:

June 30, 2016
Risk-free interest rate	1.01%
Expected volatility	74.1%
Expected term	5.4 years
Expected dividend yield	0%

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Fair Value Measurement as of June 30, 2016
	(In thousands)
	Level 1	Level 2	Level 3	Balance

Warrant liability	$—	$—	$942	$942
Total	$—	$—	$942	$942

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2016:

Warrant Liability
(in thousands)
Balance at December 31, 2015	$—
Issuance of warrants	1,281
Change in fair value upon re-measurement	(339)
Balance at June 30, 2016	$942

There were no transfers between Level 1 and Level 2 in any of the periods reported.

5.	Related Party Transactions

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

From inception through April 17, 2015, Harvard Bioscience was considered to be a related party to the Company because David Green, the Company’s former Chairman and CEO, was also a director of Harvard Bioscience. After Mr. Green’s April 17, 2015 resignation as Chairman and CEO of the Company, Harvard Bioscience is no longer considered a related party. Mr. Green service on the Company’s board of directors ended on May 26, 2016 but Mr. Green remains a member of the Board of Directors of Harvard Bioscience. Related party rent expenses with Harvard Bioscience for the period of January 1, 2015 through June 30, 2015, were $51,000.

During the six months ended June 30, 2015, the Company recognized $165,000 in recruiting expense related to professional search fees to RobinsonButler, an executive recruiting consultancy firm where Tom Robinson, a member of the Company’s Board of Directors, is a partner. RobinsonButler was retained by the Company’s Board of Directors to complete the search for the Company’s CEO and President.

6.	Stock-Based Compensation

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

The Company has granted options to purchase common stock and restricted stock units under the Plan. Stock option activity during the six months ended June 30, 2016 was as follows:

	Amount	Weighted-average exercise price

Outstanding at December 31, 2015	3,253,118	$3.29
Granted	822,500	1.64
Canceled	(275,929)	3.65
Outstanding at June 30, 2016	3,799,689	$2.91

6.	Stock-Based Compensation (continued)

The Company uses the Black- Scholes model to value its stock options. Weighted average estimated value of stock options granted using the Black-Scholes model during the six months ended June 30, 2016 was $1.08. The weighted average assumptions for valuing those options granted were as follows:

Expected volatility	74.29%
Expected dividends	0.00%
Expected term in years	6.11
Risk-free rate	1.53%

There was no material restricted stock unit activity during the six months ended June 30, 2016.

The Company recorded total stock-based compensation during the three and six months ended June 30 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)

Research and development	$180	$142	$337	$373
General and administrative	138	2,303	328	2,810
Total stock-based compensation	$318	$2,445	$665	$3,183

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include the success of our collaborations, clinical trials and pre-clinical development efforts and programs, which success may not be achieved on a timely basis or at all; our ability to obtain and maintain regulatory approval for our implant products, bioreactors, scaffolds and other devices we pursue, including for the esophagus or airway, which approvals may not be obtained on a timely basis or at all; our ability to access debt and equity markets and raise additional funds when needed; the number of patients who can be treated with our products; the amount and timing of costs associated with our development of implant products, bioreactors, scaffolds and other devices; our failure to comply with regulations and any changes in regulations; unpredictable difficulties or delays in the development of new technology; our collaborators or other third parties we contract with, including with respect to conducting any clinical trial or pre-clinical development efforts, not devoting sufficient time and resources to successfully carry out their duties or meet expected deadlines; our ability to attract and retain qualified personnel and key employees and retain senior management; potential liability exposure with respect to our products; our inability to operate effectively as a stand-alone, publicly traded company;; the availability and price of acceptable raw materials and components from third-party suppliers; difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives; increased competition in the field of regenerative medicine and the financial resources of our competitors; our ability to obtain and maintain intellectual property protection for our device and product candidates; our inability to implement our growth strategy; plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016 or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

Overview

We are a biotechnology company developing bioengineered organ implants based on our novel Cellframe technology. Our Cellframe technology is comprised of a biocompatible scaffold that is seeded with the recipient’s own stem cells. It is being developed to treat life-threatening conditions of the esophagus, trachea or bronchus with the objective of dramatically improving the treatment paradigm for those patients.

We believe that our Cellframe technology will provide surgeons with new ways to address damage to the esophagus, bronchi, and trachea due to cancer, infection, trauma or congenital abnormalities. Products being developed based on our Cellframe technology for those indications are called Cellspan products.

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

Study animals were returned to a solid diet two weeks after implantation surgery. The scaffolds, which are intended to be in place only temporarily, were later retrieved via the animal’s mouth in a non-surgical endoscopic procedure. After 2.5 months, a complete epithelium and other specialized esophagus tissue layers were fully regenerated. Animals in the study demonstrated weight gain and appear healthy and free of any significant side effects, including a few that are now more than 120 days post implantation, and are receiving no specialized care.

On June 28, 2016, we submitted our application with the U.S. Food and Drug Administration seeking orphan drug designation for our Cellspan Esophageal Implants. Orphan drug status would provide market exclusivity in the U.S. for seven years from the date of the product’s approval for marketing. This exclusivity is in addition to any exclusivity we may obtain due to our patents. Additionally, orphan designation provides a waiver of the BLA application fee of $672,000. We also intend to apply for orphan drug designation for our Cellspan esophageal implant in Europe in the near term. Orphan drug status in Europe provides market exclusivity there for ten years from the date of the product’s approval for marketing.

We are now advancing the development of our Cellframe technology, specifically a Cellspan esophageal implant, in collaborative large-animal studies with collaborators. We believe that our recent studies provided sufficient data to initiate Good Laboratory Practice (GLP) studies to demonstrate that our technology, personnel, systems and practices are sufficient for advancing into clinical trials. GLP studies are required to advance to an Investigational New Drug (IND) application with the U.S. FDA, which would seek approval to initiate clinical trials for Biostage Cellspan esophageal implants in humans. Our goal is to complete an IND filing by year-end 2016.

Our products are currently in development and have not yet received regulatory approval for sale anywhere in the world.

On May 12, 2016, we issued 150,000 shares of common stock under the common stock purchase agreement with Aspire Capital Fund, LLC (the “Aspire Purchase Agreement”) in exchange for gross proceeds of $371,000, or $349,000 net of issuance costs. On May 17, 2016, we terminated the Aspire Purchase Agreement. The Aspire Purchase Agreement was terminated without any penalty or cost to us.

On May 19, 2016, we closed on a Securities Purchase Agreement (the “Purchase Agreement”) for the sale of 2,836,880 shares of our common stock at a purchase price of $1.7625 per share and the issuance of warrants to purchase 1,418,440 shares of common stock at an exercise price of $1.7625 per warrant for gross proceeds of $5.0 million. Additionally, we issued to the placement agent warrants to purchase 141,844 shares of common stock to the placement agent for the offering at an exercise price of $1.7625 per warrant. The warrants are initially exercisable commencing November 19, 2016 through their expiration date of May 19, 2021.

We have incurred substantial operating losses since our Company’s inception, and as of June 30, 2016, we have an accumulated deficit of approximately $29.9 million. We expect to continue to incur operating losses and negative cash flows from operations in 2016 and for the foreseeable future. We believe that our cash on hand at June 30, 2016 will be sufficient to meet our obligations through December 31, 2016 and into early 2017. We will need to raise additional funds in 2016 and in future years to fund our operations and we may seek to raise necessary funds in 2016 and 2017 through a combination of public or private equity offerings, debt financings, other financing mechanisms or strategic collaborations and licensing arrangements.

Results of Operations

Components of Operating Loss

Research and development expense. Research and development expense consists of salaries and related expenses, including stock-based compensation, for personnel and contracted consultants and various materials and other costs to develop our new products, primarily: synthetic organ scaffolds, including investigation and development of materials and investigation and optimization of cellularization, and 3D organ bioreactors. Other research and development expenses include the costs of outside service providers and material costs for prototype and test units and outside laboratories and testing facilities performing cell growth and materials experiments, as well as the costs of all other preclinical research and testing including animal studies and expenses related to potential patents. We expense research and development costs as incurred.

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

Changes in fair value of warrant liability, net of issuance costs. Changes in fair value of warrant liability, net of issuance costs, represent the change in the fair value of common stock warrants from the date of issuance to the end of the reporting period during the three and six months ended June 30, 2016 and in subsequent quarterly periods, the change in the fair value of common stock warrants from the date of between each reporting period until the liability is settled. We use the Black-Scholes pricing model to value the related warrant liability. The costs associated with the issuance of the warrants have been recorded as an expense upon issuance.

Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015

Research and Development Expense

Research and development expense increased $0.6 million, to $1.7 million or 59.2% for the three months ended June 30, 2016 compared to $1.1 million for the three months ended June 30, 2015. The increase was primarily due to increased spending on preclinical studies of $0.3 million, outsourced laboratory services of $0.1 million and payroll-related and other expenses totaling $0.2 million.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $2.3 million, or 64.7%, to $1.2 million for the three months ended June 30, 2016 compared with $3.5 million for the three months ended June 30, 2015. The $2.3 million decrease was due primarily to a $2.2 million decrease in non-cash stock-based compensation-related costs related primarily to the departure of our former Chairman and CEO in April 2015, and $0.2 million and $0.1 million in recruiting costs and other costs, respectively. Those decreases were partially offset by a $0.2 million cost increase related to the Company’s name change to Biostage and greater investor communication efforts.

Change in fair value of warrant liability, net of issuance costs

The fair value of the warrant liability decreased $0.3 million, or $0.2 million net of issuance costs of $0.1 million, for the three months ended June 30, 2016, after being initially recorded at $1.2 million in connection with our sale of securities in May 2016.

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015

Research and Development Expense

Research and development expense increased $0.8 million, to $3.0 million or 36.6% for the six months ended June 30, 2016 compared to $2.2 million for the six months ended June 30, 2015. The increase was primarily due to increased spending on preclinical studies of $0.5 million, outsourced laboratory services and consulting of $0.2 million, and internal laboratory costs of $0.1 million.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $2.6 million, or 52.8%, to $2.3 million for the six months ended June 30, 2016 compared with $4.9 million for the six months ended June 30, 2015. The $2.6 million decrease was due primarily to a $ 2.5 million decrease in stock-based compensation costs, related primarily to the departure of our former Chairman and CEO in April 2015, and a $0.2 million decrease in recruiting costs. These decreases were partially offset by $0.2 million of cost related to the Company’s name change to Biostage and greater investor communication efforts.

Change in fair value of warrant liability, net of issuance costs

The fair value of the warrant liability decreased $0.3 million, or $0.2 million net of issuance costs of $0.1 million, for the six months ended June 30, 2016, after being initially recorded at $1.2 million in connection with our sale of securities in May 2016.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity.  We have incurred operating losses since inception, and as of June 30, 2016, we had an accumulated deficit of approximately $29.9 million. We are currently investing significant resources in the development and commercialization of our products for use by clinicians and researchers in the field of regenerative medicine. As a result, we expect to incur operating losses and negative operating cash flow for the foreseeable future.

We believe that our cash at June 30, 2016 will be sufficient to meet our obligations through December 31, 2016 and into early 2017.

We will need to raise additional funds in 2016 and in future years to fund our operations. Cash requirements and cash resource needs will vary significantly depending upon the timing and the financial and other resource needs that will be required to complete ongoing development and pre-clinical and clinical testing of products as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. We will seek to raise necessary funds through a combination of public or private equity offerings, debt financings, other financing mechanisms, or strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all.

Operating activities.  Net cash used in operating activities of $4.1 million for the six months ended June 30, 2016 was primarily a result of our $5.2 million net loss and $0.5 million of cash used for working capital, partially offset by a $0.6 million add-back of non-cash expenses of stock-based compensation and depreciation, net of a favorable change in the fair value of warrant liability.

Net cash used in operating activities of $3.7 million for the six months ended June 30, 2015 reflects our $7.1 million net loss, offset by a $3.2 million add-back of non-cash stock-based compensation expense and a $0.2 million add-back for depreciation. Working capital from December 31, 2015 to June 30, 2015 was essentially unchanged.

Investing activities.  Net cash used in investing activities during the six month periods ended June 30, 2016 and 2015 of $0.2 million and $21 thousand, respectively, reflects cash used for additions to property, plant and equipment.

Financing activities. Net cash generated from financing activities during the six months ended June 30, 2016 of $5.0 million consisted of the net proceeds in the amount of $4.6 million from the issuance 2,836,880 shares of the Company’s common stock at a purchase price of $1.7625 per share and the issuance of warrants to purchase 1,418,440 shares of common stock at an exercise price of $1.7625 per warrant, as well as net proceeds in the amount of $0.4 million from the issuance of 150,000 shares of common stock under the Aspire Purchase Agreement.

Net cash generated from financing activities during the six months ended June 30, 2015 of $8.6 million consisted of the net proceeds from the issuance of convertible preferred stock and shares of our common stock.

Recent Authoritative Accounting Guidance

In August 2014, the FASB issued ASU No. 2014-15, “ Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”  to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. This update is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company has not adopted ASU 2014-15 and we do not expect the adoption to have a significant impact on our consolidated financial statements or related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and policy elections on the impact for forfeitures. ASU 2016-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. We are in the process of evaluating the impact of ASU 2016-09 on our consolidated financial statements.

Critical Accounting Policies and Estimates

The critical accounting policies and estimates underlying the accompanying unaudited consolidated financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on March 30, 2016, and additionally the following accounting policy for warrants.

Warrant Accounting

The Company classifies a warrant to purchase shares of its common stock as a liability on its consolidated balance sheets as this warrant is a free-standing financial instrument that may require the Company to transfer consideration upon exercise. The warrant was initially recorded at fair value on date of grant using the Black-Scholes model and net of issuance costs, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

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

Item 4.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016.   Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Following the consummation of the Offering payments were made in the ordinary course of business to officers for salaries. No other payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. Through June 30, 2016, we had used $8.2 million of the net proceeds of the Offering, of which we used approximately $4.5 million for research and development, including funding preclinical efforts relating to bioengineered organs, approximately $3.4 million to fund selling, general and administrative costs of operations and $0.3 million to purchase and install laboratory equipment.

Item 6.     Exhibits

Exhibit Index
4.1(1)	Form of Warrant

10.1(1)	Form of Securities Purchase Agreement.

10.2(1)	Engagement Letter between Biostage, Inc. and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, dated as of May 15, 2016.

10.3(2)	Amendment to Engagement Letter between Biostage, Inc. and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, dated May 18, 2016.

31.1+	Certification of Chief Financial Officer of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on May 16, 2016) and incorporated by reference thereto.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on May 29, 2016) and incorporated by reference thereto.

+	Filed herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: August 11, 2016

BIOSTAGE, INC.

By:	/s/ James McGorry
James McGorry
President and Chief Executive Officer

By:	/s/ Thomas McNaughton
Thomas McNaughton
Chief Financial Officer

INDEX TO EXHIBITS

4.1(1)	Form of Warrant

10.1(1)	Form of Securities Purchase Agreement.

10.2(1)	Engagement Letter between Biostage, Inc. and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, dated as of May 15, 2016.

10.3(2)	Amendment to Engagement Letter between Biostage, Inc. and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC, dated May 18, 2016.

31.1+	Certification of Chief Financial Officer of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on May 16, 2016) and incorporated by reference thereto.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on May 29, 2016) and incorporated by reference thereto.

+	Filed herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

