Form 10-Q
period 2016-09-30
Biostage, Inc.
filed 2016-11-10
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of November 9, 2016, there were 17,108,968 shares of common stock, par value $0.01 per share, outstanding

Biostage Inc.,

(formerly, Harvard Apparatus Regenerative Technology, Inc.)

Form 10-Q

For the Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash	$6,006	$7,456
Accounts receivable	66	21
Inventory	41	75
Prepaid expenses	96	330

Total current assets	6,209	7,882
Property, plant and equipment, net	988	1,074

Total assets	$7,197	$8,956

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$803	$357
Accrued and other current liabilities	762	297
Warrant liability	846	-

Total current liabilities	2,411	654

Total liabilities	$2,411	$654

Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.01 par value: 1,000,000 shares authorized; 695,857 shares issued and none outstanding	-	-
Common stock, $0.01 par value; 30,000,000 shares authorized and 17,108,968 and 14,101,395 shares issued and outstanding, respectively	171	141
Additional paid-in capital	37,599	32,908
Accumulated deficit	(32,976)	(24,739)
Accumulated other comprehensive loss	(8)	(8)

Total stockholders’ equity	4,786	8,302

Total liabilities and stockholders’ equity	$7,197	$8,956

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015

Revenues	$26	$37	$54	$110
Cost of revenues	13	18	57	55
Gross profit (deficit)	13	19	(3)	55

Operating expenses:
Research and development	2,225	1,269	5,279	3,504
Selling, general and administrative	937	1,042	3,261	5,962
Total operating expenses	3,162	2,311	8,540	9,466

Operating loss	(3,149)	(2,292)	(8,543)	(9,411)

Other income (expense):
Change in fair value of warrant liability, net of issuance costs of $129	96	-	306	-
Other expense	-	-	-	(3)
	96	-	306	(3)

Loss before income taxes	(3,053)	(2,292)	(8,237)	(9,414)
Income taxes	-	-	-	-

Net loss	$(3,053)	$(2,292)	$(8,237)	$(9,414)

Basic and diluted net loss per share	$(0.18)	$(0.19)	$(0.53)	$(0.91)
Weighted average common shares, basic and diluted	17,107	11,974	15,585	10,395

Comprehensive loss:
Net loss	$(3,053)	$(2,292)	$(8,237)	$(9,414)
Foreign currency translation adjustments	-	-	-	(8)
Total comprehensive loss	$(3,053)	$(2,292)	$(8,237)	$(9,422)

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(8,237)	$(9,414)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Share-based compensation expense	1,027	3,612
Depreciation	340	347
Change in fair value of warrant liability, net of issuance costs of $129	(306)	-
Changes in operating assets and liabilities:
Related party receivables, net	-	11
Accounts receivable	(45)	(54)
Inventories	34	63
Prepaid expenses	234	235
Accounts payable	418	(150)
Accrued and other current liabilities	465	(212)

Net cash used in operating activities	(6,070)	(5,562)

Cash flows from investing activities
Additions to property and equipment	(225)	(175)
Net cash used in investing activities	(225)	(175)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	4,496	-
Proceeds from issuance of common stock, net of issuance costs	349	3,314
Proceeds from issuance of convertible preferred stock, net of issuance costs	-	5,357

Net cash provided by financing activities	4,845	8,671

Effect of foreign exchange rates on cash	-	(8)

Net increase (decrease) in cash	(1,450)	2,926
Cash at beginning of period	7,456	5,272
Cash at end of period	$6,006	$8,198
Supplemental disclosure of cash flow information and non-cash investing and financing activities:

Equipment purchases included in accounts payable	$28	$-
Grant date fair value of warrants issued to placement agent	$116	$-

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

The Company applied the two-class method to calculate basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2016, as its warrants to purchase common stock are participating securities.

The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a net loss position for the three and nine months ended September 30, 2016 and warrant holders do not participate in losses.

Basic and diluted shares outstanding are the same for each period presented as all common stock equivalents would be antidilutive due to the net losses incurred.

Reclassification

Sales and marketing expenses of $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively, have been reclassified to selling, general and administrative expenses to conform to the 2016 presentation.

Unaudited Interim Financial Information

The accompanying interim balance sheet as of September 30, 2016 and consolidated interim statements of operations and comprehensive loss and cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2016 and its results of operations and cash flows for the nine months ended September 30, 2016 and 2015.  The financial data and other information disclosed in these notes related to the three month period ended September 30, 2016 and 2015 are unaudited. The results for the nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods or any future year or period.

2. Summary of Significant Accounting Policies and Recently Issued Accounting Pronouncements

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, and additionally the following accounting policy for warrants issued during the nine months ended September 30, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and policy elections on the impact for forfeitures. ASU 2016-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018.  The Company has not adopted ASU 2016-09 and does not expect the adoption to have a significant impact on the Company’s consolidated financial statements or related disclosures.

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

During 2015, all outstanding shares of Series B were converted to common stock, including 205,279 shares of Series B which were converted into 1,026,395 shares of common stock during the nine months ended September 30, 2015.

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

Liquidity

The Company has incurred substantial operating losses since its inception, and as of September 30, 2016 has an accumulated deficit of approximately $33.0 million. The Company expects to continue to incur operating losses and negative cash flows from operations in 2016 and in future years. Management believes that the Company’s cash at September 30, 2016 will be sufficient to meet the Company’s obligations through December 31, 2016 and into early 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds in future periods to fund its operations. Cash requirements and cash resource needs will vary significantly depending upon the timing and the financial and other resource needs that will be required to complete ongoing development and pre-clinical and clinical testing of products as well as regulatory efforts and collaborative arrangements necessary for the Company’s products that are currently under development. The Company will seek to raise necessary funds through a combination of publicly or private equity offerings, debt financings, other financing mechanisms, or strategic collaborations and licensing arrangements. The Company may not be able to obtain additional financing on terms favorable to us, if at all.

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

During the year ended December 31, 2015, the Company had no assets or liabilities requiring fair value measurements. As discussed in Note 3, on May 19, 2016, the Company closed on the Purchase Agreement for the sale by the Company of shares of the Company’s common stock and the issuance of warrants to purchase 1,418,440 shares of common stock at an exercise price of $1.7625 per warrant. Additionally, the Company issued the placement agent warrants to purchase 141,844 shares of Common Stock at an exercise price of $1.7625 per warrant. The warrants are initially exercisable commencing November 19, 2016 through their expiration date of May 19, 2021. The liability associated with those warrants was initially recorded at fair value in the Company’s consolidated balance sheet upon issuance, and subsequently re-measured each fiscal quarter. The changes in the fair value between issuance and September 30, 2016 recorded as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss.

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

The Company has re-measured the liability to estimated fair value at September 30, 2016, using the Black-Scholes option pricing model with the following assumptions:

September 30, 2016
Risk-free interest rate	1.18%
Expected volatility	73.8%
Expected term	5.2 years
Expected dividend yield	0%

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

	Fair Value Measurement as of September 30, 2016
	(In thousands)
	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$846	$846
Total	$-	$-	$846	$846

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016:

Warrant Liability
(in thousands)
Balance at December 31, 2015	$-
Issuance of warrants	1,281
Change in fair value upon re-measurement	(435)
Balance at September 30, 2016	$846

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

From inception through April 17, 2015, Harvard Bioscience was considered to be a related party to the Company because David Green, the Company’s former Chairman and CEO, was also a director of Harvard Bioscience. After Mr. Green’s April 17, 2015 resignation as Chairman and CEO of the Company, Harvard Bioscience is no longer considered a related party. Mr. Green service on the Company’s board of directors ended on May 26, 2016 but Mr. Green remains a member of the Board of Directors of Harvard Bioscience. Related party rent expenses with Harvard Bioscience for the period of January 1, 2015 through September 30, 2015, were $51,000.

During the nine months ended September 30, 2015, the Company recognized $165,000 in recruiting expense related to professional search fees to RobinsonButler, an executive recruiting consultancy firm where Tom Robinson, a member of the Company’s Board of Directors, is a partner. RobinsonButler was retained by the Company’s Board of Directors to complete the search for the Company’s CEO and President.

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

The Company has granted options to purchase common stock and restricted stock units under the Plan. Stock option activity during the nine months ended September 30, 2016 was as follows:

	Amount	Weighted-average exercise price

Outstanding at December 31, 2015	3,253,118	$3.29
Granted	915,000	1.58
Canceled	(288,817)	3.69
Outstanding at September 30, 2016	3,879,301	$2.86

6. Stock-Based Compensation (continued)

The Company uses the Black- Scholes model to value its stock options. Weighted average estimated value of stock options granted using the Black-Scholes model during the nine months ended September 30, 2016 was $1.04. The weighted average assumptions for valuing those options granted were as follows:

Expected volatility	74.26%
Expected dividends	0.00%
Expected term in years	6.13
Risk-free rate	1.50%

There was no material restricted stock unit activity during the nine months ended September 30, 2016.

The Company recorded total stock-based compensation during the three and nine months ended September 30 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)

Research and development	$198	$182	$535	$555
General and administrative	164	246	492	3,057
Total stock-based compensation	$362	$428	$1,027	$3,612

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

In May 2016, we reported an update of recent results from pre-clinical large-animal studies. We disclosed that the study has demonstrated in a predictive large-animal model the ability of Biostage Cellspan organ implants to successfully stimulate the regeneration of sections of esophagus that had been surgically removed for the study. Cellspan esophageal implants, consisting of a proprietary biocompatible synthetic scaffold seeded with the recipient animal’s own stem cells, were surgically implanted in place of the esophagus section that had been removed.

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

In June 2016, we submitted our application with the U.S. Food and Drug Administration, or the FDA, seeking orphan drug designation for our Cellspan Esophageal Implants. Orphan drug status would provide market exclusivity in the U.S. for seven years from the date of the product’s approval for marketing. This exclusivity is in addition to any exclusivity we may obtain due to our patents. Additionally, orphan designation provides a waiver of the BLA application fee of $672,000. We also intend to apply for orphan drug designation for our Cellspan esophageal implant in Europe in the near term. Orphan drug status in Europe provides market exclusivity there for ten years from the date of the product’s approval for marketing.

We are now advancing the development of our Cellframe technology, specifically a Cellspan esophageal implant, in collaborative large-animal studies with collaborators. We believe that our recent studies provided sufficient data to initiate Good Laboratory Practice (GLP) studies to demonstrate that our technology, personnel, systems and practices are sufficient for advancing into clinical trials. GLP studies are required to advance to an Investigational New Drug (IND) application with the FDA, which would seek approval to initiate clinical trials for Biostage Cellspan esophageal implants in humans.

In October 2016, we announced a regulatory update following our planned pre-Investigational New Drug, or IND, meeting with the FDA, for the advancement of our lead product candidate, Cellspan Esophageal Implant, into human clinical studies. We now expect to file an IND application with the FDA in the third quarter of 2017 based on our election to extend the duration of our ongoing GLP animal studies following the feedback provided by the FDA.

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

We have incurred substantial operating losses since our Company’s inception, and as of September 30, 2016, we have an accumulated deficit of approximately $33.0 million. We expect to continue to incur operating losses and negative cash flows from operations in 2016 and for the foreseeable future. We believe that our cash on hand at September 30, 2016 will be sufficient to meet our obligations through December 31, 2016 and into early 2017. We will need to raise additional funds in future periods to fund our operations and we may seek to raise necessary funds in 2016 and 2017 through a combination of public or private equity offerings, debt financings, other financing mechanisms or strategic collaborations and licensing arrangements.

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

Changes in fair value of warrant liability, net of issuance costs. Changes in fair value of warrant liability, net of issuance costs, represent the change in the fair value of common stock warrants from the date of issuance to the end of the reporting period during the three and nine months ended September 30, 2016 and in subsequent quarterly periods, the change in the fair value of common stock warrants from the date of between each reporting period until the liability is settled. We use the Black-Scholes pricing model to value the related warrant liability. The costs associated with the issuance of the warrants have been recorded as an expense upon issuance.

Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015

Research and Development Expense

Research and development expense increased $0.9 million, to $2.2 million or 75.3% for the three months ended September 30, 2016 compared to $1.3 million for the three months ended September 30, 2015. The increase was primarily due to increased spending on preclinical studies of $0.5 million, outsourced laboratory services of $0.1 million and payroll-related and other expenses totaling $0.3 million.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $0.1 million, or 10.1% to $0.9 million for the three months ended September 30, 2016 compared with $1.0 million for the three months ended September 30, 2015, primarily due to lower sales and marketing compensation costs.

Change in fair value of warrant liability, net of issuance costs

The fair value of the warrant liability decreased $0.1 million for the three months ended September 30, 2016 compared to its fair value at June 30, 2016.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

Research and Development Expense

Research and development expense increased $1.8 million, to $5.3 million, or 50.7%, for the nine months ended September 30, 2016 compared to $3.5 million for the nine months ended September 30, 2015. The increase was primarily due to increased spending on preclinical studies of $1.0 million, laboratory services and consulting of $0.3 million, $0.1 million for laboratory supplies and $0.4 million of other research and development expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $2.7 million, or 45.3% to $3.3 million for the nine months ended September 30, 2016 compared with $6.0 million for the nine months ended September 30, 2015. The decrease was due to a $2.6 million decrease in stock-based compensation costs, related primarily to the departure of our former Chairman and CEO in April 2015.

Change in fair value of warrant liability, net of issuance costs

The fair value of the warrant liability decreased $0.4 million, or $0.3 million net of issuance costs of $0.1 million, for the nine months ended September 30, 2016, after being initially recorded at $1.3 million in connection with our sale of securities in May 2016.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity.  We have incurred operating losses since inception, and as of September 30, 2016, we had an accumulated deficit of approximately $33.0 million. We are currently investing significant resources in the development and commercialization of our products for use by clinicians and researchers in the field of regenerative medicine. As a result, we expect to incur operating losses and negative operating cash flow for the foreseeable future.

We believe that our cash at September 30, 2016 will be sufficient to meet our obligations through December 31, 2016 and into early 2017.

We will need to raise additional funds in future periods to fund our operations. Cash requirements and cash resource needs will vary significantly depending upon the timing and the financial and other resource needs that will be required to complete ongoing development and pre-clinical and clinical testing of products as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. We will seek to raise necessary funds through a combination of public or private equity offerings, debt financings, other financing mechanisms, or strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all.

Operating activities.  Net cash used in operating activities of $6.1 million for the nine months ended September 30, 2016 was primarily a result of our $8.2 million net loss offset by $1.0 million of cash provided by working capital and $1.1 million add-back of non-cash expenses of stock-based compensation and depreciation, net of a favorable change in the fair value of warrant liability.

Net cash used in operating activities of $5.6 million for the nine months ended September 30, 2015 reflected our $9.4 million net loss and $0.1 million of cash used for working capital offset by a $3.6 million add-back of non-cash stock-based compensation expense and a $0.3 million add-back for depreciation.

Investing activities.  Net cash used in investing activities during each of the nine month periods ended September 30, 2016 and 2015 of $0.2 million reflects cash used for additions to property, plant and equipment.

Financing activities. Net cash generated from financing activities during the nine months ended September 30, 2016 of $5.0 million consisted of the net proceeds in the amount of $4.5 million from the issuance of 2,836,880 shares of the Company’s common stock at a purchase price of $1.7625 per share and the issuance of warrants to purchase 1,418,440 shares of common stock at an exercise price of $1.7625 per warrant, as well as net proceeds in the amount of $0.4 million from the issuance of 150,000 shares of common stock under the Aspire Purchase Agreement.

Net cash generated from financing activities during the nine months ended September 30, 2015 of $8.7 million consisted of the net proceeds from the issuance of convertible preferred stock and shares of our common stock.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and policy elections on the impact for forfeitures. ASU 2016-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. The Company has not adopted ASU 2016-09 and we do not expect the adoption to have a significant impact on our consolidated financial statements or related disclosures.

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

Item 4.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016.   Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Following the consummation of the Offering payments were made in the ordinary course of business to officers for salaries. No other payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. Through September 30, 2016, we had used all $8.6 million of the net proceeds of the Offering, of which we used approximately $4.8 million for research and development, including funding preclinical efforts relating to bioengineered organs, approximately $3.5 million to fund selling, general and administrative costs of operations and $0.3 million to purchase and install laboratory equipment.

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

Date: November 10, 2016

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

