Form 10-Q
period 2017-06-30
Biostage, Inc.
filed 2017-08-14
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☒  YES        ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         ☒  YES        ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2017, there were 38,933,865 shares of common stock, par value $0.01 per share, outstanding

Biostage Inc.,

(formerly, Harvard Apparatus Regenerative Technology, Inc.)

Form 10-Q

For the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash	$3,424	$2,941
Accounts receivable	-	42
Prepaid expenses	178	291
Other current assets	97	212

Total current assets	3,699	3,486
Property, plant and equipment, net	957	1,065

Total assets	$4,656	$4,551

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$687	$962
Accrued and other current liabilities	1,164	1,210
Warrant liabilities	1,525	605

Total current liabilities	3,376	2,777

Total liabilities	$3,376	$2,777

Stockholders’ equity:
Undesignated Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Series B convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; 695,857 shares issued and none outstanding	-	-
Common stock, $0.01 par value; 120,000,000 shares and 60,000,000 shares authorized as of June 30, 2017 and December 31, 2016, respectively, and 37,116,570 and 17,108,968 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	371	171
Additional paid-in capital	44,671	37,921
Accumulated deficit	(43,762)	(36,318)

Total stockholders’ equity	1,280	1,774

Total liabilities and stockholders’ equity	$4,656	$4,551

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016

Revenues	$-	$28	$-	$28
Cost of revenues	-	44	-	44
Gross profit (deficit)	-	(16)	-	(16)

Operating expenses:
Research and development	2,688	1,676	4,757	3,054
Selling, general and administrative	1,039	1,230	2,018	2,324
Total operating expenses	3,727	2,906	6,775	5,378

Operating loss	(3,727)	(2,922)	(6,775)	(5,394)

Other income (expense):
Change in fair value of warrant liability	124	210	(669)	210
Other expense	-	-	-	-
	124	210	(669)	210

Loss before income taxes	(3,603)	(2,712)	(7,444)	(5,184)
Income taxes	-	-	-	-

Net loss	$(3,603)	$(2,712)	$(7,444)	$(5,184)

Basic and diluted net loss per share	$(0.10)	$(0.17)	$(0.23)	$(0.35)
Weighted average common shares, basic and diluted	37,117	15,535	32,143	14,822

Comprehensive loss:
Net loss	$(3,603)	$(2,712)	$(7,444)	$(5,184)
Foreign currency translation adjustments	-	-	-	-
Total comprehensive loss	$(3,603)	$(2,712)	$(7,444)	$(5,184)

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(7,444)	$(5,184)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Share-based compensation expense	397	665
Depreciation	236	224
Change in fair value of warrant liability	669	(210)
Changes in operating assets and liabilities:
Accounts receivable	42	(19)
Inventories	-	28
Prepaid expenses and other current assets	228	174
Accounts payable	(275)	230
Accrued and other current liabilities	(46)	108

Net cash used in operating activities	(6,193)	(3,984)

Cash flows from investing activities
Additions to property and equipment	(125)	(217)
Net cash used in investing activities	(125)	(217)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	6,801	4,496
Proceeds from issuance of common stock, net of issuance costs	-	349

Net cash provided by financing activities	6,801	4,845

Net increase in cash	483	644
Cash at beginning of period	2,941	7,456
Cash at end of period	$3,424	$8,100
Supplemental disclosure of cash flow information and non-cash investing and financing activities:

Fair value of warrant liability reclassified to additional paid-in capital	$3,150	$-
Fair value of warrants issued in connection with issuance of common stock	$3,787	$-
Equipment purchases included in accounts payable	$-	$9
Fair value of warrants issued to placement agent	$-	$116

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview and Basis of Presentation

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2017 and consolidated interim statements of operations and comprehensive loss and cash flows for the three and six months ended June 30, 2017 and 2016 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2017 and its results of operations and cash flows for the three and six month periods ended June 30, 2017 and 2016.  The financial data and other information disclosed in these notes related to the three and six month periods ended June 30, 2017 and 2016 are unaudited. The results for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017, any other interim periods or any future year or period.

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

On December 15, 2015, the Company entered into a common stock purchase agreement (the “Aspire Capital Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”), under which Aspire Capital was committed to purchase up to an aggregate of $15.0 million of the Company’s common stock over the approximately thirty month term of the Aspire Capital Purchase Agreement. In consideration for entering into the Aspire Capital Purchase Agreement, concurrently with the execution of the Aspire Capital Purchase Agreement, the Company issued Aspire Capital 150,000 shares of common stock as a commitment fee.

Upon execution of the Aspire Capital Purchase Agreement, the Company sold to Aspire Capital 500,000 shares of common stock at $2.00 per share, which resulted in net proceeds of approximately $0.9 million.

On May 12, 2016, the Company issued 150,000 shares of common stock under the Aspire Capital Purchase Agreement in exchange for gross proceeds of $0.37 million, or $0.35 million net of issuance costs. On May 17, 2016, the Company terminated the Aspire Capital Purchase Agreement without any penalty or cost.

Capital Commitment

On June 26, 2017, the Company entered into a binding Memorandum of Understanding (the “MOU”) with First Pecos, LLC (“First Pecos”), pursuant to which the Company will issue to First Pecos in a private placement (the “Private Placement”) 9,700,000 shares of its common stock at a purchase price of $0.315 per share or, to the extent First Pecos, following the transaction, would own more than 19.9% of the Company’s common stock, shares of a new class of preferred stock of the Company (the “Preferred Stock”) with a per-share purchase price of $1,000.

Additionally, First Pecos will receive warrants (the “Warrants”) to purchase 9,700,000 shares of the Company’s common stock or, to the extent First Pecos would own more than 19.9% of the Company’s common stock, shares of Preferred Stock. The Warrants will have an exercise price of $0.315 per share and will not be exercisable until six months after the closing of the Private Placement.

Under the Private Placement, the Preferred Stock will bear a cumulative annual dividend of 15%, compounding annually, and will be senior to all of the Company’s other common stock, but will generally not have any voting rights. Following approval by the Company’s stockholders, the Preferred Stock will automatically convert into shares of the Company’s common stock. The Company agreed to include a proposal for such stockholder approval in the definitive proxy statement for its 2018 annual meeting of stockholders and, if not approved at such meeting, will seek approval from its stockholders every six months thereafter.

In connection with the Private Placement, First Pecos agreed to serve as a backstopping party with respect to two pro rata rights offerings with aggregate gross proceeds of up to $14.0 million that the Company may elect to conduct within 24 months following the closing of the Private Placement. Additionally, the Company has agreed to grant board representation and nomination rights to First Pecos that will be proportional to the percentage of the Company’s common stock owned by First Pecos and its affiliates.

The Private Placement is conditioned on satisfaction of customary closing conditions and on the Company terminating its Shareholder Rights Plan, and must be consummated on or prior to August 15, 2017. The definitive agreements relating to the Private Placement will include customary representations, warranties and covenants. The Company agreed to file a resale registration statement promptly after the closing of the Private Placement to register the resale of the shares of common stock issued in the Private Placement.

The MOU is intended to be binding upon both the Company and First Pecos. In the event that the Company fails to perform any of its obligations under the MOU or otherwise breaches the MOU, subject to certain exceptions, First Pecos may terminate the MOU, and the Company must pay a termination fee of $0.5 million.

Nasdaq Compliance

The Company had been operating under a grace period from November 18, 2016 through May 17, 2017 with respect to non-compliance of the listing requirements on Nasdaq. The Company then requested a hearing with the Nasdaq Hearings Panel (the “Panel”), and on June 29, 2017, presented its plan to regain compliance with the Nasdaq listing requirements, including Listing Rule 5550(a)(2), which requires an issuer to maintain a closing bid price of at least $1.00 per share, and Listing Rule 5550(b)(1), which requires minimum stockholders’ equity of $2.5 million. The Panel accepted the Company’s plan and continued listing is subject to a number of conditions, with the Panel’s decision ultimately requiring that the Company evidence full compliance with all requirements for continued listing on The Nasdaq Capital Market, including the minimum bid price and stockholders’ equity requirements, by no later than November 13, 2017.

3.	Capital Stock, Financing and Liquidity (continued)

Other

On April 26, 2017, the Company’s stockholders approved the following proposals at the Company’s Annual Meeting of Shareholders:

•	An amendment of the Company’s 2013 Equity Incentive Plan to increase the number of shares of the Company’s common stock available for issuance pursuant to the 2013 Plan by 4,000,000 shares; and

•	An amendment of the Company’s charter to effect a reverse stock split of the shares of the Company’s common stock at a ratio of not less than 1-for-2 and not greater than 1-for-20, with the exact ratio of, effective time of and decision whether or not to implement a reverse stock split to be determined by the Company’s board of directors. There has been no decision by the Company’s board of directors as to whether to implement a reverse stock split as of June 30, 2017.

Liquidity

The Company has incurred substantial operating losses since its inception, and as of June 30, 2017 has an accumulated deficit of approximately $43.8 million. The Company is currently investing significant resources in development and commercialization of products for use by clinicians in the field of regenerative medicine. The Company expects to continue to incur operating losses and negative cash flows from operations for the remainder of 2017 and in future years. The Company believes that its cash at June 30, 2017 will be sufficient to meet the Company’s obligations through the third quarter of 2017. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, upon the expected closing of the financing arrangement with First Pecos, as described above, $3.1 million of gross proceeds will be received at closing, and First Pecos is committed to providing a backstop for up to two subsequent rights offerings to generate additional proceeds of up to $14 million.

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

Due to the cash put provision with the warrant agreement, which could be enacted in certain change in control events, a liability associated with those warrants was initially recorded at fair value in the Company’s consolidated balance sheets upon issuance, and subsequently re-measured each fiscal quarter. The changes in the fair value between issuance and the end of each reporting period is recorded as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss.

During the month of June 2017, warrant holders of 16,568,846 warrants agreed to the modification of the terms of their warrants, which resulted in placing all situations that would allow the warrant holder to put the warrant for cash fully in control of the Company. As a result of the modification, the warrants are no longer liability classified and do not need to be re-measured. Therefore, immediately before the modification, these warrants were re-measured to fair value and income of $0.4 million was recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. These modifications resulted in the $3.2 million fair value of those warrants being reclassified from Warrant Liabilities to Additional Paid in Capital. The remaining 5,991,438 warrants will continue to be re-measured at each reporting period as long as they are outstanding and un-modified.

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

4.	Fair Value Measurements (continued)

The Company has re-measured the liability to estimated fair value at inception, prior to modification and at each reporting date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Assumptions for estimating fair value of warrants modified in	Assumptions for estimating fair value on reporting dates of
	June 2017	June 30, 2017	December 31, 2016
Risk-free interest rate	1.77%	1.88	1.93%
Expected volatility	82.4%	82.4	72.7%
Expected term (in years)	4.6	4.6	4.9
Expected dividend yield	-	-	-
Exercise price	$0.50	$0.51	$1.76
Market value of common stock	$0.33	$0.41	$0.89
Warrants to purchase shares of common stock	16,568,846	5,991,438	1,560,284

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Fair Value Measurement as of June 30, 2017
	(In thousands)
	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$1,525	$1,525
Total	$-	$-	$1,525	$1,525

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Fair Value Measurement as of December 31, 2016
	(In thousands)
	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$605	$605
Total	$-	$-	$605	$605

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2017:

Warrant Liability
(in thousands)
Balance at December 31, 2016	$605
Issuance of warrants	3,787
Change in fair value upon re-measurement	283
Reclassification of warrant liability to additional paid in capital	(3,150)
Balance at June 30, 2017	$1,525

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

The Company has granted options to purchase common stock and restricted stock units (RSUs) under the Plan. Stock option and restricted stock unit activity during the six months ended June 30, 2017 was as follows:

	Stock Options		Restricted Stock Units
	Amount	Weighted-average exercise price	Amount	Weighted -average grant date fair value

Outstanding at December 31, 2016	3,877,681	$2.81	268	$6.00
Granted	1,706,500	0.39	404,750	0.38
Vested (RSUs)	-	-	268	6.00
Canceled	(313,615)	2.51	-	-
Outstanding at June 30, 2017	5,270,566	$2.04	404,750	$0.38

6.	Stock-Based Compensation (continued)

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing the options granted during the six months ended June 30, 2017 were as follows:

Expected volatility	78.23%
Expected dividends	0.00%
Expected term	6.26	years
Risk-free rate	2.27%

The Company recorded equity-based compensation expense in the following expense categories of its consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)

Research and development	$111	$180	$182	$337
General and administrative	95	138	215	328
Total stock-based compensation	$206	$318	$397	$665

Included in the above table for 2016 is stock-based compensation related to the Harvard Bioscience Plan, which is described below. There is no expense related to the Harvard Bioscience Plan in 2017.

Harvard Bioscience Stock Option and Incentive Plan

Harvard Bioscience maintains the Third Amended and Restated 2000 Stock Option and Incentive Plan (as amended, the “Harvard Bioscience Plan”) for the benefit of certain of its officers, directors and employees. In connection with the Separation, those employees of Harvard Bioscience who became employees of Biostage were allowed to continue vesting in their stock-based awards of stock options and restricted stock units granted under the Harvard Bioscience Plan. Accordingly, the Company recognized compensation expense as services were provided by those employees through the time of their vesting. All stock-based awards granted to Biostage employees were fully vested as of January 1, 2017.

7.	Commitments and Contingencies

On April 14, 2017, representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts, against the Company and other defendants, including Harvard Bioscience, as well as another third party. The complaint seeks payment for an unspecified amount of damages and alleges that the plaintiff sustained terminal injuries allegedly caused by products, including synthetic trachea scaffolds and bioreactors, provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in 2012 and 2013. This complaint relates to the Company’s first generation trachea scaffold technology for which the Company discontinued development in 2014, and not to the Company’s current Cellframe technology and its lead development product candidate, the Cellspan esophageal implant. The litigation is at an early stage and the Company intends to vigorously defend this case. While the Company believes that such claim is without merit, the Company is unable to predict the ultimate outcome of such litigation. In accordance with a separation and distribution agreement between Harvard Bioscience and the Company relating to the Separation, the Company would be required to indemnify Harvard Bioscience against losses that Harvard Bioscience may suffer as a result of this litigation. The Company has contacted its liability insurance carriers to request defense and indemnification of any losses incurred in connection with this lawsuit.

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the above matter, there are no such matters pending that the Company expects to be material in relation to its business, financial condition, and results of operations or cash flows.

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

We believe that our Cellframe technology will provide surgeons with new ways to address damage to the esophagus, bronchus, and trachea due to congenital abnormalities, cancer, infection or trauma. Products being developed based on our Cellframe technology for those indications are called Cellspan products.

We announced favorable preliminary pre-clinical results of large-animal studies for the esophagus, trachea and bronchus in November 2015. Since then, the Cellspan esophageal implant product candidates have been our lead development product candidates. We are pursuing two development programs that address conditions of the esophagus: esophageal atresia in pediatric patients and esophageal cancer in adult patients. Our Cellspan esophageal product candidates are each intended to provide a surgical solution to stimulate regeneration of a segment of the esophagus missing due to a congenital abnormality or following surgical removal to establish or reestablish the organ’s continuity and integrity.

Approximately one in 2,500 babies in the U.S. is born with esophageal atresia, a congenital condition where the child’s esophagus is underdeveloped and does not extend completely from the mouth to the stomach. When a long segment of the esophagus is lacking, the current standard of care is a series of surgical procedures where surgical sutures are applied to both ends of the esophagus in an attempt to stretch them together so they can be connected at a later date. This process can take weeks and the procedure is plagued by serious complications and may carry high rates of failure. Such approach also requires, in time, at least two separate surgical interventions. Other options include the use of the child’s stomach that would be pulled up, or a piece of the patient’s intestine that would be moved to the gap, to allow a connection to the mouth. We are working to develop a Cellspan esophageal implant product candidate to address newborns’ esophageal atresia, to provide a simpler, more effective and potentially organ-sparing solution.

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

In October 2016, we announced a regulatory update following our planned pre-Investigational New Drug, or pre-IND, meeting with the FDA, for the advancement of our lead product candidate, a Cellspan Esophageal Implant to be used to stimulate esophageal regeneration following surgery to address esophageal cancer in adults, into human clinical studies. We subsequently announced our expectation to file an IND application with the FDA in the third quarter of 2017 based on our election to extend the duration of our ongoing GLP animal studies following the feedback provided by the FDA.

On August 7, 2017, we announced the use of our Cellspan Esophageal Implant product candidate in a patient at a major U.S. hospital via an FDA-approved single-use expanded access application. The implant was surgically implanted in May 2017 into a 75-year old male patient with a life-threatening cancerous mass in his chest. The portion of the esophagus affected by the cancer was removed and the Cellspan Esophageal Implant was utilized to reconstruct the esophagus. The patient remains alive three months after the surgery.

In August 2017, we announced that we are reprioritizing our product development program based on greatest unmet medical need, analysis of existing surgical options, and physician validation. We believe that, of our two current programs, the Cellspan Esophageal Implant program to treat pediatric esophageal atresia provides a shorter time to a commercial product and the greater overall potential value. We also believe that the pediatric esophageal atresia program needs to advance in the first position with the FDA to ensure eligibility for the pediatric rare disease accelerated review voucher program. Receipt of such a voucher, if achieved, could potentially provide significant value to the company in the future. As a result, we are elevating the pediatric program to our lead program. We will continue to advance the Cellspan Esophageal Implant adult program, but will not file an IND for that product candidate at this time.

Our products are currently in development and have not yet received regulatory approval for sale anywhere in the world.

On February 10, 2017, we completed a public offering of 20,000,000 shares of common stock at a purchase price of $0.40 per share and the issuance of warrants to purchase 20,000,000 shares of common stock at an exercise price of $0.50 per warrant for gross proceeds of $8.0 million and net proceeds of $6.8 million. Additionally, we issued warrants to purchase 1,000,000 shares of common stock to the placement agent for the offering at an exercise price of $0.40 per warrant. None of those warrants had been exercised as of June 30, 2017. However, if in the future the stock’s market price were to increase and market conditions were such that all of the above-mentioned 21,000,000 warrants were to be exercised, then such exercises could provide approximately $7.8 million of cash proceeds to the Company, net of issuance costs.

On June 26, 2017, the Company entered into a binding Memorandum of Understanding (the “MOU”) with First Pecos, LLC (“First Pecos”), pursuant to which the Company will issue to First Pecos in a private placement (the “Private Placement”) 9,700,000 shares of its common stock at a purchase price of $0.315 per share or, to the extent First Pecos, following the transaction, would own more than 19.9% of the Company’s common stock, shares of a new class of preferred stock of the Company (the “Preferred Stock”) with a per-share purchase price of $1,000. Additionally, First Pecos will receive warrants (the “Warrants”) to purchase 9,700,000 shares of the Company’s common stock (or, to the extent First Pecos would more than 19.9% of the Company’s common stock, shares of Preferred Stock). The Warrants will have an exercise price of $0.315 per share and will not be exercisable until six months after the closing of the Private Placement.

In connection with the Private Placement, First Pecos agreed to serve as a backstopping party with respect to two pro rata rights offerings with aggregate gross proceeds of up to $14.0 million that the Company may elect to conduct within 24 months following the closing of the Private Placement. Additionally, the Company has agreed to grant board representation and nomination rights to First Pecos that will be proportional to the percentage of the Company’s common stock owned by First Pecos and its affiliates.

The Private Placement is conditioned on satisfaction of customary closing conditions and on the Company terminating its Shareholder Rights Plan, and must be consummated on or prior to August 15, 2017 or up to ten days following the delivery by the company of certain due diligence items. The definitive agreements relating to the Private Placement will include customary representations, warranties and covenants. The Company agreed to file a resale registration statement promptly after the closing of the Private Placement to register the resale of the shares of common stock issued in the Private Placement. The MOU is intended to be binding upon both the Company and First Pecos. In the event that the Company fails to perform any of its obligations under the MOU or otherwise breaches the MOU, subject to certain exceptions, First Pecos may terminate the MOU, and the Company must pay a termination fee of $500,000.

We have incurred substantial operating losses since inception, and as of June 30, 2017 have an accumulated deficit of approximately $43.8 million. We expect to continue to incur operating losses and negative cash flows from operations for the remainder of 2017 and in future years. We believe that our cash at June 30, 2017 will be sufficient to meet the Company’s obligations through the third quarter of 2017. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, upon the expected closing of the financing arrangement with First Pecos, as described above, approximately $3.1 million of gross proceeds will be received at closing, and First Pecos is committed to providing a backstop in up to two subsequent rights offerings to generate additional proceeds of up to $14 million. Additionally, at June 30, 2017 there were approximately 22.6 million warrants outstanding. If in the future these warrants are exercised they would potentially provide up to an additional $11.2 million of proceeds to the company.

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

Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016

Research and Development Expense

Research and development expense increased $1.0 million, to $2.7 million or 60.7% for the three months ended June 30, 2017 compared to $1.7 million for the three months ended June 30, 2016. The increase was primarily due increases of $0.4 million in compensation and related expenses, reflecting increased headcount compared to the same quarter of 2016, $0.4 million of outsourced research and consulting costs, and $0.2 million of costs associated with scientific conferences and related travel.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $0.2 million, or 15.5%, to $1.0 million for the three months ended June 30, 2017 compared with $1.2 million for the three months ended June 30, 2016. The $0.2 million decrease was due primarily to $0.2 million of costs related to the Company’s name change to Biostage and greater investor communication efforts, which occurred during the three months ended June 30, 2016.

Change in fair value of warrant liability, net of issuance costs

The change in fair value of the warrant liability decreased $0.1 million, for the three months ended June 30, 2017 due to a decrease in the fair value of the warrants, specifically with respect to the value of the underlying common shares. The Company modified approximately 73 % of the warrants outstanding in the second quarter of 2017 such that the modified warrants now meet the definition of an equity instrument.

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

Research and Development Expense

Research and development expense increased $1.7 million, to $4.8 million or 56.0% for the six months ended June 30, 2017 compared to $3.1 million for the six months ended June 30, 2016. The increase was primarily due to increases of $0.7 million in compensation and related expenses, reflecting increased headcount as of June 30, 2017 compared to June 30, 2016, $0.7 million of outsourced research and consulting costs, $0.2 million of costs associated with scientific conferences and related travel and $0.1 million of other research and development expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $0.3 million, or 13.2%, to $2.0 million for the six months ended June 30, 2017 compared with $2.3 million for the six months ended June 30, 2016. The $0.3 million decrease was due primarily to $0.2 million of costs related to the Company’s name change to Biostage and greater investor communication efforts, which occurred during the six months ended June 30, 2016 as well as a $0.1 million decrease in stock-based compensation primarily due to options previously issued becoming fully vested during the first quarter of 2017.

Change in fair value of warrant liability, net of issuance costs

The change in fair value of the warrant liability increased $0.9 million, for the six months ended June 30, 2017 primarily due to the addition of 21,000,000 warrants issued in the first quarter of 2017 in connection with the issuance of 20,000,000 shares of common stock. The Company modified approximately 73 % of the warrants outstanding in the second quarter of 2017 such that the warrants meet the definition of an equity instrument

Financial Condition, Liquidity and Capital Resources

Sources of liquidity.  We have incurred operating losses since inception, and as of June 30, 2017, we had an accumulated deficit of approximately $43.8 million. We are currently investing significant resources in the development and commercialization of our products for use by clinicians and researchers in the field of regenerative medicine. As a result, we expect to incur operating losses and negative operating cash flow for the foreseeable future.

On June 26, 2017, the Company entered into a binding Memorandum of Understanding (the “MOU”) with First Pecos, LLC (“First Pecos”), pursuant to which the Company will issue to First Pecos in a private placement (the “Private Placement”) 9,700,000 shares of its common stock at a purchase price of $0.315 per share or, to the extent First Pecos, following the transaction, would own more than 19.9% of the Company’s common stock, shares of a new class of preferred stock of the Company (the “Preferred Stock”) with a per-share purchase price of $1,000.

Additionally, First Pecos will receive warrants (the “Warrants”) to purchase 9,700,000 shares of the Company’s common stock or, to the extent First Pecos would own more than 19.9% of the Company’s common stock, shares of Preferred Stock. The Warrants will have an exercise price of $0.315 per share and will not be exercisable until six months after the closing of the Private Placement.

Under the Private Placement, the Preferred Stock will bear a cumulative annual dividend of 15%, compounding annually, and will be senior to all of the Company’s other common stock, but will generally not have any voting rights. Following approval by the Company’s stockholders, the Preferred Stock will automatically convert into shares of the Company’s common stock. The Company agreed to include a proposal for such stockholder approval in the definitive proxy statement for its 2018 annual meeting of stockholders and, if not approved at such meeting, will seek approval from its stockholders every six months thereafter.

In connection with the Private Placement, First Pecos agreed to serve as a backstopping party with respect to two pro rata rights offerings with aggregate gross proceeds of up to $14.0 million that the Company may elect to conduct within 24 months following the closing of the Private Placement. Additionally, the Company has agreed to grant board representation and nomination rights to First Pecos that will be proportional to the percentage of the Company’s common stock owned by First Pecos and its affiliates.

The Private Placement is conditioned on satisfaction of customary closing conditions and on the Company terminating its Shareholder Rights Plan, and must be consummated on or prior to August 15, 2017 or up to ten days following the delivery by the company of certain due diligence items. The definitive agreements relating to the Private Placement will include customary representations, warranties and covenants. The Company agreed to file a resale registration statement promptly after the closing of the Private Placement to register the resale of the shares of common stock issued in the Private Placement.

The MOU is intended to be binding upon both the Company and First Pecos. In the event that the Company fails to perform any of its obligations under the MOU or otherwise breaches the MOU, subject to certain exceptions, First Pecos may terminate the MOU, and the Company must pay a termination fee of $500,000.

We expect to continue to incur operating losses and negative cash flows from operations for the remainder of 2017 and in future years. We believe that our cash at June 30, 2017 will be sufficient to meet the Company’s obligations through the third quarter of 2017. However, upon the expected closing of the financing arrangement with First Pecos, as described above, approximately $3.1 million of gross proceeds will be received at closing, and First Pecos is committed to providing a backstop in up to two subsequent rights offerings to generate additional proceeds of up to $14 million. Additionally, at June 30, 2017 there were approximately 22.6 million warrants outstanding. If in the future these warrants are exercised they would potentially provide up to an additional $11.2 million of proceeds to the company.

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

Operating activities.  Net cash used in operating activities of $6.2 million for the six months ended June 30, 2017 was primarily a result of our $7.4 million net loss, partially offset by a $1.2 million add-back of non-cash expenses related to the change in the fair value of the Company’s warrant liability, stock-based compensation and depreciation.

Net cash used in operating activities of $4.0 million for the six months ended June 30, 2016 was primarily a result of our $5.2 million net loss and $0.5 million of cash used for working capital, partially offset by a $0.6 million add-back of non-cash expenses of stock-based compensation and depreciation, net of a favorable change in the fair value of warrant liability.

Investing activities.  Net cash used in investing activities during the six months ended June 30, 2017 and 2016 of $0.1 million and $0.2 million, respectively, reflects cash used for additions to property and equipment.

Financing activities Net cash generated from financing activities during the six months ended June 30, 2017 of $6.8 million consisted of the net proceeds from the issuance of 20,000,000 shares of our common stock at a purchase price of $0.40 per share, the issuance of warrants to purchase 20,000,000 shares of common stock at an exercise price of $0.40 per warrant and warrants issued to placement agents for the offering to purchase 1,000,000 shares of common stock at an exercise price of $0.50 per warrant.

Net cash generated from financing activities during the six months ended June 30, 2016 of $4.8 million consisted of the net proceeds in the amount of $4.5 million from the issuance 2,836,880 shares of the Company’s common stock at a purchase price of $1.7625 per share and the issuance of warrants to purchase 1,418,440 shares of common stock at an exercise price of $1.7625 per warrant, as well as net proceeds in the amount of $0.3 million from the issuance of 150,000 shares of common stock under the Aspire Capital Purchase Agreement.

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

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (“ASU 2016-18”) which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2018 and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company is in the process of evaluating the impact of ASU 2016-17 on its consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017.   Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

On April 14, 2017, representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts, against the Company and other defendants, including Harvard Bioscience, the Company’s former parent entity that spun the Company off in 2013, as well as another third party. The complaint seeks payment for an unspecified amount of damages and alleges that the plaintiff sustained terminal injuries allegedly caused by products, including synthetic trachea scaffolds and bioreactors, provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in 2012 and 2013. This complaint relates to the Company’s first generation trachea scaffold technology for which the Company discontinued development in 2014, and not to the Company’s current Cellframe technology and its lead development product candidate, the Cellspan esophageal implant. The litigation is at an early stage and the Company intends to vigorously defend this case. While the Company believes that such claim is without merit, the Company is unable to predict the ultimate outcome of such litigation. In accordance with a separation and distribution agreement between Harvard Bioscience and the Company relating to the Separation, the Company would be required to indemnify Harvard Bioscience against losses that Harvard Bioscience may suffer as a result of this litigation. The Company has contacted its liability insurance carriers to request defense and indemnification of any losses incurred in connection with this lawsuit.

Item 1A.	Risk Factors

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 17, 2017.

Item 6.	Exhibits

Exhibit Index
3.1(1)	Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc.

10.1(2)	Memorandum of Understanding, dated June 26, 2017, between Biostage Inc. and First Pecos, LLC.

31.1+	Certification of Chief Financial Officer of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on April 27, 2017) and incorporated by reference thereto.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on June 26, 2017) and incorporated by reference thereto.

+	Filed herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: August 14, 2017

BIOSTAGE, INC.

By:	/s/ James McGorry
James McGorry
Chief Executive Officer

By:	/s/ Thomas McNaughton
Thomas McNaughton
Chief Financial Officer

INDEX TO EXHIBITS

3.1(1)	Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc.

10.1(2)	Memorandum of Understanding, dated June 26, 2017, between Biostage Inc. and First Pecos, LLC.

31.1+	Certification of Chief Financial Officer of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on April 27, 2017) and incorporated by reference thereto.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on June 26, 2017) and incorporated by reference thereto.

+	Filed herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

