Form 10-K
period 2017-12-31
Biostage, Inc.
filed 2018-04-02
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2017 was approximately $15,081,053. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

At March 30, 2018, there were 2,859,419 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2018 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

BIOSTAGE, INC.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2017

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

We believe that our Cellframe technology may provide surgeons a new paradigm to address life-threatening conditions of the esophagus, bronchus, and trachea due to cancer, infection, trauma or congenital abnormalities. Our novel technology harnesses the body’s response and modulates it toward the healing process to regenerate tissue and restore the continuity and integrity of the organ. We are pursuing the Cellspan TM esophageal implant as our first product candidates to address pediatric esophageal atresia and esophageal cancer, and we are also developing our technology’s applications to address conditions of the bronchus and trachea.

In collaboration with world-class institutions, such as Mayo Clinic and Connecticut Children’s Medical Center, we are advancing our technology toward filing an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) for our Cellspan esophageal implant product candidates. We plan to conduct additional pre-clinical studies in 2018 for our pediatric esophageal atresia program as well as our adult esophageal cancer indication. In 2019, we plan to file an IND with the FDA for each of these esophageal indications.

Our Cellframe technology platform: how it works

Our Cellframe process begins with the collection of an adipose (fat) tissue biopsy from the patient followed by the use of standard tissue culture techniques to isolate and expand the patient’s own (autologous) mesenchymal (multipotent) stem cells, or MSC. The cells are seeded onto a proprietary biocompatible, synthetic scaffold, produced to mimic the dimensions of the organ to be regenerated, and incubated in a proprietary organ bioreactor. The scaffold is electrospun from polyurethane (PU) to form a non-woven, hollow tube. The specific microstructures of the Cellspan implants are designed to allow the cultured cells to attach to and cover the scaffold fibers.

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

Study animals were returned to a solid diet three weeks after the implantation surgery. The scaffold portions of the Cellspan implants, which are intended to be in place only temporarily, were retrieved approximately three weeks post-surgery via the animal’s mouth in a non-surgical endoscopic procedure. Within 2.5 to 3 months, a complete inner epithelium layer and other specialized esophagus tissue layers were regenerated. Two animals in the study were kept in life for almost two years to evaluate the long-term viability of the newly regenerated tubular conduit and were then sacrificed for histological data. Prior to their sacrifice, these animals demonstrated normal weight gain, appeared healthy and free of any significant side effects and received no specialized care.

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

We are now advancing the development of our Cellframe technology, specifically a Cellspan esophageal implant, in large-animal studies with collaborators. In order to seek approval for the initiation of clinical trials for Biostage Cellspan esophageal implants in humans, GLP studies to support the safety of the Cellspan esophageal implant are required to submit an Investigational New Drug (IND) application with the FDA. As we believe that our recent studies provided sufficient confirmatory proof of concept data, we have initiated the Good Laboratory Practice (GLP) studies to demonstrate that our technology, personnel, systems and practices are sufficient for advancing into human clinical trials. We have conducted a number of IND-enabling GLP studies demonstrating safety and feasibility of the Cellspan implant. These studies were done primarily in pursuit of our adult esophageal cancer program. Additional GLP studies are necessary in support of the adult esophageal cancer program, which will also be supportive of an IND for the pediatric esophageal atresia program. We intend to perform those studies in 2018. We will also pursue additional non-GLP studies for the pediatric esophageal atresia program in 2018 to optimize that product candidate.

First-In-Human Use of Esophageal Implant Product Candidate

On August 7, 2017, we announced the use of our Cellspan Esophageal Implant product candidate in a patient at a major U.S. hospital via an FDA-approved single-use expanded access application. The patient was a 75-year old male with a life-threatening cancerous mass in his chest that spanned his heart, a lung and his esophagus. The surgery was performed in May 2017 to remove the tumor, repair the heart, part of one lung, and a section of the esophagus. The Cellspan Esophageal Implant was interpositioned into the gap in the esophagus created by the removal of the tumor. The patient’s surgeon informed us at that time that the surgery was a success and the patient was later discharged from the hospital. In February 2018 the surgeon informed us that the patient had died after living approximately eight months after surgery. The surgeon stated that the cause of death was a stroke, and that the stroke was unrelated to the esophageal implant. The surgeon also informed us that a preliminary autopsy had shown that the esophageal implant resulted in a regenerated esophageal tube in the patient, except for a very small (approximately 5mm) hole on the lateral wall that was right up against a synthetic graft inserted as part of the patient’s heart repair on the pericardium in that same surgery. The synthetic graft on the pericardium was not related to our esophageal implant product and may have acted as an irritant to esophageal regeneration where it contacted the esophageal implant. The surgeon also informed us that the esophageal regeneration in this patient was consistent with the regeneration previously observed in our large-animal studies. The surgeon informed us that following completion of the autopsy the hospital will pursue a publication and we expect to be in a position to release additional information on this landmark case at that time.

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

According to the World Health Organization’s International Agency for Research on Cancer, there are approximately 450,000 new cases of esophageal cancer worldwide each year. A portion of all patients diagnosed with esophageal cancer are treated via a surgical procedure known as an esophagectomy. The current standard of care for an esophagectomy requires a complex surgical procedure that involves moving the patient’s stomach or a portion of their colon into the chest to replace the portion of esophagus resected by the removal of the tumor. These current procedures have high rates of complications and can lead to a severely diminished quality of life and require costly ongoing care. Our Cellspan esophageal implants aim to provide a simpler surgical procedure, with reduced complications, that may result in a better quality of life after the operation and reduce the overall cost of these patients to the healthcare system.

Focus on Pediatric Esophageal Atresia: a congenital abnormality in need of a better solution

Each year, several thousand children worldwide are born with a congenital abnormality known as esophageal atresia, a condition where the baby is born with an esophagus that does not extend completely from the mouth to the stomach. When a long segment of the esophagus is lacking, the current standard of care is a series of surgical procedures where surgical sutures are applied to both ends of the esophagus in an attempt to stretch them and pull them together so they can be connected at a later date. This process can take weeks and the procedure is plagued by serious complications and may carry high rates of failure. Such approach also requires, in time, at least two separate surgical interventions. Other options include the use of the child’s stomach or intestine that would be pulled up into the chest to allow a connection to the mouth. We are working to develop a Cellspan esophageal implant solution to address the complications of esophageal atresia, that could potentially be life-changing or organ-sparing, or both.

Our Mission and Our Strategy

Our mission is to revolutionize regenerative medicine by bioengineering patient-specific Cellspan implants that use the patient’s own cells to stimulate organ regeneration and restore an organ’s structure and continuity. Our business strategy to accomplish this mission includes:

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

Collaborating with leading medical and research institutions.  We have and will continue to collaborate with leading medical and research institutions. We have a co-development initiative with Mayo Clinic for regenerative medicine organ implant products for the esophagus and airways based on our Cellframe technology. We are also collaborating with Connecticut Children’s Medical Center on a co-development project to translate our Cellframe technology for pediatric esophageal atresia from pre-clinical studies to clinical trials. We believe the use of our product candidates by leading surgeons and institutions will increase the likelihood that other surgeons and institutions will use our products.

Our Technology

Our Cellframe technology is comprised of our proprietary bioengineered organ scaffold seeded with the patient’s own stem cells in our proprietary organ bioreactor prior to implantation. We believe that our Cellframe technology combines a highly-engineered, biocompatible scaffold and a robust population of cells that, by tapping into the stem cell niche of the surrounding native tissue after implantation, may potentially enable a tubular organ to remodel or regenerate tissue to close the gap created by a surgical resection of a portion of that organ. This unique combination of technologies, developed through our extensive testing performed during the last few years, may potentially provide solutions to life-threatening conditions for patients with unmet medical needs.

We believe that our technology is unique, in that its mode of action appears to be different from other tissue engineering organ scaffold products developed previously, of which we are aware. Prior to our development of the Cellframe technology, our approach attempted to implant an organ scaffold that would be incorporated into the patient’s body by the surrounding native tissue growing into the scaffold. To our knowledge, all previous research and development efforts by other investigators were based on that same concept. Our Cellframe technology appears to work very differently. We believe that the unique combination of our highly-engineered organ scaffold with a population of the patient’s own mesenchymal stem cells enables an organ to develop new native tissue around our scaffold, but not into it, so the scaffold acts as a type of frame or staging for the new tissue. As a result, our scaffold is not incorporated into the body. Instead, it is retrieved from the body via an endoscopic procedure, not surgically, after sufficient tissue remodeling and regeneration has occurred to restore the organ’s integrity and function.

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

Unmet Patient Needs and Cellspan Implant Solutions

Esophageal Cancer

There are approximately 456,000 new diagnoses of esophageal cancer globally each year, according to the World Health Organization’s International Agency for Research on Cancer. According to the American Cancer Society, there are approximately 17,000 new diagnoses of esophageal cancer in the U.S. each year, and there are more than 15,000 deaths from esophageal cancer each year. Esophageal cancer is very deadly - the five-year survival rate for people with esophageal cancer is 18% in the U.S. Approximately 5,000 esophagectomy surgeries occur in the U.S. annually to treat esophageal cancer, and approximately 10,000 esophagectomies occur in Europe annually. We believe that approximately one half of the world’s esophageal cancer cases occur in China, which would represent the largest patient population for our adult esophageal product candidate. We believe that our Cellspan esophageal implant, if approved, has the potential to provide a major advance over the current esophagectomy procedures for addressing esophageal cancer, which have high complication and morbidity rates.

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

Our History

We were incorporated under the laws of the State of Delaware on May 3, 2012 by Harvard Bioscience, Inc. (“Harvard Bioscience”) to provide a means for separating its regenerative medicine business from its other businesses. Harvard Bioscience decided to separate its regenerative medicine business into our company, a separate corporate entity (the “Separation”), and it spun off its interest in our business to its stockholders in November 2013. Since the Separation we have been a separately-traded public company and Harvard Bioscience has not been a stockholder of our common stock or controlled our operations. Following the Separation, we continued to innovate our bioreactors based on our physiology expertise, we developed our materials science capabilities and we investigated and developed a synthetic tracheal scaffold. By that time, we had built and staffed cell biology laboratories at our Holliston facility, to give ourselves the ability to perform and control our scientific investigation and developments internally. At that point, we began the second phase of our company’s development.

In mid-2014, we increased the pace of our scientifically-based internal analysis and development of our first-generation tracheal implant product, the HART-Trachea. From large-animal studies conducted thereafter we found that the product elicited an unfavorable inflammatory response after implantation, which required additional development and testing. These requirements extended our expectations regarding our regulatory milestones and we announced the additional testing and extended milestone expectations in January 2015. During 2015 we isolated and tested all major variables of the organ scaffold and the cell source and protocols, examining the effects of alternatives against the then-existing product approach. Through extensive in vitro preclinical studies, and small-animal and large-animal studies, we made dramatic improvements, and discovered that the mechanism of action of this new approach was very different from our hypothesis regarding that of the first-generation product. We call this new implant approach our Cellframe technology. Our Cellframe technology uses a different scaffold material and microstructure, a different source and concentration of the patient’s cells and several other changes from our earlier trachea initiative. We believe that our Cellframe technology, although built on learnings from our earlier-generation product initiative, represents a new technology platform resulting from our rigorous science and development. We see the development of our Cellframe technology platform as the beginning of a new, third phase in our company’s progression.

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

Clinical Trials

Our Esophageal Cellspan Implant has been designated by the FDA as a combination product biologic. We believe that this is a favorable designation as it allows for orphan designation and a more participatory path to approval. To date, we have conducted numerous pre-clinical studies in our esophageal implant programs and continue to see consistent regeneration. We are analyzing these data and our human experience to better ascertain what specific pre-clinical studies are still needed prior to conducting a phase I human clinical trial. We are pursuing two indications in parallel. The two complementary indications we are pursuing are esophageal cancer and pediatric esophageal atresia. In order to market our product candidates, we will need to successfully complete clinical trials. The initial indication for which we intend to seek FDA approval will be to restore the function of the esophagus subsequent to esophageal damage or stenosis due to cancer, injury or infection.

Because esophageal cancer affects only approximately 17,000 patients per year in the U.S. we anticipate that our clinical trials will involve relatively few patients. Therefore, once commenced, we expect to be able to conduct a clinical trial in a relatively short period of time compared to clinical trials in indications with larger patient populations. We intend to work closely with regulatory agencies and clinical experts to design and size the clinical studies appropriately based on the specific conditions our products are intended to treat. We also intend to request expedited review from the FDA for the Cellspan esophageal implant product. Receipt of expedited review would reduce the overall time through the regulatory approval process. These expedited requests are submitted during the IND process.

We believe that we have excellent pre-clinical and clinical support of the pediatric atresia program through our collaboration with Connecticut Children’s Medical Center and our primary investigator Dr. Christine Finck. Essentially, we liken the pediatric atresia market to a rare disease market. Accordingly, the clinical trial population should reflect the ultra-orphan nature of the disease state.

We intend to pursue regulatory approval for the Cellspan esophageal implant in the U.S., initially. Following clinical trials in other foreign markets, we expect to pursue regulatory approval for the Cellspan esophageal implant in those foreign markets, as well. We believe that approximately one half of the world’s esophageal cancer cases occur in China, which would represent the largest potential patient population for our adult esophageal implant product candidate, and we are consequently beginning to prepare to address that market.

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

Following the failure to receive the funding with respect to a securities purchase agreement in August 2017, and in an effort to conserve cash, we completed a reduction in headcount of 20 persons during October and November 2017, of whom 18 were directly involved in research and development activities. As a result, we had one research and development employee as of December 31, 2017. Following our raising additional capital in December 2017, January 2018 and February 2018, we re-hired four of our former research and development employees into key scientific and engineering positions, and retained two others as consultants, in January 2018. We believe that our new staffing level after those hires, combined with our consultant and co-development collaborator resources, is sufficient to pursue both of our esophageal programs.

In addition to our in-house engineering and scientific development team, we collaborate with leaders in the field of regenerative medicine who are performing the fundamental research and surgeries in this field to develop and test new products that will advance and improve the procedures being performed. We will work with our collaborators to further enhance our products to make them more efficient and easier to use by surgeons. In the U.S., our principal collaborations have been with Mayo Clinic and Connecticut Children’s Medical Center. Collaboration typically involves us developing new technologies specifically to address issues these researchers and clinicians face, and then working together to translate our technology from pre-clinical studies to clinical trials. In certain instances, we have entered into agreements that govern the ownership of the technologies developed in connection with these collaborations.

We incurred approximately $7.7 million and $7.6 million of research and development expenses in 2017 and 2016, respectively. As we have not yet applied for or received regulatory approval to market any clinical products and sales of our research bioreactor products have not been significant in relation to our operating costs, no significant amount of these research and development costs have been passed on to our customers.

Manufacturing

Biostage has developed a comprehensive manufacturing process for our product candidates, including: cell biology, scaffold production, cell isolation and expansion, seeding of cells on the scaffold, incubation and expansion processes in the bioreactor and product transportation. We currently perform certain manufacturing steps in-house and subcontract certain processes and activities, primarily those related to cell expansion, seeding and incubation, to experienced partners.

For our scaffolds we use a process called electrospinning to create the fabric part of the scaffold. Electrospinning is a well-known fabrication process. It is useful for cell culture applications as it can create extremely thin fibers (much thinner than a human hair) that can make a fabric with pores approximately the same size as a cell. The electrospinning process parameters can be tuned to create a structure that is very similar to the natural structure of the collagen fibers in human extracellular matrix. Our process and end product have been developed over many years and involve many trade secrets and proprietary know-how. Our Cellspan scaffolds are made from polyurethane, an inert polymer that is not bioresorbable. However, we also perform studies on the use of scaffolds made from bioresorbable materials. While we do not manufacture the cells, as they will come from the patient’s adipose tissue, for regulatory purposes we are responsible for the quality control of the cells and the seeding of the cells onto the scaffold in the bioreactor. For this we have, in collaboration with our partners, developed standard operating procedures for the seeding of cells on the scaffold. For U.S. clinical trials we anticipate that the seeding will be performed in an automated version of our bioreactor at a pre-qualified third-party contract manufacturer using current Good Manufacturing Procedures (cGMP) using our proprietary protocol and under the supervision of our staff.

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

We anticipate that we will sell products in various markets in the United States and various jurisdictions under brand name, logo and product design trademarks and service marks and that these marks will attain material importance in the future.

We also own select U.S. Patents as well as certain patents in Germany. These patents cover aspects of device and processes currently under development by our company. Patents for various processes and devices extend for varying periods according to the date of patent filing or grant and the legal term of patents in the country or countries in which the patent was obtained. The actual protection afforded by a patent can vary from country to country and depends on factors such as the type of patent, scope of protection and available legal remedies.

In addition to issued patents, we have several pending patent applications in the U.S. and key target jurisdictions. We believe that one or more of these pending patent applications may be of importance to material position depending upon factors such as the relevant patent jurisdiction, type of patent granted, and scope of patent claims ultimately allowed in a given jurisdiction. Depending upon factors such as the type of grant and the date on which the patent application was filed, we anticipate that the term of certain pending patents may extend to 2036.

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

Exclusive License Agreement and Sponsored Research Agreement - InBreath Bioreactor

We entered into a sponsored research agreement with Sara Mantero, Maria Adelaide Asnaghi, and the Department of Bioengineering of the Politecnico Di Milano, or PDM. Under the terms of this agreement, PDM was required to use its facilities and best efforts to conduct a research program relating to the development of bioreactors, clinical applications, and automated seeding processes. We were required to provide engineering support to PDM with respect to bioreactor designs. Intellectual property developed by PDM or its employees, including Dr. Mantero or Ms. Asnaghi, under this sponsored research agreement will be owned by Dr. Mantero or Ms. Asnaghi and covered by our exclusive license agreement described above. In addition, we have an option to an exclusive license for intellectual property relating to new technology that may not be covered by the exclusive license agreement. We will own any inventions and discoveries that we solely develop in connection with the research program and any inventions and discoveries that are jointly developed in connection with the research program will be owned jointly by the parties. We terminated the sponsored research agreement in 2017.

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

Government Regulation

Any product that we may develop based on our Cellframe technology, and any other clinical products that we may develop, will be subject to considerable regulation by governments. We were in the past informed by the FDA that our previous-generation tracheal product candidate would be regulated under the Biologics License Application, or BLA, pathway in the U.S. and we were informed by the European Medicines Agency (EMA) that the previous generation tracheal product would be regulated under the Advanced Therapy Medicinal Products(ATMP), pathway in the EU. On October 18, 2016, we also received written confirmation from FDA’s Center for Biologics Evaluation and Research(CBER), that FDA intends to regulate our Cellspan esophageal implant as a combination product under the primary jurisdiction of CBER. We further understand that CBER may choose to consult or collaborate with the FDA’s Center for Devices and Radiological Health (CDRH), with respect to the characteristics of the synthetic scaffold component of our product based on CBER’s determination of need for such assistance. Although our Cellframe technology differs in design and performance from the first-generation product candidate, we expect that Cellframe-based products will be regulated by the FDA and EMA under the same pathways as the first-generation tracheal product candidate. This expectation is based on the fact that the Cellframe technology is centered on the delivery of the patient’s own cells seeded on an implanted synthetic scaffold in order to restore organ function and our belief that the cells provide the primary mode of action. Of course, it is possible that some of our current and future products may use alternative regulatory pathways.

Regulatory Strategy

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

We have been informed by the FDA that our Cellspan esophageal implant product candidates are combination biologic/device products. Biological products must satisfy the requirements of the Public Health Services Act and the Food, Drug and Cosmetics Act and their implementing regulations. In order for a biologic product to be legally marketed in the U.S., the product must have a BLA approved by the FDA.

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

Based on preliminary discussions with the FDA, we expect the clinical trials for our esophageal implant product candidates to be conducted in two sequential phases:

•	A Phase 1, or Pilot Trial, where our product would be tested on a small number, perhaps five or six, of patients to demonstrate the product’s safety. If successful, that study would be followed by,

•	A Phase II Registration, or Pivotal Trial to test the product’s efficacy. We believe that the nature of our esophageal products and the sizes of their targeted patient populations would lead to a small number of patients in this trial, relative to most biotechnology clinical trials.

Clinical testing may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the phases of clinical trials that are conducted under an IND and may, at its discretion, reevaluate, alter, suspend, or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. The FDA or the sponsor may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request that additional pre-clinical studies or clinical trials be conducted as a condition to product approval.

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

Priority Review Voucher

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

Separately, but somewhat related, is a product’s ability to qualify its sponsor to receive a Priority Review Voucher, or PRV. For a product aimed at prevention or treatment of a “rare pediatric disease” as defined by Food, Drug and Cosmetics Act at 21 USC 360ff, and that also meets certain other qualifying attributes, the product’s sponsor may qualify, apply for and receive a PRV, from the FDA. A PRV entitles its holder to Priority Review for a drug application, and the PRV is transferable. Some companies who have received PRV’s have sold their PRV’s to other companies who have then used the PRV to receive Priority Review for a drug application with the FDA. Recent transfers of PRV’s from one company to another have occurred at prices in the $125 – 150 million range. We intend to apply for rare pediatric disease designation for our pediatric esophageal implant product candidate as a first step in pursuit of a PRV. A PRV is earned only upon marketing approval of the product. There is no certainty that our pediatric esophageal product will achieve marketing approval from the FDA, or that if it does, that FDA would award us a PRV. Further, if received, there is no certainty that the value of a PRV at that future date will compare favorably with the values reflected in recent transfers of PRV’s.

Orphan Drug Designations

The Orphan Drug Act provides incentives to manufacturers to develop and market drugs and biologics for rare diseases and conditions affecting fewer than 200,000 persons in the U.S. at the time of application for orphan drug designation.. In September 2014 the FDA granted orphan designation to our HART-Trachea product in the U.S. In November 2016, we were granted Orphan Drug Designation for our Cellspan esophageal implant by the FDA to restore the structure and function of the esophagus subsequent to esophageal damage due to cancer, injury or congenital abnormalities. The first developer to receive FDA marketing approval for an orphan biologic is entitled to a seven-year exclusive marketing period in the U.S. for that product. The marketing exclusivity prevents FDA approval of another application for the same product for the same indication for a period of seven years. Orphan status also entitles the product’s sponsor to certain other benefits, such as a waiver of the BLA user fee, which is currently a $2 million value. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

International

We plan to seek required regulatory approvals and comply with extensive regulations governing product safety, quality, manufacturing and reimbursement processes in order to market our products in other major foreign markets. The regulation of our products in the Asian and European markets, and in other foreign markets varies significantly from one jurisdiction to another. The classification of the particular products and related approval or CE marking procedures can involve additional product testing and additional administrative review periods. The time required to obtain these foreign approvals or to CE mark our products may be longer or shorter than that required in the U.S., and requirements for approval may differ from the FDA requirements. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

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

Employees

At December 31, 2017, we had 5 employees working in our business, of whom 4 were full-time and one was part-time. At that date, all of our employees were based in the U.S. None of our employees are unionized. In general, we consider our relations with our employees to be good.

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

Executive Officers of the Registrant

The following table shows information about our executive officers as of December 31, 2017.

Name	Age	Position(s)
James McGorry	61	Chief Executive Officer and Member of the Board of Directors
Thomas McNaughton	57	Chief Financial Officer

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

Thomas McNaughton - Chief Financial Officer

Mr. McNaughton has served as our Chief Financial Officer since May 3, 2012. Mr. McNaughton joined Harvard Bioscience as its Chief Financial Officer in September 2008, and served in that role until the spin-off of our company from Harvard Bioscience on November 1, 2013. During 2008 and prior to joining Harvard Bioscience, Mr. McNaughton was a consultant providing services primarily to an angel-investing group and a silicon manufacturing start-up. From 2005 to 2007, he served as Vice President of Finance and Chief Financial Officer for Tivoli Audio, LLC, a venture capital-backed global manufacturer of premium audio systems. From 1990 to 2005, Mr. McNaughton served in various managerial positions in the areas of financial reporting, treasury, investor relations, and acquisitions within Cabot Corporation, a global manufacturer of fine particulate products, and served from 2002 to 2005 as Finance Director, Chief Financial Officer of Cabot Supermetals, a $350 million Cabot division that provided high purity tantalum and niobium products to the electronics and semiconductor industries. Mr. McNaughton practiced from 1982 to 1990 as a Certified Public Accountant in the audit services group of Deloitte & Touche, LLP. He holds a B.S. in accounting and finance with distinction from Babson College.

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

Even if our pre-clinical development efforts or clinical trials are completed as planned, we cannot be certain that their results will support our product claims or that the FDA, foreign regulatory authorities or notified bodies will agree with our conclusions regarding them. Although we have obtained some positive results from the use of our scaffolds and bioreactors for trachea transplants performed to date, we also discovered that our first-generation trachea product design encountered certain body response issues that we have sought to resolve with our ongoing development of our Cellframe implant design. We cannot be certain that our Cellframe implant design or any future modifications or improvements with respect thereto will support our claims, and any such developments may result in the discovery of further adverse side effects. We also may not see positive results when our products undergo clinical testing in humans in the future. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. Our pre-clinical development efforts and any clinical trial process may fail to demonstrate that our products are safe and effective for the proposed indicated uses, which could cause us to abandon a product and may delay development of others. Also, patients receiving surgeries using our products under compassionate use or in clinical trials may experience significant adverse events following the surgeries, including serious health complications or death, which may or may not be related to materials provided by us. Our current Cellframe technology has never been used in humans. We provided a previous generation trachea implant that was used in human patients under compassionate use. To date, we believe that at least four of the six patients who received that first-generation implant have died. While we believe that none of them have died because of a failure of the first-generation implant, these and any other such adverse events have and may cause or contribute to the delay or termination of our clinical trials or pre-clinical development efforts. Any delay or termination of our pre-clinical development efforts or clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our products and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product’s profile.

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

The FDA has informed us that our first-generation trachea product and our Cellspan esophageal implant would be viewed by the FDA as a combination product comprised of a biologic (cells) and a medical device component. Nevertheless, we cannot be certain how the FDA will regulate our products. The FDA may require us to obtain marketing clearance and approval from multiple FDA centers. The review of combination products is often more complex and more time consuming than the review of products under the jurisdiction of only one center within the FDA.

While the FDA has informed us that our first-generation trachea product and our Cellspan esophageal implant would be regulated by the FDA as a combination product, we cannot be certain that any of our other products would also be regulated by the FDA as a combination product. For a combination product, the Office of Combination Products, or OCP, within FDA can determine which center or centers within the FDA will review the product and under what legal authority the product will be reviewed. Generally, the center within the FDA that has the primary role in regulating a combination product is determined based on the primary mode of action of the product. Generally, if the primary mode of action is as a device CDRH takes the lead. Alternatively, if the primary mode of action is cellular, then the Center for Biologics Evaluation and Research takes the lead. On August 29, 2013, we received written confirmation from FDA’s Office of Combination Products that FDA intends to regulate our first-generation trachea product as a combination product under the primary jurisdiction of CBER. On October 18, 2016, we also received written confirmation from FDA’s Center for Biologics Evaluation and Research, or CBER, that FDA intends to regulate our Cellspan esophageal implant as a combination product under the primary jurisdiction of CBER. We further understand that CBER may choose to consult or collaborate with CDRH with respect to the characteristics of the synthetic scaffold component of our product based on CBER’s determination of need for such assistance.

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

On May 28, 2014, we received notice from the European Medicines Agency (EMA) that our first-generation trachea product would be regulated as a combined advanced therapy medicinal product. While we have not had any formal interaction with the EMA with respect to our Cellframe implant technology, including pertaining to the esophagus, we believe that such implant technology would likely be regulated as a combined advanced therapy medicinal product. In the event of such classification, it would be necessary to seek a marketing authorization for these products granted by the European Commission before being marketed in the EU.

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

On June 23, 2016, eligible members of the electorate in the United Kingdom (the U.K.) decided by referendum to leave the European Union, commonly referred to as "Brexit". On March 29, 2017, the U.K. formally notified the E.U. of its intention to withdraw pursuant to the Treaty on European Union. The withdrawal of the U.K. from the E.U. will take effect either when agreed upon or, in the absence of such an agreement, two years after the U.K. provided its notice of withdrawal. It appears likely that this withdrawal will involve a process of lengthy negotiations between the U.K. and the E.U. member states to determine the terms of the withdrawal as well as the U.K.’s relationship with the E.U. going forward. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Since a significant proportion of the regulatory framework in the U.K. is derived from European Union directives and regulations, the referendum could materially change the regulatory regime applicable to the approval of any product candidates in the U.K. In addition, since the EMA is located in the U.K., the implications for the regulatory review process in the European Union has not been clarified and could result in relocation of the EMA or a disruption in the EMA review process.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or the ACA, was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA.

Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The effect that the ACA and its possible repeal and replacement may have on our business remains unclear.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required that the Centers for Medicare & Medicaid Services, or CMS, the agency responsible for administering the Medicare program, reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for any product candidate we develop or complementary diagnostics or companion diagnostics or additional pricing pressures.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

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

While the provision for a medical device excise tax has been suspended for 2017 and 2016, there is no guarantee that the moratorium will be approved for subsequent years. The excise tax will apply to future sales of any company medical device listed with the FDA under Section 510(j) of the Federal Food, Drug, and Cosmetic Act and 21 C.F.R. Part 807, unless the device falls within an exemption from the tax, such as the exemption governing direct retail sale of devices to consumers or for foreign sales of these devices. We will need to assess to what extent this excise tax may impact the sales price and distribution agreements under which any of our products are sold in the U.S. We also expect general and administrative expense to increase due to the medical device excise tax. We will need to submit IRS forms applicable to relevant exemptions, make semi-monthly payments of any collected excise taxes, and make timely (quarterly) reports to the IRS regarding the excise tax. To the extent we do not comply with the requirements of the Medical Device Excise Tax we may be subject to penalties.

Financial and Operating Risks

Our audited financial statements for the year ended December 31, 2017 contain a going concern qualification. Our financial status creates doubt whether we will continue as a going concern. We will need additional funds in the near future and our operations will be adversely affected if we are unable to obtain needed funding.

In their audit report dated April 2, 2018, included in this Form 10-K, our independent registered public accounting firm included a “going concern” qualification as to our ability to continue as a going concern. We believe that if we do not raise additional capital from outside sources in the very near future, we may be forced to curtail or cease our operations. We believe that our existing cash resources will be sufficient to fund our planned operations into the third quarter of 2018. Our cash requirements and cash resources will vary significantly depending upon the timing, financial and other resources that will be required to complete ongoing development and pre-clinical and clinical testing of our products as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. In addition to development and other costs, we expect to incur capital expenditures from time to time. These capital expenditures will be influenced by our regulatory compliance efforts, our success, if any, at developing collaborative arrangements with strategic partners, our needs for additional facilities and capital equipment and the growth, if any, of our business in general. We will require additional funding by the end of the third quarter of 2018 to continue our anticipated operations and support our capital needs. We may seek to raise necessary funds through a combination of public or private equity offerings, debt financings, other financing mechanisms, strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. In addition, general market conditions may make it difficult for us to seek financing from the capital markets.

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

We have generated insignificant revenues to date and we have generated no revenues from sales of any clinical products, and as of December 31, 2017, we had an accumulated deficit of approximately $48.2 million. We expect to continue to experience losses in the foreseeable future due to our limited anticipated revenues and significant anticipated expenses. We do not anticipate that we will achieve meaningful revenues for the foreseeable future. In addition, we expect that we will continue to incur significant operating expenses as we continue to focus on additional research and development, preclinical testing, clinical testing and regulatory review and/or approvals of our products and technologies. As a result, we cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

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

Our success is highly dependent on the continued services of key management, technical and scientific personnel and collaborators. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of our senior management team, including our Chief Executive Officer, James McGorry, our Chief Financial Officer, Thomas McNaughton, and our other key scientific, technical and management personnel, may significantly delay or prevent the achievement of product development and other business objectives.

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

We face an inherent risk of product liability claims, especially with respect to our products that will be used within the human body, including the scaffolds we manufacture. Product liability coverage is expensive and sometimes difficult to obtain. We may not be able to obtain or maintain insurance at a reasonable cost. We may be subject to claims for liabilities for unsuccessful outcomes of surgeries involving our products, which may include claims relating to patient death. We may also be subject to claims for liabilities relating to patients that suffer serious complications or death during or following transplants involving our products, including the patients who had surgeries utilizing our first-generation scaffold product or our bioreactor technology, or patients that may have surgeries utilizing any of our products in the future. Our current product liability coverage is $15 million per occurrence and in the aggregate. We will need to increase our insurance coverage if and when we begin commercializing any of our products. There can be no assurance that existing insurance coverage will extend to other products in the future. Any product liability insurance coverage may not be sufficient to satisfy all liabilities resulting from product liability claims. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable items, if at all. If claims against us substantially exceed our coverage, then our business could be adversely impacted. Regardless of whether we are ultimately successful in any product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources and could result in, among others:

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

We may be sued for infringing on the intellectual property or confidentiality rights of others, including the patent rights, trademarks and trade names and confidential information of third parties. We have received correspondence from legal counsel to Nanofiber Solutions, Inc., or NFS, claiming that in developing our scaffold product and related intellectual property, we may have committed misappropriation, unauthorized use and disclosure of confidential information, and possible infringement of intellectual property rights of NFS. We have received correspondence from legal counsel to UCL Business PLC, or UCLB, challenging the validity of the assignment of certain patent applications that have been assigned to us by Dr. Macchiarini. We have also received correspondence from an academic researcher implying that one of our research bioreactor products may violate an issued patent. We do not believe that our current products violate this patent. To the extent that any of such claims are valid, if we had utilized, or were to utilize, such patent applications or patents without an agreement from the owner thereof, it could result in infringement of the intellectual property rights of the respective owner. Intellectual property and related litigation is costly and the outcome is uncertain. If we do not prevail in any such intellectual property or related litigation, in addition to any damages we might have to pay, we could be required to stop the infringing activity, or obtain a license to or design around the intellectual property or confidential information in question. If we are unable to obtain a required license on acceptable terms or are unable to design around any third-party patent, we may be unable to sell some of our products and services, which could result in reduced revenue.

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

Comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, the U.S. government enacted the TCJA, which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); and modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”. The tax rate change resulted in (i) a reduction in the gross amount of our deferred tax assets recorded as of December 31, 2017, without an impact on the net amount of our deferred tax assets, which are recorded with a full valuation allowance. We continue to examine the impact this tax reform legislation may have on our business. However, the effect of the TCJA on us and our affiliates, whether adverse or favorable, is uncertain and may not become evident for some period of time. We urge investors to consult with their legal and tax advisers regarding the implications of the TCJA on an investment in our common stock.

Changes in the European regulatory environment regarding privacy and data protection regulations could have a material adverse impact on our results of operations.

The E.U. has recently adopted a comprehensive overhaul of its data protection regime in the form of the General Data Protection Regulation (GDPR), which comes into effect in May 2018. GDPR extends the scope of the existing E.U. data protection law to foreign companies processing personal data of E.U. residents. The regulation imposes a strict data protection compliance regime with severe penalties of 4% of worldwide turnover or €20 million, whichever is greater, and includes new rights such as the right of erasure of personal data. Although the GDPR will apply across the E.U., as has been the case under the current data protection regime, E.U. Member States have some national derogations and local data protection authorities (DPAs) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. Implementation of, and compliance with the GDPR could increase our cost of doing business and/or force us to change our business practices in a manner adverse to our business. In addition, violations of the GDPR may result in significant fines, penalties and damage to our brand and business which could, individually or in the aggregate, materially harm our business and reputation.

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

Risks Relating To Our Common Stock

Our principal stockholders hold a majority of voting power and will be able to exert significant control over us.

The stockholders who purchased shares of our common stock pursuant to a Securities Purchase Agreement dated December 27, 2017 collectively hold shares of common stock and Series D Convertible Preferred Stock that represent approximately 47% of all outstanding voting power, and as such may significantly influence the results of matters voted on by the Company’s shareholders. The interests of these stockholders may conflict with your interests. These stockholders have the right to nominate a majority of our Board of Directors and, therefore, effectively could control many other major decisions regarding our operations. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

Substantial sales of common stock have and may continue to occur, or may be anticipated, which have and could continue to cause our stock price to decline.

We expect that we will seek to raise additional capital from time to time in the future, which may involve the issuance of additional shares of common stock, or securities convertible into common stock. Since our February 2015 public offering, the holders of the shares of Series B Convertible Preferred Stock issued in that offering have converted all such shares and have sold substantially all of the common stock they received upon such conversion. We believe that the effect of these conversions and sales contributed, at that time, to a decline in the price of our common stock. On February 10, 2017, we completed a public offering of 1,000,000 shares of common stock and the issuance of warrants to purchase 1,000,000 shares of common stock. Additionally, we issued to the placement agent warrants to purchase 50,000 shares of common stock to the placement agent for the offering. The purchasers of the shares of common stock and warrants to purchase shares of common stock from that offering may sell significant quantities of our common stock in the market, which may cause a decline in the price of our common stock. Further, we cannot predict the effect, if any, that any additional market sales of common stock, or anticipation of such sales, or the availability of those shares of common stock for sale will have on the market price of our common stock. Any future sales of significant amounts of our common stock, or the perception in the market that this will occur, may result in a decline in the price of our common stock.

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

Variations in our quarterly and year-end operating results are difficult to predict and may fluctuate significantly from period to period. If our revenues or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In addition to the other factors discussed under these “Risk Factors,” specific factors that may cause fluctuations in our operating results include:

•	demand and pricing for our products;

•	government or private healthcare reimbursement policies;

•	adverse events or publicity related to our products, our research or investigations, or our collaborators or other partners;

•	physician and patient acceptance of any of our current or future products;

•	manufacturing stoppages or delays;

•	introduction of competing products or technologies;

•	our operating expenses which fluctuate due to growth of our business; and

•	timing and size of any new product or technology acquisitions we may complete.

The market price of our shares may fluctuate widely.

The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•	the success and costs of preclinical and clinical testing and obtaining regulatory approvals or clearances for our products;

•	the success or failure of surgeries and procedures involving the use our products;

•	a shift in our investor base;

•	our quarterly or annual results of operations, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant acquisitions, dispositions or intellectual property developments or issuances;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies; our issuance of equity, debt or other financing instruments;

•	overall market fluctuations; and

•	general macroeconomic conditions.

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

Provisions of Delaware law, of our amended and restated charter and amended and restated bylaws may make a takeover more difficult, which could cause our stock price to decline.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and in the Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt, which is opposed by management and the Board of Directors. Public stockholders who might desire to participate in such a transaction may not have an opportunity to do so. We have a staggered Board of Directors that makes it difficult for stockholders to change the composition of the Board of Directors in any one year. Any removal of directors will require a super-majority vote of the holders of at least 75% of the outstanding shares entitled to be cast on the election of directors which may discourage a third party from making a tender offer or otherwise attempting to obtain control of us. These anti-takeover provisions could substantially impede the ability of public stockholders to change our management and Board of Directors. Such provisions may also limit the price that investors might be willing to pay for shares of our common stock in the future.

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

We have in the past issued, and we may at any time in the future issue, additional shares of authorized preferred stock. For example, in our December 2017 private placement transaction, we authorized 12,000 shares of Series D Convertible Preferred Stock, of which we issued 3,108 shares.

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

Our common stock was suspended from trading on The NASDAQ Capital Market, prior to the opening of the market on October 6, 2017 and began quotation on the OTCQB Venture Market on that date, retaining the symbol “BSTG”. On December 7, 2017, NASDAQ filed a Form 25-NSE with the SEC to complete the delisting process. The trading of our common stock on the OTCQB Venture Market rather than The NASDAQ Capital Market may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders.

Upon such delisting, our common stock became subject to the regulations of the SEC relating to the market for penny stocks. A penny stock is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit the ability of shareholders to sell securities in the secondary market. Accordingly, investors in our common stock may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and there can be no assurance that our common stock will continue to be eligible for trading or quotation on the OTCQB Venture Market or any other alternative exchanges or markets.

The delisting of our common stock from The NASDAQ Capital Market may adversely affect our ability to raise additional financing through public or private sales of equity securities, may significantly affect the ability of investors to trade our securities, and may negatively affect the value and liquidity of our common stock. Such delisting may also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. Furthermore, because of the limited market and low volume of trading in our common stock that could occur, the share price of our common stock could more likely be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties.

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

On April 14, 2017, representatives for the estate of a deceased individual filed a civil lawsuit in the Suffolk Superior Court, in Boston, Massachusetts, against the Company, Harvard Bioscience and other defendants. The complaint alleges that the decedent was harmed by two tracheal implants that incorporated synthetic trachea scaffolds and a biologic component combined by the implanting surgeon with a bioreactor, and surgically implanted in the decedent in two surgeries performed in 2012 and 2013, which harm caused her injury and death. The civil complaint seeks a non-specific sum of money to compensate the plaintiffs. This civil lawsuit relates to the Company’s first-generation trachea scaffold technology for which the Company discontinued development in 2014, and not to the Company’s current Cellframe technology nor to its lead development product candidate, the Cellspan esophageal implant. The litigation is at an early stage and the Company intends to vigorously defend this case. While the Company believes that such claim lacks merit and has filed a motion seeking dismissal of the lawsuit, the Company is unable to predict the ultimate outcome of such litigation. In accordance with a separation and distribution agreement between Harvard Bioscience and the Company relating to the Separation, the Company would be required to indemnify Harvard Bioscience against losses that Harvard Bioscience may suffer as a result of this litigation. The Company has been informed by its insurance provider that the case has been accepted as an insurable claim under the Company’s product liability insurance policy.

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the above matter, there are no such matters pending that we expect to be material in relation to our business, financial condition, and results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Reverse Stock Split

On December 22, 2017, we effected a reverse stock split of its shares of common stock at a ratio of 1-for-20. Our common stock began trading on the OTCQB marketplace on a reverse stock split-adjusted basis at the open of the market on December 22, 2017. The Reverse Split was previously authorized at the annual meeting of our stockholders on April 26, 2017, and our Board of Directors approved the ratio and timing of the Reverse Split on December 11, 2017. All references to numbers of common shares and per-share information in this Annual Report have been adjusted retroactively to reflect the 1-for-20 reverse stock split.

Unregistered Sales of Equity Securities

Aspire Capital, LLC Transaction

On December 15, 2015, we entered into a Common Stock Purchase Agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $15.0 million of shares of our common stock over the 30-month term set forth in the Aspire Purchase Agreement.

On December 15, 2015, we issued 7,500 shares of our common stock to Aspire Capital in consideration for entering into the Aspire Purchase Agreement and sold 25,000 shares to Aspire Capital for an aggregate purchase price of $1,000,000.

On May 12, 2016, we issued 7,500 shares of common stock under this arrangement in exchange for gross proceeds of approximately $371,000. We terminated the Aspire Purchase Agreement effective as of May 17, 2016. The shares of common stock were issued to Aspire Capital in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and in reliance on similar exemptions under applicable state laws.

May 2016 Offering

On May 15, 2016, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”) for the sale by us of 141,844 registered shares of our common stock at a purchase price of $35.25 per share. Concurrently with the sale of the shares of our common stock, pursuant to the Purchase Agreement we also sold unregistered warrants to purchase 70,922 shares of our common stock. The aggregate gross proceeds for the sale of the shares of common stock and the warrants was approximately $5.0 million. Additionally, the Company issued to the placement agent warrants to purchase 7,092 shares of unregistered common stock for the offering at an exercise price of $35.25 per warrant. Subject to certain ownership limitations, the warrants are initially exercisable commencing six months from the issuance date at an exercise price equal to $35.25 per share of common stock, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable for five years from the initial exercise date. The closing of the sales of these securities under the Purchase Agreement occurred on May 19, 2016. The warrants and placement agent warrants were issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

December 2017 Private Placement

On December 27, 2017 we entered into a Securities Purchase Agreement and we issued to investors (i) 518,000 shares of our common stock, (ii) 3,108 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”), and (ii) warrants to purchase 3,108,000 shares of common stock (the “Warrants”). The Warrants have an exercise price of $2.00 per share, subject to adjustments as provided under the terms of the Warrants, and are immediately exercisable. The Warrants are exercisable for five years from the issuance date.

The Series D Preferred Stock ranks on parity to the common stock, and is entitled to vote on any matters to which shares of the common stock are entitled to vote, on an as-if-converted basis. The Series D Preferred Stock includes an ownership limitation that limits the Investors and their affiliates to owning no more than 49.99% of the common stock. The shares of common stock, the warrants (including the shares of common stock issuable upon exercise of the warrants) and the shares of Series D Preferred Stock (including the shares of common stock issuable upon conversion of the Series D Preferred Stock) were issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

Connecticut Children’s Medical Center Private Placement

On December 29, 2017 we entered into a Securities Purchase Agreement with Connecticut Children’s Medical Center (“Connecticut Children’s”) pursuant to which Connecticut Children’s agreed to purchase in a private placement (the “Connecticut Children’s Private Placement”), and we agreed to issue, 50,000 shares of common stock at a purchase price of $2.00 per share and warrants to purchase 75,000 shares of common stock, with an exercise price of $2.00 per warrant in exchange for an aggregate of $0.1 million. The Connecticut Children’s Private Placement closed on January 3, 2018. The shares of common stock and the warrants (including the shares of common stock issuable upon exercise of the warrants) were issued in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

February 2018 Private Placement

On February 20, 2018, we entered into a Securities Purchase Agreement with an investor pursuant to which the investor agreed in a private placement to purchase 302,115 shares of common stock at a purchase price of $3.31 per share for net proceeds of $1.0 million.

Price Range of Common Stock

Our common stock started trading on the OTCQB Venture Market at the opening of business on October 6, 2017 under the symbol “BSTG.” Prior to October 6, 2017, our common stock traded on The NASDAQ Capital Market also under the symbol “BSTG.” Prior to April 1, 2016, in connection with our name change, our common stock traded on The NASDAQ Capital Market under the symbol “HART” since October 21, 2013. The following table sets forth the range of the high and low sales prices per share of our common stock as reported on the OTCQB Venture Market or The NASDAQ Capital Market for the quarterly periods indicated.

Fiscal Year Ended December 31, 2017	High	Low
First Quarter	$19.00	$5.86
Second Quarter	9.78	4.42
Third Quarter	13.00	5.02
Fourth Quarter	6.66	0.60

Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$46.80	$24.00
Second Quarter	50.00	20.60
Third Quarter	23.00	18.60
Fourth Quarter	22.20	14.96

On March 26, 2018, the closing sale price of our common stock on the OTCQB Venture Market was $3.20 per share. There were 128 holders of record of our common stock as of March 26, 2018. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

We announced favorable preliminary pre-clinical results of large-animal studies for the esophagus, trachea and bronchus in November 2015. Since then, the Cellspan esophageal implant product candidates have been our lead development product candidates. We are pursuing two development programs that address conditions of the esophagus: esophageal atresia in pediatric patients and esophageal cancer in adult patients. Our Cellspan esophageal product candidates are each intended to provide a surgical solution to stimulate regeneration of a segment of the esophagus missing due to a congenital abnormality or following surgical removal, to establish or reestablish the organ’s continuity and integrity.

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

A portion of all patients diagnosed with esophageal cancer are treated via a surgical procedure known as an esophagectomy. The current standard of care for an esophagectomy requires a complex surgical procedure that involves moving the patient’s stomach or a portion of their colon into the chest to replace the portion of esophagus resected by the removal of the tumor. These current procedures have high rates of complications and can lead to a severely diminished quality of life and require costly ongoing care. Our Cellspan esophageal implants aim to simplify the procedure, reduce complications, result in a better quality of life and reduce the overall cost of these patients to the healthcare system.

In May 2016, we reported an update of results from pre-clinical large-animal studies. We disclosed that the study had demonstrated in a predictive large-animal model the ability of Biostage Cellspan organ implants to successfully stimulate the regeneration of sections of esophagus that had been surgically removed for the study. This study and its results were published in an article in Nature Scientific Reports in March 2018. Cellspan esophageal implants, consisting of a proprietary biocompatible synthetic scaffold seeded with the recipient animal’s own stem cells, were surgically implanted in place of the esophagus section that had been removed.

Study animals were returned to a solid diet two weeks after implantation surgery. The scaffolds, which are intended to be in place only temporarily, were later retrieved via the animal’s mouth in a non-surgical endoscopic procedure. After two and a half months post-surgery, a complete epithelium and other specialized esophagus tissue layers were regenerated. Animals in the study demonstrated weight gain and appeared healthy and free of any significant side effects, including two that were studied for almost two years and received no specialized care.

In November 2016, we were granted Orphan Drug Designation for our Cellspan esophageal implant by the U.S. Food and Drug Administration, or the FDA to restore the structure and function of the esophagus subsequent to esophageal damage due to cancer, injury or congenital abnormalities. Orphan drug status provides market exclusivity in the U.S. for seven years from the date of the product’s approval for marketing. This exclusivity is in addition to any exclusivity we may obtain due to our patents. Additionally, orphan designation provides certain incentives, including tax credits and a waiver of the Biologics License Application or BLA fee. We also intend to apply for orphan drug designation for our Cellspan esophageal implant in Europe in the future. Orphan drug status in Europe provides market exclusivity there for ten years from the date of the product’s approval for marketing.

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

On August 7, 2017, we announced the use of our Cellspan Esophageal Implant product candidate in a patient at a major U.S. hospital via an FDA-approved single-use expanded access application. The patient was a 75-year old male with a life-threatening cancerous mass in his chest that spanned his heart, a lung and his esophagus. The surgery was performed in May 2017 to remove the tumor, repair the heart, part of one lung, and a section of the esophagus. The Cellspan Esophageal Implant was inserted into the gap in the esophagus created by the removal of the tumor. In February 2018 the patient’s surgeon informed us that the patient had died after living approximately eight months after surgery. The surgeon stated that the cause of death was stroke, and that the stroke was unrelated to the esophageal implant. The surgeon also informed us that a preliminary autopsy had shown that the esophageal implant resulted in a regenerated esophageal tube in the patient, except for a very small (approximately 5mm) hole on the lateral wall that was right up against a synthetic graft inserted as part of the patient’s heart repair on the pericardium in that same surgery. The synthetic graft on the pericardium was not related to our esophageal implant product and may have acted as an irritant to esophageal regeneration where it contacted the esophageal implant. The surgeon also informed us that the esophageal regeneration in this patient was consistent with the regeneration previously observed in our large-animal studies.

In August 2017, we announced that we were reprioritizing our product development program based on greatest unmet medical need, analysis of existing surgical options, and physician validation. We believe that, of our two current programs, the Cellspan Esophageal Implant program to treat pediatric esophageal atresia provides a shorter time to a commercial product and the greater overall potential value. We also believe that the pediatric esophageal atresia program needs to advance in the first position with the FDA to ensure eligibility for the pediatric rare disease accelerated review voucher program. Additionally, receipt of such a voucher, if achieved, could potentially provide significant value to the company in the future. As a result, we elevated the pediatric program to our lead program. We plan to continue to advance the Cellspan Esophageal Implant adult program, but have not filed an IND for that product candidate at this time. Our current plan for that product candidate is to update the FDA on the progress and status of our preclinical testing, including our GLP studies, for the adult esophagus program in the future. Based on the FDA’s feedback, we may amend our preclinical testing plan and continue toward the filing of an IND.

Following the failure to receive the funding with respect to a securities purchase agreement in August 2017, and in an effort to conserve cash, we completed a reduction in headcount of 20 persons during October and November 2017. In addition, our officers agreed to a temporary reduction in their cash salaries by 50% effective November 2017. Following the capital raises in December 2017 and January 2018 described below we re-hired five of our former employees into key positions in January 2018. We believe that our new staffing level after those hires is sufficient to pursue both of our esophageal programs and we anticipate our 2018 cash burn needs to be approximately 60% of our 2017 burn.

Our products are currently in development and have not yet received regulatory approval for sale anywhere in the world.

We were incorporated and commenced operations on November 1, 2013 as a result of a spin-off from Harvard Bioscience. On that date, the Company became an independent company that operates the regenerative medicine business previously owned by Harvard Bioscience. The spin-off was completed through the distribution of all the shares of common stock of Biostage to Harvard Bioscience stockholders.

Since our incorporation, we have devoted substantially all of our resources to developing our programs, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the sales of common stock and preferred stock. We generated limited revenues from the sale of our research bioreactor equipment through December 31, 2016 to Harvard Bioscience. We did not recognize any revenues from research bioreactors during the year ended December 31, 2017. In December 2017, we sold the inventory and rights to manufacture and sell research-only versions of our bioreactors to Harvard Bioscience. We expect to continue to incur operating losses and negative cash flows from operations for the remainder of 2018 and in future years.

Between December 27 and December 29, 2017, we entered into Securities Purchase Agreements with new investors for the sale of our capital stock. This agreement resulted in the following transactions:

•	On December 22, 2017, we effected a reverse stock split of our shares of common stock at a ratio of 1-for-20. All share and per share amounts of common stock in this Annual Report have been retroactively adjusted to reflect the reverse stock split.

•	Our Common stock commenced trading on the OTCQB Venture Market on a reverse stock split basis on December 22, 2017. The Company had delisted from The NASDAQ Capital Market in October 2017 and commenced trading on the OTCQB Venture Market at that time.

•	On December 27, 2017, we issued 518,000 shares of our Common stock at $2.00 per share, 3,108 shares of our Series D Convertible Preferred Stock at $1000 per share, and warrants to purchase 3,108,000 shares of common stock at an exercise price of $2.00 per share, in exchange for aggregate gross proceeds of approximately $4.1 million in a private placement transaction of unregistered shares with a new investor. The warrants were immediately exercisable and expire in December 2022.

•	On January 3, 2018, we issued 50,000 shares of our Common stock at $2.00 per share and warrants to purchase 75,000 shares of common stock at an exercise price of $2.00 per share, in exchange for aggregate gross proceeds of $100,000 in a private placement transaction of unregistered shares with Connecticut Children’s Medical Center. The warrants were immediately exercisable and expire in January 2023.

Additionally, on February 20, 2018, we completed a private placement of 302,115 shares of common stock at a purchase price of $3.31 per share for net proceeds of $1.0 million.

On March 28, 2018, we were awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development. The award for Phase I was $225,000 and the SBIR grant has the potential to provide a total award of $1.7 million. If Phase I is successful, and funding is available, a Phase II award of up to approximately $1.5 million would support pre-clinical testing of pediatric Cellspan™ Esophageal Implants planned to begin later in 2017. The Phase II funds, if awarded, would be spent over an estimated two years.

We have incurred substantial operating losses since our inception, and as of December 31, 2017 have an accumulated deficit of approximately $48.2 million and will require additional financing to fund future operations. We expect that our cash on hand at December 31, 2017 of $4.0 million, along with net proceeds of approximately $1.1 million from the issuance of common stock in private placement transactions in January and February 2018, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2018.

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

Results of Operations

Components of Operating Loss

Research and development expense. Research and development expense consists of salaries and related expenses, including stock-based compensation, for personnel and contracted consultants and various materials and other costs to develop our new products, primarily: synthetic organ scaffolds, including investigation and development of materials and investigation and optimization of cellularization, and 3D organ bioreactors, as well as studies of cells and cell behavior. Other research and development expenses include the costs of outside service providers and material costs for prototype and test units and outside laboratories and testing facilities performing cell growth and materials experiments, as well as the costs of all other preclinical research and testing including animal studies and expenses related to potential patents. We expense research and development costs as incurred.

Selling, general and administrative expense. Selling, general and administrative expense consists primarily of salaries and other related expenses, including stock-based compensation, for personnel in executive, accounting, information technology and human resources roles. Other costs include professional fees for legal and accounting services, insurance, investor relations and facility costs. In 2017 and 2016, our sales and marketing expenses were immaterial given our focus on research and development.

Changes in fair value of warrant liability, net of issuance costs. Changes in fair value of warrant liability, net of issuance costs, represent the change in the fair value of common stock warrants from the date of issuance to the end of the reporting period during the years ended December 31, 2017 and 2016, and in subsequent quarterly periods, the change in the fair value of common stock warrants from the date between each reporting period until the liability is settled. We use the Black-Scholes pricing model to value the related warrant liability. The costs associated with the issuance of the warrants have been recorded as an expense upon issuance.

Other expense

Other expense represented a loss on disposal of equipment.

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

Share-based Compensation

We account for our share-based compensation in accordance with the fair value recognition provisions of current authoritative guidance. Share-based awards, including stock options, are measured at fair value as of the grant date and recognized as expense over the requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis. Expense on share-based awards for which vesting is performance or milestone based is recognized on a straight-line basis from the date when we determine the achievement of the milestone is probable to the vesting/milestone achievement date. Since share-based compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. We estimate forfeitures at the time of grant and revise our estimate, if necessary, in subsequent periods. We estimate the fair value of options granted using the Black-Scholes option valuation model. Significant judgment is required in determining the proper assumptions used in these models. The assumptions used include the risk-free interest rate, expected term, expected volatility and expected dividend yield. We base our assumptions on historical data when available or when not available, on a peer group of companies. However, these assumptions consist of estimates of future market conditions, which are inherently uncertain and subject to our judgment, and therefore any changes in assumptions could significantly impact the future grant date fair value of share-based awards

Total share-based compensation expense for the years ended December 31, 2017 and 2016 was $0.7 million and $1.3 million, respectively. Share based compensation is further described in Note 11 to the Consolidated Financial Statements.

Warrant Liability

We classify a warrant to purchase shares of our common stock as a liability in our consolidated balance sheets when the warrant is a free-standing financial instrument that may require us to transfer cash consideration upon exercise and that cash transfer event would be out of our control. Such a “liability warrant” is initially recorded at fair value on the date of grant using the Black-Scholes model and net of issuance costs, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense) in the consolidated statement of operations and comprehensive loss. We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

We did not recognize any revenues during the year ended December 31, 2017. Revenues amounted to $82 thousand for the year ended December 31, 2016 and represented the sale of research bioreactor equipment through Harvard Bioscience, to end users working on organ regeneration research. We do not expect to have any additional sales of research bioreactor equipment in the future.

Cost of revenues

There were no cost of revenues during the year ended December 31, 2017. Cost of revenues amounted to $116 thousand during the year ended December 31, 2016 and represented labor, materials and allocated overhead costs for our research bioreactor equipment sales.

Research and Development Expense

Research and development expense was virtually unchanged at $7.6 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This similar level of expense was primarily due to an increase in research and development associated with our programs offset by a decrease in share-based compensation in the amount of $0.4 million. The Company’s research and development costs decreased during the fourth quarter of 2017 compared to the same period in 2016 due to headcount reductions.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $0.6 million, or 13.3% to $3.9 million for the year ended December 31, 2017 compared from $4.5 million for the year ended December 31, 2016. This decrease was due to primarily a decrease in share-based compensation costs in the amount of $0.2 million related to general and administrative personnel and a decrease in investor relations costs of $0.2 million, partially offset by an increase in professional fees primarily related to legal fees for potential financings during the year, as well as the Company’s private placement in the fourth quarter of 2017.

Change in fair value of warrant liability, net of issuance costs

During the year ended December 31, 2017, the change in fair value of our warrant liability, net of $0.4 million of issuance costs resulted in $0.3 million of expense compared to $0.5 million of income for the year ended December 31, 2016. The $0.3 million of expense represented a $0.1 million decrease in the fair value of the warrants, which was more than offset by $0.4 million of issuance costs associated with the warrants issued in 2017. Holders agreed to the modification of 952,184 warrants in the second and third quarters of 2017 such that the modified warrants meet the definition of an equity instrument. The exercise of warrants to purchase 132,367 shares of common stock during the third quarter of 2017 included 83,616 warrants that had not been modified. The modification and exercise of the liability warrants resulted in a $4.3 million reclassification to additional paid in capital from warrant liability. This modification and exercise resulted in a relatively small amount of warrants subject to liability accounting, as reflected by the warrant liability balance of approximately $16,000 at December 31, 2017.

The $0.5 million of income, which resulted from the change in the fair value of our warrant liability, for the year ended December 31, 2016 was due to a decrease in the fair value of the warrants, specifically with respect to the value of the underlying common shares.

Other expense

During the year ended December 31, 2017, other expense represented a loss on the disposal of equipment of approximately $0.1 million.

There was no other expense for the year ended December 31, 2016.

Liquidity and Capital Resources

Sources of liquidity.  We have incurred operating losses since inception, and as of December 31, 2017 we had an accumulated deficit of approximately $48.2 million. We are currently investing significant resources in the development and commercialization of our products for use by clinicians and researchers in the field of regenerative medicine. As a result, we expect to incur operating losses and negative operating cash flow for the foreseeable future.

Operating activities.  Net cash used in operating activities of $11.0 million for the year ended December 31, 2017 was primarily a result of our $11.9 million net loss and $0.7 million of unfavorable changes in working capital due primarily to timing of payment of accrued and other current liabilities, which were partially offset by a $1.4 million add-back of non-cash expenses of stock-based compensation, depreciation, and change in fair value of warrant liability.

Net cash used in operating activities of $9.1 million for the year ended December 31, 2016 was primarily a result of our $11.6 million net loss, offset by a $1.3 million add-back of non-cash expenses of stock-based compensation, depreciation, change in fair value of warrant liability and favorable changes in working capital of $1.2 million.

Investing activities.  Net cash used in investing activities for the years ended December 31, 2017 and 2016 totaled $0.1 million and $0.3 million, respectively, and represented additions to property, plant and equipment. The decrease of $0.2 million was due to lower levels of capital expenditures.

Financing activities. Net cash generated from financing activities during the year ended December 31, 2017 of $12.2 million consisted primarily of the net proceeds in the amount of $6.8 million from the issuance of 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock in February 2017, net proceeds of $1.1 million from the exercise of warrants during 2017, and net proceeds of $4.1 million from the issuance of Series D Preferred Stock, common stock and warrants in a private placement transaction in December 2017. Net cash generated from cash flows from financing activities also included a deposit of $0.3 million from an investor related to the private placement transaction that was subsequently repaid in January 2018.

Net cash generated from financing activities during the year ended December 31, 2016 in the amount of $4.8 million consisted of net proceeds in the amount of $4.5 million from the issuance of 141,844 shares of our common stock at a purchase price of $35.25 per share and the issuance of warrants to purchase 70,992 shares of common stock at an exercise price of $35.25 per warrant, as well as net proceeds in the amount of $0.3 million from the issuance of 7,500 shares of common stock under the Aspire Purchase Agreement.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing at the end of this Annual Report.

Off - Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable Securities and Exchange Commission rules.

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

In connection with the preparation of this Annual Report on the Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In connection with the preparation of this report, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, and as a smaller reporting company, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, KPMG LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2017.

(c)	Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2017. Based on that evaluation, management concluded that there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2018 Annual Meeting of Stockholders. Information concerning executive officers of our Company is included in Part I of this Annual Report on Form 10-K as Item 1. Business-Executive Officers of the Registrant and incorporated herein by reference.

Item 11.	Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2018 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2018 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2018 Annual Meeting of Stockholders

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2018 Annual Meeting of Stockholders.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BIOSTAGE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Biostage, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Biostage, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and will require additional financing to fund future operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Cambridge, Massachusetts
April 2, 2018

BIOSTAGE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	December 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash	$4,038	$2,941
Accounts receivable	-	42
Prepaid expenses	289	291
Other current assets	86	212
Total current assets	4,413	3,486

Property, plant and equipment, net	632	1,065
Total non-current assets	632	1,065
Total assets	$5,045	$4,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$923	$962
Accrued and other current liabilities	383	1,210
Due to related party	300	-
Warrant liability	16	605
Total current liabilities	1,622	2,777
Total liabilities	1,622	2,777

Commitments and contingencies (note 6)

Stockholders' equity:
Undesignated preferred stock, $0.01 par value; 984,000 and 996,000 shares authorized at December 31, 2017 and 2016, respectively; none issued and outstanding	-	-
Series D convertible preferred stock, par value $0.01 per share, 12,000 and 0 shares authorized at December 31, 2017 and 2016, respectively; 3,108 and 0 shares issued and outstanding at December 31, 2017 and 2016, respectively (aggregate liquidation value of $3,108,000 at December 31, 2017)	1,475	-
Common stock, par value $0.01 per share, 120,000,000 and 60,000,000 shares authorized at December 31, 2017 and 2016, respectively; 2,507,304 and 855,448 issued and outstanding at December 31 2017 and 2016, respectively	25	9
Additional paid-in capital	50,157	38,083
Accumulated deficit	(48,234)	(36,318)
Total stockholders' equity	3,423	1,774
Total liabilities and stockholders' equity	$5,045	$4,551

See accompanying notes to consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years ended December 31,
	2017	2016

Revenues	$-	$82
Cost of revenues	-	116
Gross loss	-	(34)

Operating expenses:
Research and development	7,588	7,603
Selling, general and administrative	3,880	4,489
Total operating expenses	11,468	12,092

Operating loss	(11,468)	(12,126)

Other income (expense):
Change in fair value of warrant liability, net of issuance costs	(337)	547
Other expense	(111)	-
	(448)	547

Loss before income taxes	(11,916)	(11,579)
Income taxes	-	-

Net loss	$(11,916)	$(11,579)

Basic and diluted net loss per share	$(6.63)	$(14.49)
Weighted average common shares, basic and diluted	1,797	799

Comprehensive loss:
Net loss	$(11,916)	$(11,579)
Foreign currency translation adjustments	-	8
Total comprehensive loss	$(11,916)	$(11,571)

See accompanying notes to consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Number of Common Shares Outstanding	Common Stock	Number of Series D Convertible Preferred Shares	Series D Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2015	705	$7		$-	$33,042	$(24,739)	$(8)	$8,302
Net loss	-	-	-	-	-	(11,579)	-	(11,579)
Share based compensation	-	-	-	-	1,327	-	-	1,327
Issuance of common stock under employee stock purchase plan	1	-	-	-	22	-	-	22
Issuance of common stock, net of offering costs	149	2	-	-	3,692	-	-	3,694
Other comprehensive income	-	-	-	-	-	-	8	8
Balance at December 31, 2016	855	9	-	-	38,083	(36,318)	$-	1,774
Net loss	-	-	-	-	-	(11,916)	-	(11,916)
Share based compensation	-	-	-	-	693	-	-	693
Issuance of common stock under employee stock purchase plan	1	-	-	-	13	-	-	13
Issuance of common stock, net of offering costs	1,518	15	-	-	3,876	-	-	3,891
Reclassification of warrant liability upon modification	-	-	-	-	3,746	-	-	3,746
Reclassification of warrant liability upon warrant exercise	-	-	-	-	581	-	-	581
Issuance of common stock upon warrant exercises	133	1	-	-	1,059	-	-	1,060
Issuance of series D convertible preferred, net of offering costs	-	-	3	1,475	-	-	-	1,475
Issuance of warrants to purchase common stock in connection with issuance of Series D preferred and common stock above	-	-	-	-	2,106	-	-	2,106
Balance at December 31, 2017	2,507	$25	3	$1,475	$50,157	$(48,234)	$-	$3,423

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2017	2016

Cash flows used in operating activities:
Net loss:	$(11,916)	$(11,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	693	1,327
Depreciation	413	454
Loss on sale of equipment	160	-
Change in fair value of warrant liability, net of issuance costs	337	(547)
Changes in operating assets and liabilities:
Accounts receivable	42	(21)
Inventories	-	75
Prepaid expenses	2	39
Other current assets	126	(212)
Accounts payable	(43)	472
Accrued and other current liabilities	(828)	934
Net cash used in operating activities	(11,014)	(9,058)

Cash flows used in investing activities:
Additions to property, plant and equipment	(136)	(302)
Net cash used in investing activities	(136)	(302)

Cash flows from financing activities:
Advance from related party	300	-
Proceeds from issuance of Series D convertible preferred stock, common stock and warrants, net	4,086	-
Proceeds from issuance of common stock and warrants, net of offering costs	6,801	4,496
Proceeds from issuance of common stock, net of offering costs	-	349
Proceeds from exercise of warrants	1,060	-
Net cash provided by financing activities	12,247	4,845
Net (decrease) increase in cash	1,097	(4,515)
Cash at the beginning of the year	2,941	7,456
Cash at the end of the year	$4,038	$2,941
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of warrant liability upon modification	$3,746	$-
Reclassification of warrant liability upon exercise of options	$581	$-
Receivable for sale of equipment included in loss on sale of equipment	$49
Equipment purchases included in accounts payable	$4	$133
Fair value of liability warrants issued in connection with issuance of common stock	$3,787	$116

See accompanying notes to consolidated financial statements.

BIOSTAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017 and 2016

1. Organization

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

On December 11, 2017, the Company entered into Securities Purchase Agreements (“SPAs”) with new investors for the sale of capital stock of the Company. This agreement resulted in the Company effecting a reverse stock split of its shares of common stock on December 22, 2017 at a ratio of 1-for-20. All share and per share amounts of common stock in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split. At that time, the Company’s common stock commenced trading on the OTCQB Venture Market on a reverse stock split basis. The Company had delisted from The NASDAQ Capital Market in October 2017 and began trading on the OTCQB Venture Market at that time. In connection with the SPAs, on December 27, 2017, the Company issued 518,000 shares of its common stock at $2.00 per share, 3,108 shares of its Series D Convertible Preferred Stock at $1,000 per share, and warrants to purchase 3,108,000 shares of common stock at an exercise price of $2.00 per share, in exchange for aggregate gross proceeds of approximately $4.1 million in a private placement transaction of unregistered shares with the new investors. The warrants were immediately exercisable and expire in December 2022.

Basis of Presentation

The financial statements reflect the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States (“GAAP”).

Going Concern

The Company has incurred substantial operating losses since its inception, and as of December 31, 2017 has an accumulated deficit of approximately $48.2 million and will require additional financing to fund future operations. The Company expects that its cash at December 31, 2017 of $4.0 million, along with net proceeds of approximately $1.1 million from the issuance of common stock in private placement transactions in January and February 2018, will enable it to fund its operating expenses and capital expenditure requirements into the third quarter of 2018. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds in future periods to fund its operations. In the event the Company does not raise additional capital from outside sources in the near future, it may be forced to curtail or cease its operations. Cash requirements and cash resource needs will vary significantly depending upon the timing and the financial and other resource needs that will be required to complete ongoing development and pre-clinical and clinical testing of products as well as regulatory efforts and collaborative arrangements necessary for the Company’s products that are currently under development. The Company will seek to raise necessary funds through a combination of public or private equity offerings, debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. The Company may not be able to obtain additional financing on terms favorable to us, if at all.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Biostage and its three wholly-owned subsidiaries, Harvard Apparatus Regenerative Technology GmbH (Germany), Harvard Apparatus Regenerative Technology AB (Sweden) and Biostage Limited (UK), which are currently dormant. All intercompany balances and transactions have been eliminated in consolidation.

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

Segment

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

The Company accounts for shipping and handling fees and costs in accordance with the provisions of FASB ASC 605-45-45, “Revenue Recognition - Principal Agent Considerations”, which requires all amounts charged to customers for shipping and handling to be classified as revenues. Costs related to shipping and handling are classified as cost of revenues. Provisions for warranties and product returns are estimated and accrued at the time sales are recorded. The Company has no obligations to customers after the date products are shipped or installed, if applicable, other than pursuant to warranty obligations. The Company provides for the estimated amount of future returns upon shipment of products or installation, if applicable, based on historical experience.

The Company did not recognize any revenue during the year ended December 31, 2017.

Research and Development

Research and development costs are expensed as incurred.

Stock-based Compensation

The Company measures all stock options and restricted stock awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock options and restricted stock awards with only service-based vesting conditions on a straight-line basis over the requisite service period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award).

The Company measures share-based awards granted to consultants and non-employees based on the fair value of the award on the date at which the related service is complete. Compensation expense is recognized over the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is re-measured using the then-current fair value of our ordinary shares and updated assumption inputs in the Black-Scholes option-pricing model

The Company elected to use the Black-Scholes option-pricing model for valuation of stock-based payment awards. The determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by its stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, its expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. When performance-based grants are issued, the Company recognizes no expense until achievement of the performance requirement is deemed probable.

Share-based compensation expense is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeiture where the minimum amount of expense recorded is at least equal to the percent of an award vested. Forfeitures were estimated based on historical experience and weighting of various employee classes under the respective Plans at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is their local currency. All assets and liabilities of its foreign subsidiaries are translated at exchange rates in effect at period-end. Income and expenses are translated at rates which approximate those in effect on the transaction dates. The resulting translation adjustment is recorded as a separate component of stockholders’ equity in accumulated other comprehensive loss in the consolidated balance sheets. Gains and losses resulting from foreign currency transactions are included in net loss. There was no cumulative translation adjustment at December 31, 2017 and 2016. The translation adjustment amount to approximately $8,000 for the year ended December 31, 2016. There was no translation adjustment for the year ended December 31, 2017 or foreign exchange currency gains or losses for the year ended December 31, 2017 and 2016.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. The Company follows the provisions of Financial Accounting Standards Board Accounting Standards Codification 220, “Comprehensive Income” (“FASB ASC 220”). FASB ASC 220 requires companies to report all changes in equity during a period, resulting from net income (loss) and transactions from non-owner sources, in a financial statement in the period in which they are recognized. The Company has chosen to disclose comprehensive loss, which encompasses net loss, foreign currency translation adjustments, net of tax, in the consolidated statements of operations and comprehensive loss.

Warrant Liability

The Company classifies a warrant to purchase shares of its common stock as a liability on its consolidated balance sheets when the warrant is a free-standing financial instrument that may require the Company to transfer cash consideration upon exercise and that cash transfer event would be out of the Company’s control. Such a “liability warrant” is initially recorded at fair value on date of grant using the Black-Scholes model and net of issuance costs, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

For warrants that do not meet the criteria of a liability warrant, the Company measures the value assigned to the warrant using the relative value method to allocate value to the common stock, preferred stock and warrants. The Company uses the Black-Scholes model to measure the value of the warrants at issuance and then applies the relative fair-value of the equity transaction between common stock, preferred stock and warrants. Common stock, preferred stock, and warrants each are considered permanent equity and any potential difference in fair value of each instrument would be reallocated within permanent equity with no periodic remeasurement.

Concentration of Credit Risk

Sales to Harvard Bioscience, the Company’s former distributor of research bioreactor systems, accounted for 100% of the trade receivables and revenues as of and for the year ended December 31, 2016. The Company did not record any revenues or accounts receivable during the year ended December 31, 2017.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and policy elections on the impact for forfeitures. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. The Company has adopted ASU 2016-09 in 2017 and adoption did not have a significant impact on the Company’s consolidated financial statements or related disclosures.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”) to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The Company adopted ASU 2014-15 during the year ended December 31, 2016 and has included the required disclosures in Note 1 to the consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This amendment addresses eight classification issues related to the statement of cash flows. For public business entities, the amendments in ASU 2016-15 are effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (“ASU 2016-18”) which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2018 and should be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company does not have any restricted cash balances at December 31, 2017 and therefore, it does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

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

The Company had no assets or liabilities classified as Level 1 or Level 2. The Company has concluded that warrants to purchase common stock, which are accounted for as liabilities as discussed in Note 5 are classified as Level 3.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	Fair Value Measurement as of December 31, 2017
	(In thousands)
	Level 1	Level 2	Level 3	Total
Warrant liability	$-	$-	$16	$16
Total	$-	$-	$16	$16

	Fair Value Measurement as of December 31, 2016
	(In thousands)
	Level 1	Level 2	Level 3	Total
Warrant liability	$-	$-	$605	$605
Total	$-	$-	$605	$605

There were no transfers between Level 1 and Level 2 in either of the years ended December 31, 2017 and December 31, 2016.

4. Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following:

	December 31,
	2017	2016
	(in thousands)
Leasehold improvements	$584	$467
Furniture, machinery and equipment	1,350	1,563
Computer equipment and software	464	447
Construction in progress	-	108
	2,398	2,585
Less: accumulated depreciation	(1,766)	(1,520)
Property, plant and equipment, net	$632	$1,065

Depreciation expense amounted to $413,000 and $454,000 for the years ended December 31, 2017 and 2016, respectively.

5. Warrant Liability

On May 19, 2016 and February 10, 2017, the Company closed on the sale of shares of the Company’s common stock, the issuance of warrants to purchase shares of common stock, and the issuance of warrants to the placement agent for each transaction. See Note 10

Due to a cash put provision within the warrant agreement, which could be enacted in certain change in control events, a liability associated with those warrants was initially recorded at fair value in the Company’s consolidated balance sheets upon issuance, and subsequently re-measured each fiscal quarter. The changes in the fair value between issuance and the end of each reporting period is recorded as a component of other income (expense), net in the consolidated statement of operations and comprehensive income.

During 2017, warrant holders of 952,184 warrants agreed to the modification of the terms of their warrants, which resulted in placing all situations that would allow the warrant holder to put the warrant for cash fully in control of the Company. As a result of the modification, the modified warrants are no longer liability classified and do not need to be re-measured. These modifications resulted in a $3.7 million value of those warrants being reclassified from Warrant Liabilities to Additional Paid in Capital. There were 132,367 warrants exercised during 2017. The remaining un-modified 92,213 warrants will continue to be re-measured at each reporting period as long as they are outstanding and un-modified.

The Company has re-measured the liability to estimated fair value at inception, prior to modification and at each reporting date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Assumptions for estimating fair value of warrants		Assumptions for estimating fair value
	modified during the three months ended		on reporting dates of
	September 30, 2017	June 30, 2017	December 31, 2017	December 31, 2016

Risk-free interest rate	1.89%	1.77%	2.09%	1.93%
Expected volatility	82.3%	82.4%	85.0%	72.7%
Expected term (in years)	4.6	4.6	4.1	4.9
Expected dividend yield	-	-	-	-
Exercise price	$8.00	$10.00	$8.00	$35.25
Market value of common stock	$8.20	$6.60	$0.87	$17.80
Warrants to purchase shares of common stock	100,101	824,442	92,212	78,014

The following table presents a reconciliation of the Company’s warrant liabilities for the years ended December 31, 2017 and 2016:

Warrant Liability
(in thousands)
Balance at December 31, 2015	$-
Issuance of warrants	1,281
Change in fair value upon re-measurement (1)	(676)
Balance at December 31, 2016	605
Issuance of warrants	3,787
Reclassification of warrant liability to additional paid in capital upon modification	(3,746)
Reclassification of warrant liability to additional paid in capital upon exercise	(581)
Change in fair value upon re-measurement (2)	(49)
Balance at December 31, 2017	$16

(1)	Issuance costs allocated to the warranty liability issued in 2016 amounted to $129 and have been included in the change in fair value of the warranty liability in the accompanying consolidated statements of operations and comprehensive loss.

(2)	Issuance costs allocated to the warranty liability issued in 2017 amounted to $385 and have been included in the change in fair value of the warranty liability in the accompanying consolidated statements of operations and comprehensive loss.

6. Commitments and Contingent Liabilities

Lease Arrangement

First Pecos Breach Notice

In June, 2017, the Company entered into a binding Memorandum of Understanding with First Pecos, LLC (“First Pecos”), pursuant to which the Company agreed to issue to First Pecos in a private placement 9,700,000 shares of its common stock at a purchase price of $0.315 per share or, to the extent First Pecos, following the transaction, would own more than 19.9% of the Company’s common stock, shares of a new class of preferred stock of the Company with a per-share purchase price of $1,000.

In October 2017, as a result of First Pecos failure to deliver the Purchase Price to the Company following satisfaction of all closing conditions in the Purchase Agreement, the Company delivered a notice to First Pecos and its manager, Leon “Chip” Greenblatt III, stating that First Pecos was in breach of the Purchase Agreement. None of the shares of common stock, shares of Preferred Stock or Warrants were issued to First Pecos. Also in October 2017, First Pecos delivered a notice to the Company stating that, as a result of alleged breaches by the Company of its obligations pursuant to the Purchase Agreement, First Pecos terminated the Purchase Agreement and demanded that the Company pay a $500,000 termination fee pursuant to the terms of the Purchase Agreement.

The Company believes that it was not in breach of the Purchase Agreement at any time, and that First Pecos’ notice was unjustified and without any legal merit or factual basis. Accordingly, the Company believes that First Pecos was not entitled to terminate the Purchase Agreement, and is not entitled to any termination fee thereunder, as the failure to consummate the Pecos Placement resulted from First Pecos’ breach of the Purchase Agreement. The Company has not accrued for this liability as the Company believes the claim to be without merit.

In October 2013, the Company entered into a sublease with Harvard Bioscience effective November 1, 2013 for its headquarters, offices, manufacturing, and research and development facilities located in Holliston, Massachusetts. The operating lease was non-cancelable for an initial eighteen-month period. The sublease was automatically extended in 2017 through May 31, 2018 and will renew annually unless the Company or Harvard Bioscience provides a notice of termination within one hundred and eighty days prior to May 31 of each year. Total rent expense was $0.1 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively. Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at December 31, 2017 amounts to $102 thousand in 2018 and $43 thousand in 2019. See Note 15.

Other

On April 14, 2017, representatives for the estate of a deceased individual filed a civil lawsuit in the Suffolk Superior Court, in Boston, Massachusetts, against the Company, Harvard Bioscience and other defendants. The complaint alleges that the decedent was harmed by two tracheal implants that incorporated synthetic trachea scaffolds and a biologic component combined by the implanting surgeon with a bioreactor, and surgically implanted in the decedent in two surgeries performed in 2012 and 2013, which harm caused her injury and death. The civil complaint seeks a non-specific sum of money to compensate the plaintiffs. This civil lawsuit relates to the Company’s first-generation trachea scaffold technology for which the Company discontinued development in 2014, and not to the Company’s current Cellframe technology nor to its lead development product candidate, the Cellspan esophageal implant. The litigation is at an early stage and the Company intends to vigorously defend this case. While the Company believes that such claim lacks merit, the Company is unable to predict the ultimate outcome of such litigation. In accordance with a separation and distribution agreement between Harvard Bioscience and the Company relating to the Separation, the Company would be required to indemnify Harvard Bioscience against losses that Harvard Bioscience may suffer as a result of this litigation. The Company has been informed by its insurance provider that the case has been accepted as an insurable claim under the Company’s product liability insurance policy.

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the above matter, there are no such matters pending that the Company expects to be material in relation to its business, financial condition, and results of operations or cash flows.

7. Income Taxes

Income taxes for the years ended December 31, 2017 and 2016 differed from the amount computed by applying the U.S. federal income tax rate of 34% to pre-tax loss as a result of the following:

	Years ended December 31,
	2017	2016
	(in thousands)
Computed “expected” income tax benefit	$(4,051)	$(3,937)
Increase (decrease) in income taxes resulting from:
Foreign tax rate and regulation differential	-	1
State income tax benefit, net of federal income tax benefit	(716)	(694)
Permanent items, primarily change in fair value of warrants	143	(185)
Tax credits	(452)	(400)
Adjustment of prior year income tax	729	-
Change in deferred income tax rate	5,652	-
Change in valuation allowance allocated to income tax expense	(1,305)	5,215
Total income taxes	$-	$-

The Company has incurred pre-tax losses for the years ended December 31, 2017 and 2016:

	Years ended December 31,
	2017	2016
	(in thousands)
Domestic	$(11,916)	$(11,569)
Foreign	-	(10)
Total	$(11,916)	$(11,579)

The components of the Company’s deferred tax asset are as follows:

	Years ended December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Operating loss and credit carryforwards	$6,819	$7,207
Capitalized research and development	4,939	5,282
Stock-based compensation	2,021	2,683
Other	56	63
Total deferred tax assets	13,835	15,235
Less: valuation allowance	(13,835)	(15,140)
Deferred tax assets	-	95
Deferred tax liabilities:
Accrued expenses	-	95
Deferred tax assets, net	-	-

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (“TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); and modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”.

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company has reevaluated its assets and liabilities associated with such future tax benefits in the current year and recognized a decrease in its deferred tax asset of $5.8 million. This reduction in the deferred tax asset from the change in the deferred tax rate has been offset by a coinciding reduction in the associated valuation allowance, creating a $0 net impact.

The Company has recorded a valuation allowance against its deferred tax assets for the years ended December 31, 2017 and 2016, because the Company’s management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $5.2 million for the year ended December 31, 2016 primarily as a result of operating losses generated with no corresponding financial statement benefit. The valuation allowance decreased by approximately $1.1 million for the year ended December 31, 2017 due to the decrease in the corporate tax rate from 34% to 21%, which was enacted on December 22, 2017, partially offset by an increase in net operating losses.

As of December 31, 2017, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $19.8 million to offset future federal taxable income. As of December 31, 2017, the Company had state net operating loss carryforwards of approximately $19.4 million to offset future state taxable income. The federal and state NOLs begin to expire in 2033. As of December 31, 2017, the Company also has federal and state tax research and development credit carryforwards of approximately $0.9 million and $0.6 million, respectively, to offset future income taxes. The federal and state research and development tax credit carryforwards begin to expire in 2033 and 2029, respectively

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has recently completed several equity financings transactions which have either individually or cumulatively resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future. The Company does not believe the impact of any limitation on the use of its net operating loss or credit carryforwards will have a material impact on the Company’s consolidated financial statements since the Company has a full valuation allowance against its deferred tax assets due to the uncertainty regarding future taxable income for the foreseeable future.

For all years through December 31, 2017, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

The Company has determined that any uncertain tax positions would have no material impact on the consolidated financial statements of the Company and there are no unrecognized tax benefits or related interest and penalties accrued for the period for the years ended December 31, 2017 and 2016. When necessary, the Company will recognize interest and penalties related to uncertain tax positions in income tax expense.

The Company is subject to U.S. federal income tax and Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for all periods from inception through December 31, 2017; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

8. Employee Benefit Plans

The Company sponsors a retirement plan for their U.S. employees, which includes employee savings plans established under Section 401(k) of the U.S. Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all full-time employees who meet certain eligibility requirements. Contributions to the retirement plan are at the discretion of management. The Company’s matching contributions to the plan were approximately $0.1 million for each of the years ended December 31, 2017 and 2016.

9. Preferred Stock

The Company had the following categories of Preferred Stock, $0.01 par value, at December 31, 2017:

	Authorized	Issued	Outstanding

Undesignated Preferred Stock	984,000	-	-
Series B Convertible Preferred Stock (1)	1,000,000	695,857	-
Series C Convertible Preferred Stock (2)	4,000	-	-
Series D Convertible Preferred Stock	12,000	3,108	3,108

The Company had the following categories of Preferred Stock, $0.01 par value, at December 31, 2016:

	Authorized	Issued	Outstanding

Undesignated Preferred Stock	996,000	-	-
Series B Convertible Preferred Stock (1)	1,000,000	695,857	-
Series C Convertible Preferred Stock (2)	4,000	-	-

(1)	The Company issued 695,857 shares of its Series B Convertible Preferred Stock in February 2015, which were subsequently converted into common stock during the year ended December 31, 2015.
(2)	The Company designated the Series Convertible Preferred Stock in August 2017, but did not issue any Series C convertible preferred shares.

Undesignated Preferred Stock

The Board of Directors may exercise its authority to issue undesignated preferred shares and determine the price, privileges and other terms of the shares without any further approval of stockholders.

Series D Convertible Preferred Stock

On December 27, 2017, the Company issued 518,000 shares of its common stock at $2.00 per share, 3,108 shares of its Series D Convertible Preferred Stock (the “Series D Preferred Stock”) at $1,000 per share, and warrants to purchase 3,108,000 shares of common stock at an exercise price of $2.00 per share, in exchange for aggregate gross proceeds of approximately $4.1 million in a private placement transaction of unregistered shares. The warrants were immediately exercisable and expire in December 2022. The Company has allocated $2.1 million of consideration to the warrants using the relative fair-value method and included such amount in additional paid in capital.

The relevant features of Series D Preferred Stock are as follows:

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the affairs of the Company (a “Deemed Liquidation Event”), each holder of a share of the Series D Preferred Stock is entitled to receive on a pari-passu basis with common stockholders any distribution of any of the assets or surplus funds of the Company as if all of the shares of Series D Preferred Stock been converted to common stock prior to the Deemed Liquidation Event.

Conversion

Each share of Series D Preferred Stock is convertible at the option of the holder, at any time after the date of issuance and without the payment of any additional consideration, into that number of shares of common stock as is determined by dividing the stated value of each share of Series D Preferred Stock of $1,000 by a conversion price of $2.00 per share. The shares of Series D Preferred Stock were convertible into 1,554,000 shares of common stock at December 31, 2017.

Voting Rights

The holders of Series D Preferred Stock are entitled to vote on all matters on which shares of common stock are entitled to vote (on an as-if-converted to common stock basis).

Dividend Rights

Holders of Series D Preferred Stock are entitled to receive, and the Company will pay, dividends on shares of Series D Preferred Stock equal (on an as-if-converted-to-common stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of Series D Preferred Stock.

Redemption Rights

The holders of Series D Preferred Stock are not entitled to any redemption rights, other than those under their liquidation rights.

Protective Rights

Holders of Series D Preferred Shares are entitled to certain protective rights whereby the Company cannot make certain decisions without the consent of a majority of the outstanding holders of the Series D Preferred Stock.

Classification

The Company has classified the Series D Preferred Stock as permanent equity since the ability to control redemption is not outside of the Company’s control.

10. Common Stock

During 2017, the Company increased the number of common shares authorized from 60 million to 120 million.

The following represent the Company’s common stock transactions during December 31, 2017 and 2016:

December 2017 Private Placement

On December 27, 2017, the Company issued 518,000 shares of its common stock at $2.00 per share in connection with its Series D Preferred Stock issuance in a private placement transaction. See Note 9.

February 2017 Shares Offering

On February 10, 2017, the Company completed a public offering of 1,000,000 shares of common stock at a purchase price of $8.00 per share and the issuance of warrants to purchase 1,000,000 million shares of common stock at an exercise price of $8.00 per warrant for gross proceeds of $8.0 million or approximately $6.8 million net of issuance costs. Additionally, the Company issued to the placement agent warrants to purchase 50,000 shares of common stock for the offering at an exercise price of $10.00 per warrant.

May 2016 Share Offerings

On May 19, 2016, the Company closed on a Securities Purchase Agreement (the “Purchase Agreement”) for the sale of 141,844 shares of common stock at a purchase price of $35.25 per share and the issuance of warrants to purchase 70,922 shares of common stock at an exercise price of $35.25 per warrant for gross proceeds of $5.0 million. Additionally, the Company issued to the placement agent warrants to purchase 7,092 shares of common stock to the placement agent for the offering at an exercise price of $35.25 per warrant. The warrants are exercisable and expire May 19, 2021. As of December 31, 2017, all 78,041 warrants remain outstanding.

In addition, in a separate transaction the Company issued 7,500 shares of common stock under the common stock purchase agreement with Aspire Capital Fund, LLC in exchange for gross proceeds of $371,000, or $349,000 net of issuance costs on May 12, 2016. The transaction was the final issuance under a common stock purchase agreement with Aspire Capital Fund, LLC which commenced in December 2015 and was terminated without penalty on May 17, 2016.

Employee Stock Purchase Plan

In 2013, the Company approved the 2013 Employee Stock Purchase Plan (the “ESPP Plan”). Under the ESPP Plan, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 7,500 shares of common stock are authorized for issuance of which 4,534 shares were issued as of December 31, 2017. There are 2,966 shares available for issuance as of December 31, 2017.

Shareholder Rights Plan

The Company had adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company’s common stock. Initially, these rights would not be exercisable and traded with the shares of the Company’s common stock. The Company’s Board of Directors canceled the Shareholder Right Plan in August 2017.

11. Share-Based Compensation

Biostage 2013 Equity Incentive Plan

The Company maintains the 2013 Equity Incentive Plan (the “Plan”) for the benefit of certain of its officers, employees, non-employee directors, and other key persons (including consultants and advisory board members). All options and awards granted under the Plan consist of the Company’s shares of common stock. The Company’s policy is to issue stock available from its registered but unissued stock pool through its transfer agent to satisfy stock option exercises and vesting of the restricted stock units. The vesting period for awards is generally four years and the contractual life is ten years. In March 2016, the Company’s board of directors approved an increase of 100,000 shares from 198,000 shares of its common stock authorized to be issued under the Plan to 298,000 shares.

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

The Company also issued equity awards under the Plan at the time of the Distribution to all holders of Harvard Bioscience equity awards as part of an adjustment (the “Adjustment”) to prevent a loss of value due to the Distribution. Compensation expense recognized under the Plan relates to service provided by employees, board members and a non-employee of the Company. There was no required compensation associated with the Adjustment awards to employees who remained at Harvard Bioscience. During 2017 and 2016, no options or restricted stock units were granted to Harvard Bioscience employees or directors, and the Company does not anticipate issuing any to Harvard Bioscience employees in the future.

Stock option activity under the Plan for the year ended December 31, 2017 was as follows:

	Amount	Weighted-average exercise price	Weighted-average contractual life

Outstanding at December 31, 2016	193,884	$56.10	8.37
Granted	94,825	7.94
Canceled	(121,235)
Outstanding at December 31, 2017	167,474	$45.84	6.99
Options exercisable	100,188	$63.28	5.99
Options vested and expected to vest	152,117	$47.89

Aggregate intrinsic value for outstanding options and exercisable options for the year ended December 31, 2017 amounted to $0 and was based on the Company’s closing stock price of $0.87 per share as of December 31, 2017. As of December 31, 2017, unrecognized compensation cost related to unvested awards amounted to $0.7 million, which will be recognized over a weighted average period of 1.79 years.

The Company uses the Black- Scholes model to value its stock options. The weighted average assumptions for valuing those options granted were as follows:

	Year Ended December 31,
	2017	2016
Volatility	79.21%	74.18%
Risk-free interest rate	2.27%	1.53%
Expected holding period	6.31 years	6.14 years
Dividend yield	-%	-%

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

The weighted average estimated fair value of stock options granted using the Black-Scholes model was $5.56 per share during 2017 and $20.26 per share during 2016.

The Company also has issued restricted stock units under the Plan. Unvested shares of restricted common stock may not be sold or transferred by the holder. The following table summarizes the Company’s unvested restricted stock unit activity under the Plan for the year ended December 31, 2017:

	Amount	Grant date fair value

Unvested at December 31, 2016	13	$120.00
Granted	20,237	7.68
Canceled	(5,362)	7.68
Vested	(13)	120.00
Unvested at December 31, 2017	14,875	$7.68

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

As of December 31, 2017, there was no unrecognized compensation costs as all awards were fully vested.

Share-based compensation expense related to both the Plan and the Harvard Bioscience Plan for the years ended December 31, 2017 and 2016 was allocated as follows:

	Years Ended December 31,
	2017	2016
	(in thousands)

Research and development	$276	$668
Selling, general and administrative	417	659
Total stock-based compensation	$693	$1,327

12. Net loss per Share

Basic and diluted net loss per share was calculated as follows:

	Years Ended December 31,
	2017	2016
	(in thousands, except per share data)
Net loss	$(11,916)	$(11,579)
Weighted average shares outstanding	1,797	799
Net loss per share – basic and diluted	$(6.63)	$(14.49)

The Company’s potential dilutive securities, which include stock options, unvested restricted common stock units, Series D convertible preferred stock and warrants, have been excluded from the computation of diluted net loss per share whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2017 and 2016 because including them would have had an anti-dilutive effect:

	Years Ended December 31,
	2017	2016
	(in thousands)

Series D convertible preferred stock	1,554,000	-
Unvested restricted common stock units	14,875	13
Warrants to purchase common stock	4,103,647	78,014
Options to purchase common stock	167,474	193,884
Total	5,839,996	271,911

13. Headcount Reduction

During October and November 2017 and in effort to conserve cash, the Company completed a reduction in headcount of 20 of its employees. In addition, officers of the Company agreed to a temporary reduction in their salaries by 50% effective November 2017. The Company incurred charges for termination benefits in connection with the headcount reduction of approximately $99,000 for employee severance and related costs. The Company did not make any payments during the year ended December 31, 2017. All amounts were paid in January and February 2018.

14. Other Expense

Other income (expense), net consisted of the following for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
	(in thousands)
Other expense:
Loss on disposal of equipment	$(111)	$-
Total other expense	$(111)	$-

15. Related Party Transactions

Relationship with Harvard Bioscience

On October 31, 2013, Harvard Bioscience, Inc. contributed its regenerative medicine business assets, plus $15 million of cash, into Biostage pursuant to the Separation. On November 1, 2013, the spin-off of the Company from Harvard Bioscience was completed. On that date, the Company became an independent company that operates the regenerative medicine business previously owned by Harvard Bioscience. The spin-off was completed through the distribution of all the shares of common stock of Biostage to Harvard Bioscience stockholders pursuant to the Distribution.

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

On November 3, 2017, in exchange for settlement of approximately $0.1 million of outstanding rent and operating expenses due to Harvard Bioscience, Biostage sold all of its current stock of research bioreactor parts, a royalty free perpetual sublicensable and transferable right and license to use the intellectual property, including but not limited to certain patents covering research bioreactors, and relinquished exclusive manufacturing or distribution rights with respect to research bioreactors to Harvard Bioscience. The Company had ceased the manufacture of research bioreactors in late 2016, to concentrate its efforts solely development of its clinical product candidates. This settlement only covers research bioreactors, not to be used for clinical purposes. The Company retains full exclusive rights to all assets and rights associated with the clinical bioreactor used in the development of the Company’s current Cellframe technology.

Due to Related Party

In connection with the Company’s private placement transaction in December 2017, an investor placed a deposit in the amount of $0.3 million with the Company, which was subsequently repaid in January 2018.

16. Quarterly Financial Information (Unaudited)

Statement of Operations Data:

	First	Second	Third	Fourth	Fiscal
2017	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)

Revenues	$-	$-	$-	$-	$-
Gross profit	-	-	-	-	-
Net loss	(3,841)	(3,603)	(3,243)	(1,229)	(11,916)
Basic and diluted net loss per share	$(2.83)	$(1.94)	$(1.66)	$(0.61)	$(6.63)

	First	Second	Third	Fourth	Fiscal
2016	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share data)

Revenues	$-	$28	$26	$28	$82
Gross (loss) profit	-	(16)	13	(31)	(34)
Net loss	(2,472)	(2,712)	(3,053)	(3,342)	(11,579)
Basic and diluted net loss per share	$(3.50)	$(3.49)	$(3.57)	$(3.91)	$(14.49)

17. Subsequent events

On March 28, 2018, the Company was awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development. The award for Phase I was $225,000 and the SBIR grant has the potential to provide a total award of $1.7 million. If Phase I is successful, and funding is available, a Phase II award of up to approximately $1.5 million would support pre-clinical testing of pediatric Cellspan™ Esophageal Implants planned to begin later in 2017. The Phase II Funds, if awarded, would be spent over an estimated two years.

On February 20, 2018, the Company completed a private placement of 302,115 shares of common stock at a purchase price of $3.31 per share for net proceeds of $1.0 million.

On January 3, 2018, the Company issued 50,000 shares of its common stock at a price of $2.00 per share and warrants to purchase 75,000 shares of common stock at an exercise price of $2.00 per share. The Company received net proceeds from the sale of common stock of $0.1 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biostage, Inc.
Date: April 2, 2018
	By:	/s/ James McGorry
James McGorry
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James McGorry	Chief Executive Officer and Director	April 2, 2018
James McGorry	(Principal Executive Officer)

/s/ Thomas McNaughton	Chief Financial Officer	April 2, 2018
Thomas McNaughton	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jason Jing Chen	Chairman	April 2, 2018
Jason Jing Chen

/s/ John Canepa	Director	April 2, 2018
John Canepa

/s/ Blaine McKee	Director	April 2, 2018
Blaine McKee

/s/ Thomas Robinson	Director	April 2, 2018
Thomas Robinson

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit
2.1§(3)	Separation and Distribution Agreement between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013.
3.1 (1)	Amended and Restated Certificate of Incorporation of Biostage, Inc.
3.2 (14)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated March 30, 2016.
3.3(16)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated May 26, 2016.
3.4 (14)	Amended and Restated By-laws of the Biostage, Inc.
3.5(2)	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Biostage, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock.
3.6(6)	Certificate of Designation of Series B Convertible Preferred Stock of Biostage, Inc. classifying and designating the Series B Convertible Preferred Stock.
3.8(17)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated April 26, 2017.
3.9(19)	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of Biostage, Inc. classifying and designating the Series C Convertible Preferred Stock.
3.10(19)	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock.
3.11(20)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated December 22, 2017.
3.12(23)	Certificate of Designations, Preferences, Rights and Limitations of Series D Convertible Preferred Stock of Biostage, Inc. classifying and designating the Series D Convertible Preferred Stock.
4.1(1)	Specimen Stock Certificate evidencing shares of common stock
4.2(7)	Specimen Series B Convertible Preferred Stock Certificate
4.3(10)	Registration Rights Agreement, dated December 15, 2015, between Biostage, Inc. and Aspire Capital Fund, LLC.
4.4(19)	Amendment No. 2 to Shareholder Rights Agreement, dated as of August 14, 2017 between Biostage, Inc. and Computershare Trust Company, N.A., as successor to Registrar and Transfer Company.
4.5(23)	Form of Common Stock Purchase Warrant.
10.1(3)	Intellectual Property Matters Agreement between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013.
10.2(3)	Product Distribution Agreement between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013.
10.3(3)	Tax Sharing Agreement between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013.
10.4(3)	Transition Services Agreement between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013.
10.5(3)	Sublease by and between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013.
10.6#(3)	Employment Agreement between Biostage, Inc. and Thomas McNaughton dated as of October 31, 2013.
10.7(1)	Form of Indemnification Agreement for Officers and Directors.
10.8(1)	2013 Equity Incentive Plan.
10.9(1)	Employee Stock Purchase Plan.
10.10(1)	Form of Incentive Stock Option Agreement.
10.11(1)	Form of Non-Qualified Stock Option Agreement for executive officers.
10.12(1)	Form of Non-Qualified Stock Option Agreement for directors.
10.13(1)	Form of Deferred Stock Award Agreement.
10.14#(1)	Director Compensation Arrangements.
10.15† (4)	Sublicense Agreement dated as of December 7, 2012 between Biostage, Inc. and Harvard Bioscience, Inc., and related Trademark License Agreement, dated December 19, 2002, by and between Harvard Bioscience, Inc. and President and Fellows of Harvard College.
10.16(1)	Patent Rights Assignment dated December 21, 2012 between Biostage, Inc. and Dr. Paolo Macchiarini.

10.17(1)	Novel Surgery Agreement dated as of May 21, 2012 between Biostage, Inc. and State Budget Institution of Public Health Department Regional Clinical Hospital #1 and Vladimir Alekseevich Porhanov.
10.18(1)	Novel Surgery Agreement dated as of May 24, 2012 between Biostage, Inc. and OSF Healthcare System, owner and operator of Saint Francis Medical Center and Children’s Hospital of Illinois, and Mark Holterman, M.D.
10.19(1)	Amendment to Novel Surgery Agreement dated as of April 5, 2013 between Biostage, Inc. and OSF Healthcare System, owner and operator of Saint Francis Medical Center and Children’s Hospital of Illinois, and Mark Holterman, M.D.
10.20(1)	Amendment to Novel Surgery Agreement dated as of June 26, 2013 between Biostage, Inc. and State Budget Institution of Public Health Department Regional Clinical Hospital #1 and Igor S. Polyakov.
10.21#(8)	Employment Agreement between Biostage, Inc. and James McGorry dated as of June 23, 2015.
10.22 (12)	Securities Purchase Agreement, dated May 15, 2016, between Biostage, Inc. and the purchasers named therein.
10.23 (12)	Form of Common Stock Purchase Warrant
10.24 (12)	Engagement Letter, dated as of May 15, 2016, between Biostage, Inc. and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC.
10.25 (13)	Amendment to Engagement Letter, dated as of May 18, 2016, between Biostage, Inc. and Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC.
10.26# (16)	Letter Agreement, dated as of December 17, 2016, between Biostage, Inc. and Saverio LaFrancesca, M.D.
10.27 (15)	Form of Securities Purchase Agreement.
10.28 (15)	Form of Common Stock Purchase Warrant.
10.29 (15)	Form of Placement Agent Common Stock Purchase Warrant.
10.30 (15)	Engagement Agreement, dated as of January 3, 2017, between Biostage, Inc. and Rodman & Renshaw, a unit of H.C. Wainwright.
10.31 (15)	Amendment to Engagement Agreement, dated February 7, 2017, between Biostage, Inc. and Rodman & Renshaw, a unit of H.C. Wainwright.
10.32(18)	Memorandum of Understanding, dated as of June 26, 2017, between Biostage, Inc. and First Pecos, LLC.
10.33(19)	Securities Purchase Agreement, dated August 11, 2017, between Biostage, Inc. and the purchasers named therein.
10.34(22)	Memorandum of Understanding, dated as of December 11, 2017, between Biostage, Inc. and Bin Zhao.
10.35(23)	Securities Purchase Agreement, dated December 27, 2017, between Biostage, Inc. and the purchasers named therein.
10.36(23)	Securities Purchase Agreement, dated December 29, 2017, between Biostage, Inc. and Connecticut Children’s Medical Center.
21.1(16)	Subsidiaries of Biostage, Inc.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Chief Financial Officer of Biostage., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Executive Officer of Biostage, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Financial Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Executive Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B (filed July 31, 2013) and incorporated by reference thereto.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form 8-A (filed October 31, 2013) and incorporated by reference thereto.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on November 6, 2013) and incorporated by reference thereto.

(4)	Previously filed as an exhibit to the Company’s Amendment No. 2 to Form S-1 Registration Statement (filed on February 15, 2013) and incorporated by reference thereto.

(5)	Previously filed as Exhibit 10.19 to the Registrant's Amendment No. 2 to Form S-1 Registration Statement (filed on February 15, 2013) and incorporated by reference thereto.

(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on February 12, 2015) and incorporated by reference thereto.

(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed on March 27, 2015) and incorporated by reference thereto.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on July 6, 2015) and incorporated by reference thereto.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed on August 14, 2015) and incorporated by reference thereto.

(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on December 15, 2015) and incorporated by reference thereto.

(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on March 24, 2016) and incorporated by reference thereto.

(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on May 16, 2016) and incorporated by reference thereto.

(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on May 20, 2016) and incorporated by reference thereto.

(14)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on March 31, 2016) and incorporated by reference thereto.

(15)	Previously filed as an exhibit to the Company's Amendment No. 2 to Form S-1 Registration Statement (filed on February 7, 2017) and incorporated by reference thereto.

(16)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K (filed on March 17, 2017) and incorporated by reference thereto.

(17)	Previously filed as an exhibit to the Company's Current Report on Form 8-K (filed on April 27, 2017) and incorporated by reference thereto.

(18)	Previously filed as an exhibit to the Company's Current Report on Form 8-K (filed on June 27, 2017) and incorporated by reference thereto.

(19)	Previously filed as an exhibit to the Company's Current Report on Form 8-K (filed on August 17, 2017) and incorporated by reference thereto.

(20)	Previously filed as an exhibit to the Company's Current Report on Form 8-K (filed on December 22, 2017) and incorporated by reference thereto.

(21)	Previously filed as an exhibit to the Company's Form S-1 Registration Statement (filed on August 15, 2017) and incorporated by reference thereto.

(22)	Previously filed as an exhibit to the Company's Current Report on Form 8-K (filed on December 14, 2017) and incorporated by reference thereto.

(23)	Previously filed as an exhibit to the Company's Current Report on Form 8-K (filed on January 3, 2018) and incorporated by reference thereto.

(24)	Previously filed as an exhibit to the Company's Current Report on Form 8-K (filed on February 8, 2018) and incorporated by reference thereto.

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement.

§	The schedules and exhibits to the Separation and Distribution Agreement have been omitted. A copy of any omitted schedule or exhibit will be furnished to the SEC supplementally upon request. The Company will furnish to stockholders a copy of any exhibit without charge upon written request.

†	Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

