Form 10-Q
period 2018-03-31
Biostage, Inc.
filed 2018-05-11
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 8, 2018, there were 2,859,419 shares of common stock, par value $0.01 per share, outstanding

Biostage Inc.,

(formerly, Harvard Apparatus Regenerative Technology, Inc.)

Form 10-Q

For the Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash	$2,819	$4,038
Prepaid expenses	357	289
Unbilled grant receivable	59	-
Other current assets	36	86
Total current assets	3,271	4,413

Property, plant and equipment, net	586	632

Total assets	$3,857	$5,045

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$239	$923
Accrued and other current liabilities	430	383
Due to related party	-	300
Warrant liability	140	16

Total current liabilities	809	1,622

Total liabilities	$809	$1,622

Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; 984,000 shares authorized and none issued and outstanding	-	-
Series D convertible preferred stock, par value $0.01 per share, 12,000 shares authorized and 3,108 shares issued and outstanding	1,475	1,475
Common stock, $0.01 par value; 120,000,000 shares authorized and 2,859,419 and 2,507,304 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	29	25
Additional paid-in capital	51,323	50,157
Accumulated deficit	(49,779)	(48,234)

Total stockholders’ equity	3,048	3,423

Total liabilities and stockholders’ equity	$3,857	$5,045

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues	$-	$-

Operating expenses:
Research and development	552	2,069
Selling, general and administrative	928	979

Total operating expenses	1,480	3,048

Operating loss	(1,480)	(3,048)

Other income (expense), net:
Grant income	59	-
Change in fair value of warrant liability, including issuance costs	(124)	(793)
Total other income (expense), net	(65)	(793)

Loss before income taxes	(1,545)	(3,841)
Income taxes	-	-

Net loss and comprehensive loss	$(1,545)	$(3,841)

Basic and diluted net loss per share	$(0.56)	$(2.83)

Weighted-average common shares, basic and diluted	2,751	1,359

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(1,545)	$(3,841)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Share-based compensation expense	75	191
Depreciation	63	121
Change in fair value of warrant liability, net of issuance costs	124	793
Changes in operating assets and liabilities:
Accounts receivable	-	5
Prepaid expenses	(68)	42
Unbilled grant receivable	(59)	-
Other current assets	1	176
Accounts payable	(698)	(249)
Accrued and other current liabilities	47	(293)

Net cash used in operating activities	(2,060)	(3,055)

Cash flows from investing activities
Additions to property and equipment	(3)	(105)
Cash received from sale of property, plant and equipment	49	-

Net cash provided by (used in) investing activities	46	(105)

Cash flows from financing activities
Return of related party advance	(300)	-
Proceeds from issuance of common stock and warrants, net of offering costs	1,095	6,801
Net cash provided by financing activities	795	6,801
Net increase (decrease) in cash	(1,219)	3,641
Cash at beginning of period	4,038	2,941
Cash at end of period	$2,819	$6,582

Supplemental non-cash investing activities:
Fair value of liability warrants issued in connection with issuance of common stock	$-	$3,787
Equipment purchases included in accounts payable	$14	$-

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Number of Common Shares Outstanding	Common Stock	Number of Series D Convertible Preferred Shares	Series D Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017	2,507	$25	3	$1,475	$50,157	$(48,234)	$3,423

Net loss	-	-	-	-	-	(1,545)	(1,545)
Share-based compensation	-	-	-	-	75	-	75
Issuance of common stock, net of offering costs	352	4	-	-	1,040	-	1,044
Issuance of warrants to purchase common stock in connection with issuance of common stock above	-	-	-	-	51	-	51
Balance at March 31, 2018	2,859	$29	3	$1,475	$51,323	$(49,779)	$3,048

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview and Basis of Presentation

Overview

Biostage, Inc., formerly Harvard Apparatus Regenerative Technology, Inc. (“Biostage” or the “Company”) is a biotechnology company developing bioengineered organ implants based on the Company’s novel CellframeTM technology. The Company’s Cellframe technology is comprised of a biocompatible scaffold that is seeded with the recipient’s own stem cells. The Company believes that this technology may prove to be effective for treating patients across a number of life-threatening medical indications who currently have unmet medical needs. The Company is currently developing its Cellframe technology to treat life-threatening conditions of the esophagus, bronchus or trachea with the objective of dramatically improving the treatment paradigm for those patients. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and acquiring operating assets. The Company has one business segment and does not have significant costs or assets outside the United States.

The Company’s common stock is currently traded on the OTCQB Venture Market.

Basis of Presentation

The financial statements reflect the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).

Going Concern

The Company has incurred substantial operating losses since its inception, and as of March 31, 2018 has an accumulated deficit of approximately $49.8 million and will require additional financing to fund future operations. The Company expects that its cash at March 31, 2018 of $2.8 million will enable it to fund its operating expenses and capital expenditure requirements into the third quarter of 2018. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of March 31, 2018 and consolidated interim statements of operations and comprehensive loss and cash flows for the three months ended March 31, 2018 and 2017 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2018 and its results of operations and cash flows for the three-month periods ended March 31, 2018 and 2017. The financial data and other information disclosed in these notes related to the three-month periods ended March 31, 2018 and 2017 are unaudited. The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period.

2.	Summary of Significant Accounting Policies and Recently Issued Accounting Pronouncements

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

SBIR Award

On March 28, 2018, the Company was awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development. The award for Phase I, which is expected to be earned through the third quarter of 2018, provides for the reimbursement of up to $225,000 of qualified research and development costs or expenditures. The SBIR grant has the potential to provide a total award up to $1.7 million. If Phase I is successful, and funding is available, a Phase II award of up to approximately $1.5 million would support pre-clinical testing of pediatric Cellspan™ Esophageal Implants planned to begin later in 2018. The Phase II Funds, if awarded, would be spent over an estimated two years.

Grant income is recognized based on timing of when qualified research and development costs are incurred and recorded and classified as grant income in other income (expense), net in the consolidated statements of operations.

Recently Adopted Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This amendment addresses eight classification issues related to the statement of cash flows. The Company adopted this standard on January 1, 2018 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (“ASU 2016-18”) which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on January 1, 2018 and its adoption did not have any impact on its consolidated financial statements since the Company does not have restricted cash amounts.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The new standard is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in the ASU prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 as of the required effective date of January 1, 2018 and its adoption did not have a material impact on the Company’s financial statements. The adoption of ASU 2017-09 will have an impact on the accounting for the modification of stock-based awards, if any, to the extent stock-based awards are modified.

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

3.	Capital Stock

On December 27, 2017, the Company issued 518,000 shares of its Common stock at $2.00 per share, 3,108 shares of our Series D Convertible Preferred Stock at $1,000 per share, and warrants to purchase 3,108,000 shares of common stock at an exercise price of $2.00 per share, in exchange for aggregate gross proceeds of approximately $4.1 million in a private placement transaction of unregistered shares with a new investor. The warrants were immediately exercisable and expire in December 2022. The Company allocated $2.1 million of consideration to the warrants and included such amount in additional paid in capital.

On January 3, 2018, the Company issued 50,000 shares of our common stock to Connecticut Children’s Medical Center at $2.00 per share and warrants to purchase 75,000 shares of common stock at an exercise price of $2.00 per share, in exchange for aggregate gross proceeds of $100,000 in a private placement transaction of unregistered shares. The warrants were immediately exercisable and expire in January 2023.

On February 20, 2018, the Company issued 302,115 shares of common stock to an investor at a purchase price of $3.31 per share for aggregate gross proceeds of approximately $1.0 million in a private placement transaction of unregistered shares.

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

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

	Fair Value Measurement as of March 31, 2018
	(In thousands)
	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$140	$140
Total	$-	$-	$140	$140

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Fair Value Measurement as of December 31, 2017
	(In thousands)
	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$16	$16
Total	$-	$-	$16	$16

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018:

Warrant Liability
(in thousands)
Balance at December 31, 2017	$16
Change in fair value upon re-measurement	124
Balance at March 31, 2018	$140

There were no transfers between Level 1 and Level 2 in any of the periods reported.

The Company has re-measured the warrant liability to estimated fair value at inception, prior to modification and at each reporting date using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31, 2018	December 31, 2017

Risk-free interest rate	2.48%	2.09%
Expected volatility	94.73%	85.0%
Expected term (in years)	3.9	4.1
Expected dividend yield	-	-
Exercise price	$8.00	$8.00
Market value of common stock	$3.10	$0.87
Warrants to purchase shares of common stock	92,212	92,212

5.	Stock-Based Compensation

The Company recorded equity-based compensation expense in the following expense categories of its consolidated statements of operations:

	Three Months Ended March 31,
	2018	2017
	(in thousands)

Research and development	$9	$71
General and administrative	66	120
Total stock-based compensation	$75	$191

The Company did have any significant stock option activity during the three months ended March 31, 2018.

6.	Commitments and Contingencies

First Pecos Breach Notice

In June 2017, the Company entered into a binding Memorandum of Understanding with First Pecos, LLC (“First Pecos”), pursuant to which the Company agreed to issue to First Pecos in a private placement 9,700,000 shares of its common stock at a purchase price of $0.315 per share or, to the extent First Pecos, following the transaction, would own more than 19.9% of the Company’s common stock, shares of a new class of preferred stock of the Company with a per-share purchase price of $1,000.

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

Other

On April 14, 2017, representatives for the estate of a deceased individual filed a civil lawsuit in the Suffolk Superior Court, in Boston, Massachusetts, against the Company, Harvard Bioscience and other defendants. The complaint alleges that the decedent’s injury and death were caused by two tracheal implants that incorporated synthetic trachea scaffolds and a biologic component combined by the implanting surgeon with a bioreactor, and surgically implanted in the decedent in two surgeries performed in 2012 and 2013. The civil complaint seeks a non-specific sum of money to compensate the plaintiffs. This civil lawsuit relates to the Company’s first-generation trachea scaffold technology for which the Company discontinued development in 2014, and not to the Company’s current Cellframe technology nor to its lead development product candidate, the Cellspan esophageal implant. The litigation is at a relatively early stage and the Company intends to vigorously defend this case. While the Company believes that such claim lacks merit, the Company is unable to predict the ultimate outcome of such litigation. In accordance with a separation and distribution agreement between Harvard Bioscience and the Company relating to the Separation, the Company would be required to indemnify Harvard Bioscience against losses that Harvard Bioscience may suffer as a result of this litigation. The Company has been informed by its insurance provider that the case has been accepted as an insurable claim under the Company’s product liability insurance policy.

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

8.	Net Loss Per Share

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2018 and 2017 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2018	2017

Series D convertible preferred stock	1,554,000	-
Unvested restricted common stock units	7,735	20,237
Warrants to purchase common stock	4,178,647	1,128,041
Options to purchase common stock	156,968	265,865
Total	5,897,350	1,414,143

9.	Income Taxes

The Company did not provide for any income taxes in its statement of operations for the three months ended March 31, 2018 or 2017. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2018 and December 31, 2017, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2018 or December 31, 2017. As of March 31, 2018 and December 31, 2017, the Company had no accrued interest or tax penalties recorded related to income taxes. The Company is subject to U.S. federal income tax and Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for all periods from inception through December 31, 2017; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

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

For all periods through March 31, 2018, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

10.	Headcount Reduction in 2017

During October and November 2017 and in an effort to conserve cash, the Company completed a reduction in headcount of 20 of its employees. In addition, officers of the Company agreed to a temporary reduction in their salaries by 50% effective November 2017. During Q1 2018, the salaries of the officers of the Company were increased to approximately 80% of the contracted rate. The Company has accrued the difference between the officers contracted rate and amount paid for November 2017 through March 2018. In the quarter ended December 31, 2017, the Company recorded charges for termination benefits in connection with the headcount reduction of approximately $99,000 for employee severance and related costs, which was recorded in accrued expenses and other current liabilities at December 31, 2017. The Company paid the entire amount of $99,000 in January and February 2018.

11.	Subsequent Event

 On May 1, 2018, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with Chu Bogang and Zhou Heping (each an “Investor” and together “Investors”) pursuant to which the Investors agreed to purchase in private placements (the “Private Placements”), and the Company agreed to issue, 500,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at a purchase price of $3.60 per share to each of the Investors for a total combined Company issuance of 1,000,000 shares of Common Stock. The Private Placements are expected to close later in May.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include the success of our collaborations, clinical trials and pre-clinical development efforts and programs, which success may not be achieved on a timely basis or at all; our ability to obtain and maintain regulatory approval for our implant products, bioreactors, scaffolds and other devices we pursue, including for the esophagus or airway, which approvals may not be obtained on a timely basis or at all; our ability to access debt and equity markets and raise additional funds when needed; the number of patients who can be treated with our products; the amount and timing of costs associated with our development of implant products, bioreactors, scaffolds and other devices; our failure to comply with regulations and any changes in regulations; unpredictable difficulties or delays in the development of new technology; our collaborators or other third parties we contract with, including with respect to conducting any clinical trial or pre-clinical development efforts, not devoting sufficient time and resources to successfully carry out their duties or meet expected deadlines; our ability to attract and retain qualified personnel and key employees and retain senior management; potential liability exposure with respect to our products; the availability and price of acceptable raw materials and components from third-party suppliers; difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives; increased competition in the field of regenerative medicine and the financial resources of our competitors; our ability to obtain and maintain intellectual property protection for our device and product candidates; our inability to implement our growth strategy; the control our principal stockholders can exert based on holding a majority of voting power; plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018 or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

We believe that our Cellframe technology will provide surgeons with new ways to address damage to the esophagus, bronchus, and trachea due to congenital abnormalities, cancer, infection or trauma. Products being developed based on our Cellframe technology for those indications are called CellspanTM products.

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

We believe that, of our two current programs, the Cellspan Esophageal Implant program to treat pediatric esophageal atresia may provide a shorter time to a commercial product and the greater overall potential value. We also believe that the pediatric esophageal atresia program needs to advance in the first position with the FDA to ensure eligibility for the pediatric rare disease accelerated review voucher program. Receipt of such a voucher, if achieved, could potentially provide significant value to the company in the future. As a result, we elevated the pediatric program to our lead program. We will continue to advance the Cellspan Esophageal Implant adult program, but have not filed an IND for that product candidate at this time. Our current plan for that product candidate is to update the FDA on the progress and status of the our preclinical testing, including our GLP studies, for the adult esophagus program in the near future. Based on the FDA’s feedback, the we may amend its preclinical testing plan and continue toward the filing of an IND.

Our products are currently in development and have not yet received regulatory approval for sale anywhere in the world.

Following the failure to receive the funding with respect to a securities purchase agreement in August 2017, and in an effort to conserve cash, we completed a reduction in headcount of 20 persons during October and November 2017. In addition, our officers agreed to a temporary reduction in their cash salaries by 50% effective November 2017. During Q1 2018, the salaries of our officers were increased to approximately 80% of their contracted rate. We have accrued the difference between the officers contracted rate and amount paid for November 2017 through March 2018. Following the capital raises in December 2017 and January 2018 described below we re-hired five of our former employees into key positions in January 2018. We believe that our new staffing level after those hires is sufficient to pursue both of our esophageal programs and we anticipate our 2018 cash burn needs to be significantly less than our 2017 burn.

December 2017 Private Placements and Reverse Stock Split

Between December 27 and December 29, 2017, we entered into Securities Purchase Agreements with new investors for the sale of our capital stock. Theses agreement and related transactions resulted in the following:

•	On December 22, 2017, we effected a reverse stock split of our shares of common stock at a ratio of 1-for-20. All share and per share amounts of common stock in the accompanying consolidated financial statements in this quarterly report on Form 10-Q have been retroactively adjusted to reflect the reverse stock split.

•	Our common stock commenced trading on the OTCQB Venture Market on a reverse stock split basis on December 22, 2017. The Company had delisted from The NASDAQ Capital Market in October 2017 and commenced trading on the OTCQB Venture Market at that time.

•	On December 27, 2017, we issued 518,000 shares of our common stock at $2.00 per share, 3,108 shares of our Series D Convertible Preferred Stock at $1,000 per share, and warrants to purchase 3,108,000 shares of common stock at an exercise price of $2.00 per share, in exchange for aggregate gross proceeds of approximately $4.1 million in a private placement transaction of unregistered shares with a new investor. The warrants were immediately exercisable and expire in December 2022.

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

Small Business Innovation Research Grant

On March 28, 2018, we were awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development. The award for Phase I, which is expected to be earned through the third quarter of 2018, provides for the reimbursement of up to $225,000 of qualified research and development costs or expenditures. The SBIR grant has the potential to provide a total award of $1.7 million. If Phase I is successful, and funding is available, a Phase II award of up to approximately $1.5 million would support pre-clinical testing of pediatric Cellspan Esophageal Implants planned to begin later in 2018. The Phase II funds, if awarded, would be spent over an estimated two years.

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of March 31, 2018 had an accumulated deficit of approximately $49.8 million, which will require us to seek additional financing to fund future operations. We expect that our cash on hand at March 31, 2018 of $2.8 million will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2018.

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

On May 1, 2018, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with Chu Bogang and Zhou Heping (each an “Investor” and together “Investors”) pursuant to which the Investors agreed to purchase in private placements (the “Private Placements”), and we agreed to issue, 500,000 shares of our common stock, par value $0.01 per share (the “Common Stock”) at a purchase price of $3.60 per share to each of the Investors for a total combined issuance of 1,000,000 shares of our Common Stock. The Private Placements are expected to close later in May.

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

Other Income (Expense)

Grant income. Grant income reflects income earned under a Fast-Track Small Business Innovation Research (SBIR) grant. Grant income is recognized based on timing of when qualified research and development costs are incurred.

Changes in fair value of warrant liability, net of issuance costs. Changes in fair value of warrant liability, net of issuance costs, represent the change in the fair value of common stock warrants from the date of issuance to the end of the reporting period during the three months ended March 31, 2018 and 2017, and in subsequent quarterly periods, the change in the fair value of common stock warrants from the date between each reporting period until the liability is settled. We use the Black-Scholes pricing model to value the related warrant liability. The costs associated with the issuance of the warrants have been recorded as an expense upon issuance.

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

Research and Development Expense

Research and development expense decreased by $1.5 million, or approximately 73%, to $0.6 million for the three months ended March 31, 2018 compared to $2.1 million for the comparable period in 2017. The decrease was primarily attributed to lower employee and payroll-related costs of $0.7 million attributed to the Company’s headcount reductions during the fourth quarter of 2017, lower animal study expenses of $0.4 million and $0.4 million primarily due to other reduced operating expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by $0.1 million, or approximately 5%, to $0.9 million for the three months ended March 31, 2018 compared to $1.0 million for the comparable period in 2017. The decrease was due primarily to lower investor relations consulting costs during the three months ended March 31, 2018. In addition, stock-based compensation expense decreased due to reduced option grant activity during the year ended December 2017 and the three months ended March 31, 2018 as well as the cancelation of certain options during the fourth quarter of 2017.

Grant income

Grant income for qualified expenditures from a Fast-Track SBIR grant was approximately $59,000 for the three months ended March 31, 2018. There was no grant income recorded in the comparable period in 2017.

Change in fair value of warrant liability, net of issuance costs

The fair value of the warrant liability, net of issuance costs, decreased $0.7 million for the three months ended March 31, 2018 compared to the same period in 2017. This decrease was due to a reduction in the number of liability classified warrants as of March 31, 2018 based on the modification of the warrant terms in Q2 and Q3 of 2017, which resulted in a decrease of the fair value. This was offset, in part, by increase in the fair value of the warrants due to changes in share price.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity.  We have incurred operating losses since inception, and as of March 31, 2018 we had an accumulated deficit of approximately $49.8 million. We are currently investing significant resources in the development and commercialization of our products for use by clinicians and researchers in the field of regenerative medicine. As a result, we expect to incur operating losses and negative operating cash flow for the foreseeable future.

Operating activities.  Net cash used in operating activities of $2.0 million for the three months ended March 31, 2018 was primarily a result of our $1.5 million net loss, in addition to approximately $0.8 million of cash used for working capital, partially offset by $0.3 million add-back of non-cash expenses related to the change in the fair value of our warrant liability, stock-based compensation and depreciation. The cash used for working capital primarily represented the payment of accounts payable and accrued expenses.

Net cash used in operating activities of $3.1 million for the three months ended March 31, 2017 was primarily a result of our $3.8 million net loss and $0.3 million of cash used for working capital, partially offset by a $1.0 million add-back of non-cash expenses related to the change in the fair value of our warrant liability, including issuance costs, stock-based compensation and depreciation.

Investing activities.  Net cash provided by investing activities during the three months ended March 31, 2018 was $46,000 reflecting $49,000 of cash received from the sale of property, plant and equipment, offset in part by $3,000 of property and equipment additions.

Cash used for investing activities for the three months ended March 31, 2017 reflected $0.1 million of additions to property and equipment.

Financing activities Net cash generated from financing activities during the three months ended March 31, 2018 of $0.8 million consisted of the net proceeds from the issuance of 302,115 shares of our common stock on February 20, 2018 at a purchase price of $3.31 per share and the issuance of 50,000 shares of our common stock on January 2, 2018 at a purchase price of $2.00 per share, partially offset by the repayment of a $0.3 million deposit to an investor related to the private placement transaction from December 2017.

Net cash generated from financing activities during the three months ended March 31, 2017 of $6.8 million consisted of the net proceeds from the issuance of 1,000,000 shares of our common stock at a purchase price of $8.00 per share, the issuance of warrants to purchase 1,000,000 shares of common stock at an exercise price of $8.00 per warrant and warrants issued to placement agents for the offering to purchase 50,000 shares of common stock at an exercise price of $10.00 per warrant.

Critical Accounting Policies and Estimates

The critical accounting policies and estimates underlying the accompanying unaudited consolidated financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on April 2, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not have any material foreign currency exchange risks, we do not enter into derivative agreements, we do not have any off balance-sheet arrangements, and we do not have any interest rate risks. Additionally, we have no debt outstanding.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On April 14, 2017, representatives for the estate of a deceased individual filed a civil lawsuit in the Suffolk Superior Court, in Boston, Massachusetts, against the Company, Harvard Bioscience and other defendants. The complaint alleges that the decedent’s injury and death were caused by two tracheal implants that incorporated synthetic trachea scaffolds and a biologic component combined by the implanting surgeon with a bioreactor, and surgically implanted in the decedent in two surgeries performed in 2012 and 2013. The civil complaint seeks a non-specific sum of money to compensate the plaintiffs. This civil lawsuit relates to the Company’s first-generation trachea scaffold technology for which the Company discontinued development in 2014, and not to the Company’s current Cellframe technology nor to its lead development product candidate, the Cellspan esophageal implant. The litigation is at a relatively early stage and the Company intends to vigorously defend this case. While the Company believes that such claim lacks merit and has filed a motion seeking dismissal of the lawsuit, the Company is unable to predict the ultimate outcome of such litigation. In accordance with a separation and distribution agreement between Harvard Bioscience and the Company relating to the Separation, the Company would be required to indemnify Harvard Bioscience against losses that Harvard Bioscience may suffer as a result of this litigation. The Company has been informed by its insurance provider that the case has been accepted as an insurable claim under the Company’s product liability insurance policy.

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the above matter, there are no such matters pending that we expect to be material in relation to our business, financial condition, and results of operations or cash flows.

Item 1A. Risk Factors

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on April 2, 2018.

Item 6. Exhibits

Exhibit Index

10.1(1)	Securities Purchase Agreement between the Company and Jinhui Liu, dated as of February 2, 2018.

31.1+	Certification of Chief Financial Officer of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on February 8, 2018) and incorporated by reference thereto.

+	Filed herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: May 11, 2018

BIOSTAGE, INC.

By:	/s/ James McGorry
James McGorry
Chief Executive Officer

By:	/s/ Thomas McNaughton
Thomas McNaughton
Chief Financial Officer

INDEX TO EXHIBITS

10.1(1)	Securities Purchase Agreement between the Company and Jinhui Liu, dated as of February 2, 2018.

31.1+	Certification of Chief Financial Officer of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on February 8, 2018) and incorporated by reference thereto.

+	Filed herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

