Form 10-Q
period 2018-06-30
Biostage, Inc.
filed 2018-08-14
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, there were 5,663,419 shares of common stock, par value $0.01 per share, outstanding

Biostage Inc.

Form 10-Q

For the Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash	$5,806	$4,038
Prepaid expenses	228	289
Grant receivable	127	-
Other current assets	36	86
Total current assets	6,197	4,413
Property, plant and equipment, net	573	632

Total assets	$6,770	$5,045

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$167	$923
Accrued and other current liabilities	960	383
Due to related party	-	300
Warrant liability	236	16

Total current liabilities	1,363	1,622

Total liabilities	$1,363	$1,622

Commitments and contingencies (Note 6)

Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; 984,000 shares authorized and none issued and outstanding	-	-
Series D convertible preferred stock, par value $0.01 per share, 12,000 shares authorized and 0 and 3,108 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	1,475
Common stock, $0.01 par value; 120,000,000 shares authorized and 5,663,419 and 2,507,304 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	57	25
Additional paid-in capital	57,189	50,157
Accumulated deficit	(51,839)	(48,234)

Total stockholders’ equity	5,407	3,423

Total liabilities and stockholders’ equity	$6,770	$5,045

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	928	2,688	1,480	4,757
Selling, general and administrative	1,105	1,039	2,033	2,018
Total operating expenses	2,033	3,727	3,513	6,775

Operating loss	(2,033)	(3,727)	(3,513)	(6,775)

Other income (expense):
Grant income	76	-	135
Change in fair value of warrant liability	(96)	124	(220)	(669)
Other expense	(7)	-	(7)	-
	(27)	124	(92)	(669)

Net loss and comprehensive loss	$(2,060)	$(3,603)	$(3,605)	$(7,444)

Basic and diluted net loss per share	$(0.55)	$(1.94)	$(1.11)	$(4.63)

Weighted average common shares, basic and diluted	3,720	1,856	3,238	1,607

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(3,605)	$(7,444)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Share-based compensation expense	267	397
Depreciation	128	236
Change in fair value of warrant liability	220	669
Loss on disposal of property, plant and equipment	8	-
Changes in operating assets and liabilities:
Accounts receivable	-	42
Prepaid expenses	61	113
Grant receivable	(127)	-
Other current assets	1	115
Accounts payable	(759)	(275)
Accrued and other current liabilities	577	(46)

Net cash used in operating activities	(3,229)	(6,193)

Cash flows from investing activities
Additions to property and equipment	(89)	(125)
Cash received from sale of property, plant and equipment	64	-

Net cash used in investing activities	(25)	(125)

Cash flows from financing activities
Return of related party advance	(300)	-
Proceeds from issuance of common stock and warrants, net of offering costs	5,322	6,801
Net cash provided by financing activities	5,022	6,801
Net increase in cash	1,768	483
Cash at beginning of period	4,038	2,941
Cash at end of period	$5,806	$3,424

Supplemental non-cash investing activities:
Fair value of warrant liability reclassified to additional paid-in capital	$-	$3,150
Fair value of liability warrants issued in connection with issuance of common stock	$-	$3,787
Equipment purchases included in accounts payable	$3	$-
Conversion of Series D preferred stock into common stock	$1,475	$-

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Number of Common Shares Outstanding	Common Stock	Number of Series D Convertible Preferred Shares	Series D Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017	2,507	$25	3	$1,475	$50,157	$(48,234)	$3,423
Net loss	-	-	-	-	-	(3,605)	(3,605)
Share-based compensation	-	-	-	-	267	-	267
Issuance of common stock, net of offering costs	1,602	16	-	-	5,255	-	5,271
Issuance of warrants to purchase common stock in connection with issuance of common stock above	-	-	-	-	51	-	51
Conversion of Series D convertible preferred stock to common stock	1,554	16	(3)	(1,475)	1,459	-	-
Balance at June 30, 2018	5,663	$57	-	$-	$57,189	$(51,839)	$5,407

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview and Basis of Presentation

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

The Company’s common stock is currently traded on the OTCQB Venture Market under the symbol “BSTG”. On December 22, 2017, the Company effected a reverse stock split of its shares of common stock at a ratio of 1-for-20. All references to numbers of common shares and per-share information in this Quarterly Report on Form 10-Q have been adjusted retroactively to reflect the 1-for-20 reverse stock split.

Basis of Presentation

The consolidated financial statements reflect the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).

Going Concern

The Company has incurred substantial operating losses since its inception, and as of June 30, 2018 has an accumulated deficit of approximately $51.8 million and will require additional financing to fund future operations. The Company expects that its cash at June 30, 2018 of $5.8 million will enable it to fund its operating expenses and capital expenditure requirements into the first quarter of 2019. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2018 and consolidated interim statements of operations and comprehensive loss and cash flows for the three and six months ended June 30, 2018 and 2017 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2018 and its results of operations and cash flows for the six-month periods ended June 30, 2018 and 2017. The financial data and other information disclosed in these notes related to the three and six-month periods ended June 30, 2018 and 2017 are unaudited. The results for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (“ASU 2016-18”), which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this standard on January 1, 2018 and its adoption did not have any impact on its consolidated financial statements since the Company does not have restricted cash amounts.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The new standard is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in the ASU prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 as of the required effective date of January 1, 2018 and its adoption did not have a material impact on the Company’s financial statements. The adoption of ASU 2017-09 will have an impact on the accounting for the modification of stock-based awards, if any, to the extent stock-based awards are modified.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company expects to elect the modified retrospective transition option on January 1, 2019, however, is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.	Capital Stock

On December 27, 2017, the Company issued 518,000 shares of its Common stock at $2.00 per share, 3,108 shares of our Series D Convertible Preferred Stock at $1,000 per share, and warrants to purchase 3,108,000 shares of common stock at an exercise price of $2.00 per share, in exchange for aggregate gross proceeds of approximately $4.1 million in a private placement transaction of unregistered shares with a new investor. The warrants were immediately exercisable and expire in December 2022. The Company allocated $2.1 million of consideration to the warrants and included such amount in additional paid-in capital.

On January 3, 2018, the Company issued 50,000 shares of our common stock to Connecticut Children’s Medical Center (“Connecticut Children’s”) at $2.00 per share and warrants to purchase 75,000 shares of common stock at an exercise price of $2.00 per share, in exchange for aggregate gross proceeds of $100,000 in a private placement transaction of unregistered shares. The warrants were immediately exercisable and expire in January 2023. The Company has allocated $51,000 of consideration to the warrants using the relative fair-value method and included such amount in additional paid-in capital. The Company classified these warrants as permanent equity versus liability warrants as the warrants do not have any redemption features nor a right to put for cash that is outside the control of the Company. Connecticut Children’s Chief Executive Officer, James Shmerling, is a member of the respective Board of Directors of each of the Company and Connecticut Children’s.

On February 20, 2018, the Company issued 302,115 shares of common stock to an investor at a purchase price of $3.31 per share for aggregate gross proceeds of approximately $1.0 million in an unregistered private placement transaction.

On May 23, 2018, the Company issued 1,000,000 shares of common stock to two new investors at a purchase price of $3.60 per share for aggregate gross and net proceeds of approximately $3.6 million and $3.4 million, respectively, in an unregistered private placement. Following the issuance of these shares, the holders of Series D preferred stock exercised their right to convert all of the 3,108 outstanding shares of Series D preferred stock into 1.554 million shares of common stock as provided for under the Series D preferred stock agreement.

On June 29, 2018, the Company issued 250,000 shares of common stock to an investor at a purchase price of $3.60 per share for aggregate gross and net proceeds of approximately $0.9 million and $0.8 million, respectively, in an unregistered private placement transaction.

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

The Company had no assets or liabilities classified as Level 1 or Level 2 as of June 30, 2018 and December 31, 2017.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

	Fair Value Measurement as of June 30, 2018
	(In thousands)
	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$236	$236
Total	$-	$-	$236	$236

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Fair Value Measurement as of December 31, 2017
	(In thousands)
	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$16	$16
Total	$-	$-	$16	$16

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2018:

Warrant Liability
(in thousands)
Balance at December 31, 2017	$16
Change in fair value upon re-measurement	220
Balance at June 30, 2018	$236

There were no transfers between Level 1 and Level 2 in any of the periods reported.

The Company has re-measured the warrant liability to estimated fair value at inception, prior to modification and at each reporting date using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30, 2018	December 31, 2017
Risk-free interest rate	2.68%	2.09%
Expected volatility	98.4%	85.0%
Expected term (in years)	3.6	4.1
Expected dividend yield	-	-
Exercise price	$8.00	$8.00
Market value of common stock	$4.52	$0.87
Warrants to purchase shares of common stock	92,212	92,212

5.	Stock-Based Compensation

Biostage 2013 Equity Incentive Plan

The Company maintains the 2013 Equity Incentive Plan (the “Plan”) for the benefit of certain of its officers, employees, non-employee directors, and other key persons (including consultants and advisory board members). All options and awards granted under the Plan consist of the Company’s shares of common stock. In May 2016, the Company’s shareholders approved the increase of the number of shares of the Company’s common stock available for issuance pursuant to the Plan by 1,600,000 shares, which increased the total shares authorized to be issued under the Plan to 2,098,000.

 The Company also issued equity awards under the Plan in 2013 at the time of the spin-off discussed in Note 7 below to all holders of Harvard Bioscience equity awards as part of an adjustment (the “Adjustment”) to prevent a loss of value due to the spin-off.

Compensation expense recognized under the Plan relates to service provided by employees, board members and a non-employee of the Company. There was no required compensation associated with the Adjustment awards to employees who remained at Harvard Bioscience.

The Company has granted options to purchase common stock and restricted stock units (RSUs) under the Plan. Stock option and restricted stock unit activity during the six months ended June 30, 2018 was as follows:

	Stock Options		Restricted Stock Units
	Amount	Weighted-average exercise price	Amount	Weighted -average grant date fair value

Outstanding at December 31, 2017	167,474	$45.84	14,875	$7.68
Granted	1,239,079	2.72	-	-
Vested (RSUs)	-	-	(6,228)	7.68
Canceled	(18,201)	47.14	(912)	7.68
Outstanding at June 30, 2018	1,388,352	$7.34	7,735	$7.68

The underlying common shares for the 6,228 vested RSUs were unissued as of June 30, 2018.

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing the options granted during the six months ended June 30, 2018 were as follows:

Expected volatility	88.0-90.6%
Expected dividends	0.00%
Expected term	5.75-6.05	years
Risk-free rate	2.65-2.78%

The Company’s outstanding stock options include 536,355 performance-based awards as of June 30, 2018 that have vesting provisions subject to the achievement of certain business milestones. Compensation expense has not yet been recognized for these performance-based awards given the milestone achievements have not yet been deemed probable for accounting purposes.

The Company recorded equity-based compensation expense in the following expense categories of its consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Research and development	$69	$111	$78	$182
General and administrative	123	95	189	215
Total stock-based compensation	$192	$206	$267	$397

6.	Commitments and Contingencies

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

Other

On April 14, 2017, representatives for the estate of a deceased individual filed a civil lawsuit in the Suffolk Superior Court, in Boston, Massachusetts, against the Company, Harvard Bioscience and other defendants. The complaint alleges that the decedent’s injury and death were caused by two tracheal implants that incorporated synthetic trachea scaffolds and a biologic component combined by the implanting surgeon with a bioreactor, and surgically implanted in the decedent in two surgeries performed in 2012 and 2013. The civil complaint seeks a non-specific sum of money to compensate the plaintiffs. This civil lawsuit relates to the Company’s first-generation trachea scaffold technology for which the Company discontinued development in 2014, and not to the Company’s current Cellframe technology nor to its lead development product candidate, the Cellspan esophageal implant. The litigation is at a relatively early stage and the Company intends to vigorously defend this case. While the Company believes that such claim lacks merit, the Company is unable to predict the ultimate outcome of such litigation. In accordance with a separation and distribution agreement between Harvard Bioscience and the Company relating to the spin-off, the Company would be required to indemnify Harvard Bioscience against losses that Harvard Bioscience may suffer as a result of this litigation. The Company has been informed by its insurance provider that the case has been accepted as an insurable claim under the Company’s product liability insurance policy.

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the above matter, there are no such matters pending that the Company expects to be material in relation to its business, financial condition, and results of operations or cash flows.

7.	Related Party Transactions

Relationship with Harvard Bioscience

On October 31, 2013, Harvard Bioscience, Inc. contributed its regenerative medicine business assets, plus $15 million of cash, into Biostage pursuant to the spin-off. On November 1, 2013, the spin-off of the Company from Harvard Bioscience was completed. On that date, the Company became an independent company that operates the regenerative medicine business previously owned by Harvard Bioscience. The spin-off was completed through the distribution of all the shares of common stock of Biostage to Harvard Bioscience stockholders.

At the time of the spin-off, the Company entered into a 10-year product distribution agreement with Harvard Bioscience under which each company will become the exclusive distributor for the other party for products such other party develops for sale in the markets served by the other. In addition, Harvard Bioscience has agreed that except for certain existing activities of its German subsidiary, to the extent that any Harvard Bioscience business desires to resell or distribute any bioreactor that is then manufactured by the Company, the Company will be the exclusive manufacturer of such bioreactors and Harvard Bioscience will purchase such bioreactors from the Company.

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

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the six months ended June 30, 2018 and 2017 because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2018	2017

Unvested restricted common stock units	7,735	20,237
Warrants to purchase common stock	4,178,647	1,128,041
Options to purchase common stock	1,388,352	263,528
Total	5,574,734	1,411,806

9.	Income Taxes

The Company did not provide for any income taxes in its statement of operations for the three and six months ended June 30, 2018 and 2017. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2018 and December 31, 2017, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2018 or December 31, 2017. As of June 30, 2018 and December 31, 2017, the Company had no accrued interest or tax penalties recorded related to income taxes. The Company is subject to U.S. federal income tax and Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for all periods from inception through December 31, 2017; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

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

As provided for in SEC Staff Accounting Bulletin No. 118, which addresses the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cut and Jobs Act, or TCJA, the Company is still in the process of analyzing the impact to the Company of the TCJA.  The eventual impact to the Company’s financial statements of the TCJA may differ from the provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the Company’s 2017 U.S. corporate income tax return is filed in 2018.

For all periods through June 30, 2018, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

10.	Headcount Reduction in 2017

During October and November 2017 and in an effort to conserve cash, the Company completed a reduction in headcount of 20 of its employees. In addition, officers of the Company agreed to a temporary reduction and deferral in their salaries of 50% effective November 2017. During the first quarter of 2018, the salaries paid to the officers of the Company were increased to approximately 80% of the contracted amounts. The Company has accrued the $104,000 difference between the officers’ contracted rates and amounts paid as of June 30, 2018, which the Company paid in July 2018. In the quarter ended December 31, 2017, the Company recorded charges for termination benefits in connection with the headcount reduction of approximately $99,000 for employee severance and related costs, which was recorded in accrued expenses and other current liabilities at December 31, 2017. The Company paid the entire amount of $99,000 in January and February 2018.

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

The Cellspan esophageal implant product candidates are our lead development product candidates. We are pursuing two development programs that address conditions of the esophagus: esophageal atresia in pediatric patients and esophageal disease in adult patients. Our Cellspan esophageal product candidates are each intended to provide a surgical solution to stimulate regeneration of a segment of the esophagus missing due to a congenital abnormality or following surgical removal to establish or reestablish the organ’s continuity and integrity.

Approximately one in 2,500 babies in the U.S. is born with esophageal atresia, a congenital condition where the child’s esophagus is underdeveloped and does not extend completely from the mouth to the stomach. When a long segment of the esophagus is lacking, the current standard of care is a series of surgical procedures where surgical sutures are applied to both ends of the esophagus in an attempt to stretch them together so they can be connected at a later date. This process can take weeks and the procedure can result in serious complications and may carry high rates of failure. Such approach also requires, in time, at least two separate surgical interventions. Other options include the use of the child’s stomach that would be pulled up, or a piece of the patient’s intestine that would be moved to the gap, to allow a connection to the mouth. We are working to develop a Cellspan esophageal implant product candidate to address children’s esophageal atresia, to provide a simpler, more effective and potentially organ-sparing solution.

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

We believe that, of our two current programs, the Cellspan Esophageal Implant program to treat pediatric esophageal atresia may provide a shorter time to a commercial product and the greater overall potential value. We also believe that the pediatric esophageal atresia program needs to advance in the first position with the FDA to ensure eligibility for the pediatric rare disease accelerated review voucher program. Receipt of such a voucher, if achieved, could potentially provide significant value to the company in the future. As a result, we elevated the pediatric program to our lead program. We continue to advance the Cellspan Esophageal Implant adult program. Our current plan for that product candidate is to update the FDA on the progress and status of the our preclinical testing, including our GLP studies, for the adult esophagus program in the near future. Based on the FDA’s feedback, we may amend our preclinical testing plan and will continue toward the filing of an IND.

Our products are currently in development and have not yet received regulatory approval for sale anywhere in the world.

Following the failure to receive the funding with respect to a securities purchase agreement in August 2017, and in an effort to conserve cash, we completed a reduction in headcount of 20 persons during October and November 2017. In addition, our officers agreed to a temporary reduction in their cash salaries by 50% effective November 2017. During Q1 2018, the salaries of our officers were increased to approximately 80% of their contracted rate. We have accrued the difference between the officers’ contracted rates and amounts paid for November 2017 through March 2018. Following the capital raises in December 2017 and January 2018 described below we re-hired several of our former employees into key positions in January 2018, and we have made other hires since then. At June 30, 2018, we had 13 employees, of whom twelve were full-and one was part-time. We continue to pursue both of our esophageal programs and we anticipate our 2018 cash burn needs to be significantly less than our 2017 burn.

December 2017 Private Placements and Reverse Stock Split

Between December 27 and December 29, 2017, we entered into Securities Purchase Agreements with new investors for the sale of our capital stock. These agreements and related transactions resulted in the following:

•	On December 22, 2017, we effected a reverse stock split of our shares of common stock at a ratio of 1-for-20. All share and per share amounts of common stock in the accompanying consolidated financial statements in this quarterly report on Form 10-Q have been retroactively adjusted to reflect the reverse stock split.

•	Our common stock commenced trading on the OTCQB Venture Market on a reverse stock split basis on December 22, 2017. The Company had delisted from The NASDAQ Capital Market in October 2017 and commenced trading on the OTCQB Venture Market at that time.

•	On December 27, 2017, we issued 518,000 shares of our common stock at $2.00 per share, 3,108 shares of our Series D Convertible Preferred Stock at $1,000 per share, and warrants to purchase 3,108,000 shares of common stock at an exercise price of $2.00 per share, in exchange for aggregate gross proceeds of approximately $4.1 million in a private placement transaction of unregistered shares with a new investor. The warrants were immediately exercisable and expire in December 2022.

During the first six months of 2018 we completed the following private placements:

•	On January 3, 2018, we issued 50,000 shares of our Common stock at $2.00 per share and warrants to purchase 75,000 shares of common stock at an exercise price of $2.00 per share, in exchange for aggregate gross proceeds of $100,000 in an unregistered private placement with Connecticut Children’s Medical Center. The warrants were immediately exercisable and expire in January 2023. Connecticut Children’s Chief Executive Officer, James Shmerling, is a member of our Board of Directors as well as the Board of Directors of Connecticut Children’s Medical Center.

•	On February 20, 2018, we completed a private placement of 302,115 shares of common stock at a purchase price of $3.31 per share for net proceeds of $1.0 million.

•	On May 23, 2018, we issued 1,000,000 shares of common stock to two new investors at a purchase price of $3.60 per share for aggregate gross proceeds of approximately $3.6 million in an unregistered private placement transaction.

•	On June 29, 2018, we issued 250,000 shares of common stock to an investor at a purchase price of $3.60 per share for aggregate gross proceeds of approximately $0.9 million in an unregistered private placement transaction. Following the issuance of these shares, the holders of Series D preferred stock exercised their right to convert all of the 3,108 shares outstanding of Series D preferred stock into 1.5 million shares of common stock as provided for under the Series D preferred stock agreement.

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

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of June 30, 2018 had an accumulated deficit of approximately $51.8 million, which will require us to seek additional financing to fund future operations. We expect that our cash on hand at June 30, 2018 of $5.8 million will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2019.

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

Changes in fair value of warrant liability. Changes in fair value of warrant liability represent the change in the fair value of common stock warrants from the date of issuance to the end of the reporting period during the three and six months ended June 30, 2018 and 2017, and in subsequent quarterly periods, the change in the fair value of common stock warrants from the date between each reporting period until the liability is settled. We use the Black-Scholes pricing model to value the outstanding warrant liability. The costs associated with the issuance of the warrants have been recorded as an expense upon issuance.

Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017

Research and Development Expense

Research and development expense decreased by $1.8 million, or approximately 65%, to $0.9 million for the three months ended June 30, 2018 compared to $2.7 million for the comparable three-month period in 2017. The decrease was primarily attributed to lower employee and payroll-related costs of $0.8 million due to the Company’s headcount reductions implemented during the fourth quarter of 2017, lower outsourced study and purchased services expenses of $0.7 million, and a $0.3 million reduction in other operating expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense increased slightly by $0.1 million, or approximately 6%, compared to $1.0 million for the same period in 2017. The increase was primarily due to the final costs associated with the dissolution of our European legal entities, offset in part by lower investor relations consulting costs.

Grant income

Grant income for qualified expenditures from a Fast-Track SBIR grant was approximately $76,000 for the three months ended June 30, 2018. There was no grant income recorded in the comparable period in 2017.

Change in fair value of warrant liability

The change in the fair value of the warrant liability increased costs by $0.2 million for the three months ended June 30, 2018 compared to the same period in 2017. This increase was due primarily to an increase in the price of the underlying common shares as of June 30, 2018, offset in part by a reduction in the number of liability classified warrants from the modification of the warrant terms in the second and third quarters of 2017.

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017

Research and Development Expense

Research and development expense decreased by $3.3 million, or approximately 69%, to $1.5 million for the six months ended June 30, 2018 compared to $4.8 million for the comparable six-month period in 2017. The decrease was primarily attributed to lower employee and payroll-related costs of $1.5 million due to the Company’s headcount reductions implemented during the fourth quarter of 2017, lower outsourced study and purchases services expenses of $1.2 million, lower travel and conference costs of $0.2 million, and a $0.4 million reduction in other operating expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense remained approximately flat at $2.0 million for the six months ended June 30, 2018 compared to the same period in 2017. An increase of $0.2 million in headcount related costs and final costs associated with the dissolution of our European legal entities was offset by a $0.2 million decrease in investor relations consulting costs.

Grant income

Grant income for qualified expenditures from a Fast-Track SBIR grant was approximately $135,000 for the six months ended June 30, 2018. There was no grant income recorded in the comparable period in 2017.

Change in fair value of warrant liability

The change in fair value of the warrant liability decreased costs by $0.4 million for the six months ended June 30, 2018 compared to the same period in 2017. This decrease was due to a reduction in the number of liability classified warrants as of June 30, 2018 based on the modification of the warrant terms in the second and third quarters of 2017. This decrease was offset, in part, by an increase in the fair value of the warrants due to changes in the underlying common share price.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity.  We have incurred operating losses since inception, and as of June 30, 2018 we had an accumulated deficit of approximately $51.8 million. We are currently investing significant resources in the development and commercialization of our products for use by clinicians and researchers in the field of regenerative medicine. As a result, we expect to incur operating losses and negative operating cash flow for the foreseeable future.

Operating activities.  Net cash used in operating activities of $3.2 million for the six months ended June 30, 2018 was primarily due to our net loss of $3.6 million, in addition to approximately $0.2 million of cash used for working capital, partially offset by $0.6 million add-back of non-cash expenses related to the change in the fair value of our warrant liability, stock-based compensation and depreciation.

Net cash used in operating activities of $6.2 million for the six months ended June 30, 2017 was primarily due to our $7.4 million net loss, partially offset by a $1.3 million add-back of non-cash expenses related to the change in the fair value of the Company’s warrant liability, stock-based compensation and depreciation.

Investing activities.  Net cash used by investing activities of $25,000 during the six months ended June 30, 2018 reflected $89,000 of property, plant and equipment additions, offset in part by $64,000 of cash received from the sale of property, plant and equipment.

Net cash used in investing activities of $0.1 million during the six months ended June 30, 2017 reflects cash used for additions to property and equipment.

Financing activities Net cash generated from financing activities of $5.0 million during the six months ended June 30, 2018 consisted of the net proceeds of $5.3 million received from private placement transactions that resulted in the issuance of 1,602,115 shares of our common stock at an average purchase gross price of price of $3.495 per share, partially offset by the repayment of a $0.3 million deposit to an investor related to the private placement transaction from December 2017.

Net cash generated from financing activities of $6.8 million during the six months ended June 30, 2017 consisted of the net proceeds from the issuance of 1,000,000 shares of our common stock at a purchase price of $8.00 per share, the issuance of warrants to purchase 1,000,000 shares of common stock at an exercise price of $8.00 per warrant and warrants issued to placement agents for the offering to purchase 50,000 shares of common stock at an exercise price of $10.00 per warrant.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the ongoing civil lawsuit described in Item 1 of Part II of our Form 10-Q filed on May 11, 2017, there are no such matters pending that we expect to be material in relation to our business, financial condition, and results of operations or cash flows.

Item 1A.	Risk Factors

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on April 2, 2018.

Item 6.	Exhibits

Exhibit Index

10.1(1)	Securities Purchase Agreement between the Company and Zhou Heping, dated as of May 1, 2018.

10.2(1)	Securities Purchase Agreement between the Company and Chu Bogang, dated as of May 1, 2018.

10.3(2)	Securities Purchase Agreement between the Company and Du Xiaoyu, dated as of May 30, 2018.

10.4(3)	Offer Letter, executed June 4, 2018, between Biostage, Inc. and William Fodor, PhD.

31.1+	Certification of Chief Financial Officer of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on May 3, 2018) and incorporated by reference thereto.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on May 31, 2018) and incorporated by reference thereto.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on July 10, 2018) and incorporated by reference thereto.

+	Filed herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: August 14, 2018

BIOSTAGE, INC.

By:	/s/ James McGorry
James McGorry
Chief Executive Officer

By:	/s/ Thomas McNaughton
Thomas McNaughton
Chief Financial Officer

INDEX TO EXHIBITS

10.1(1)	Securities Purchase Agreement between the Company and Zhou Heping, dated as of May 1, 2018.

10.2(1)	Securities Purchase Agreement between the Company and Chu Bogang, dated as of May 1, 2018.

10.3(2)	Securities Purchase Agreement between the Company and Du Xiaoyu, dated as of May 30, 2018.

10.4(3)	Offer Letter, executed June 4, 2018, between Biostage, Inc. and William Fodor, PhD.

31.1+	Certification of Chief Financial Officer of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Financial Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on May 3, 2018) and incorporated by reference thereto.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on May 31, 2018) and incorporated by reference thereto.
(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on July 10, 2018) and incorporated by reference thereto.

+	Filed herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

