Form 10-Q
period 2018-09-30
Biostage, Inc.
filed 2018-11-09
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          ☒   YES         ☐   NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).          ☒   YES         ☐   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

As of November 5, 2018, there were 5,668,733 shares of common stock, par value $0.01 per share, outstanding

Biostage Inc.

Form 10-Q

For the Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	September 30, 2018	December 31, 2017
Assets
Current Assets:
Cash	$3,543	$4,038
Grant receivable	90	-
Prepaid expenses	229	289
Other current assets	44	86
Total current assets	3,906	4,413
Property, plant and equipment, net	544	632

Total assets	$4,450	$5,045

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$204	$923
Due to related party	-	300
Accrued and other current liabilities	547	383
Warrant liability	187	16

Total current liabilities	938	1,622

Total liabilities	$938	$1,622

Commitments and contingencies (Note 6)

Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; 984,000 shares authorized and none issued and outstanding	-	-
Series D convertible preferred stock, par value $0.01 per share, 12,000 shares authorized and 0 and 3,108 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	1,475
Common stock, $0.01 par value; 120,000,000 shares authorized and 5,668,733 and 2,507,304 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	57	25
Additional paid-in capital	57,383	50,157
Accumulated deficit	(53,928)	(48,234)

Total stockholders’ equity	3,512	3,423

Total liabilities and stockholders’ equity	$4,450	$5,045

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	1,288	2,364	2,768	7,121
Selling, general and administrative	940	888	2,973	2,906
Total operating expenses	2,228	3,252	5,741	10,027

Operating loss	(2,228)	(3,252)	(5,741)	(10,027)

Other income (expense):
Grant income	90	-	225	-
Change in fair value of warrant liability	49	9	(171)	(660)
Other expense	-	-	(7)	-
Total other income (expense), net	139	9	47	(660)

Net loss and comprehensive loss	$(2,089)	$(3,243)	$(5,694)	$(10,687)

Basic and diluted net loss per share	$(0.37)	$(1.66)	$(1.40)	$(6.21)

Weighted average common shares, basic and diluted	5,666	1,948	4,056	1,722

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(5,694)	$(10,687)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Share-based compensation expense	461	591
Depreciation	194	334
Change in fair value of warrant liability	171	660
Loss on disposal of property, plant and equipment	8	-
Changes in operating assets and liabilities:
Accounts receivable	-	42
Grant receivable	(90)	-
Prepaid expenses and other current assets	53	135
Accounts payable	(721)	246
Accrued and other current liabilities	164	(681)

Net cash used in operating activities	(5,454)	(9,360)

Cash flows from investing activities
Additions to property and equipment	(127)	(140)
Cash received from sale of property, plant and equipment	64	-

Net cash used in investing activities	(63)	(140)

Cash flows from financing activities
Return of related party advance	(300)	-
Proceeds from issuance of common stock and warrants, net of offering costs	5,322	6,801
Proceeds from exercise of warrants	-	1,059
Proceeds from issuance of common stock, net of issuance costs	-	9
Net cash provided by financing activities	5,022	7,869
Net decrease in cash	(495)	(1,631)
Cash at beginning of period	4,038	2,941
Cash at end of period	$3,543	$1,310

Supplemental non-cash investing activities:
Fair value of warrant liability reclassified to additional paid-in capital	$-	$4,327
Fair value of liability warrants issued in connection with issuance of common stock	$-	$3,787
Equipment purchases included in accounts payable	$2	$-
Conversion of Series D preferred stock into common stock	$1,475	$-

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Number of Common Shares Outstanding	Common Stock	Number of Series D Convertible Preferred Shares	Series D Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017	2,507	$25	3	$1,475	$50,157	$(48,234)	$3,423
Net loss	-	-	-	-	-	(5,694)	(5,694)
Share-based compensation	-	-	-	-	461	-	461
Issuance of common stock, net of offering costs	1,608	16	-	-	5,255	-	5,271
Issuance of warrants to purchase common stock in connection with issuance of common stock above	-	-	-	-	51	-	51
Conversion of Series D convertible preferred stock to common stock	1,554	16	(3)	(1,475)	1,459	-	-
Balance at September 30, 2018	5,669	$57	-	$-	$57,383	$(53,928)	$3,512

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview and Basis of Presentation

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

Going Concern

The Company has incurred substantial operating losses since its inception, and as of September 30, 2018 has an accumulated deficit of approximately $53.9 million and will require additional financing to fund future operations. The Company expects that its cash at September 30, 2018 of $3.5 million will enable it to fund its operating expenses and capital expenditure requirements into the first quarter of 2019. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of September 30, 2018 and consolidated interim statements of operations and comprehensive loss and cash flows for the three and nine months ended September 30, 2018 and 2017 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2018 and its results of operations and cash flows for the nine-month periods ended September 30, 2018 and 2017. The financial data and other information disclosed in these notes related to the three and nine-month periods ended September 30, 2018 and 2017 are unaudited. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period.

2.	Summary of Significant Accounting Policies and Recently Issued Accounting Pronouncements

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

SBIR Award

On March 28, 2018, the Company was awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development to support testing of pediatric Cellspan™ Esophageal Implants. The award for Phase I, which was executed and earned through the third quarter of 2018, provided for the reimbursement for up to $225,000 of qualified research and development costs.

On October 26, 2018, the Company was awarded Phase II of the SBIR grant for $1.1 million to support development, testing, and translation to the clinic through September 2019. The Phase II grant includes an additional $0.5 million for future period support through September 2020, subject to availability of funding and satisfactory progress on the project. Accordingly, the SBIR grant has the potential to provide a total award of $1.8 million.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, Leases (Topic 842) – Targeted Improvements (“ASU 2018-11”), which addresses implementation issues related to the new lease standard. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02, ASU 2018-10 and ASU 2018-11 will have on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). This guidance is intended to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be considered “not indexed to an entity’s own stock” and therefore accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. Down round features are most often found in warrants and conversion options embedded in debt or preferred equity instruments. In addition, the guidance re-characterized the indefinite deferral of certain provisions on distinguishing liabilities from equity to a scope exception with no accounting effect. This guidance becomes effective January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2017-11 will have on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new standard will be effective beginning January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-07 will have on its results of operations.

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

On February 20, 2018, the Company issued 302,115 shares of common stock to an investor at a purchase price of $3.31 per share for aggregate gross and net proceeds of approximately $1.0 million in an unregistered private placement transaction.

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

The Company had no assets or liabilities classified as Level 1 or Level 2 as of September 30, 2018 and December 31, 2017.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

	Fair Value Measurement as of September 30, 2018
	(In thousands)
	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$187	$187
Total	$-	$-	$187	$187

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Fair Value Measurement as of December 31, 2017
	(In thousands)
	Level 1	Level 2	Level 3	Total

Warrant liability	$-	$-	$16	$16
Total	$-	$-	$16	$16

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018:

Warrant Liability
(In thousands)
Balance at December 31, 2017	$16
Change in fair value upon re-measurement	171
Balance at September 30, 2018	$187

There were no transfers between Level 1, Level 2 and Level 3 in any of the periods reported.

The Company has re-measured the warrant liability to estimated fair value at inception, prior to modification and at each reporting date using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30, 2018	December 31, 2017
Risk-free interest rate	2.88%	2.09%
Expected volatility	128%	85%
Expected term (in years)	3.4	4.1
Expected dividend yield	-	-
Exercise price	$8.00	$8.00
Market value of common stock	$3.12	$0.87
Warrants to purchase shares of common stock	92,212	92,212

5.	Stock-Based Compensation

Biostage 2013 Equity Incentive Plan

The Company maintains the 2013 Equity Incentive Plan (the “Plan”) for the benefit of certain of its officers, employees, non-employee directors, and other key persons (including consultants and advisory board members). All options and awards granted under the Plan consist of the Company’s shares of common stock. In May 2018, the Company’s shareholders approved the increase of the number of shares of the Company’s common stock available for issuance pursuant to the Plan by 1,600,000 shares, which increased the total shares authorized to be issued under the Plan to 2,098,000.

 The Company also issued equity awards under the Plan in 2013 at the time of the spin-off discussed in Note 7 below to all holders of Harvard Bioscience equity awards as part of an adjustment (the “Adjustment”) to prevent a loss of value due to the spin-off.

Compensation expense recognized under the Plan relates to service provided by employees, board members and non-employees of the Company. There was no required compensation associated with the Adjustment awards to employees who remained at Harvard Bioscience.

The Company has granted options to purchase common stock and restricted stock units (RSUs) under the Plan. Stock option and restricted stock unit activity during the nine months ended September 30, 2018 was as follows:

	Stock Options		Restricted Stock Units
	Amount	Weighted- average exercise price	Amount	Weighted - average grant date fair value

Outstanding at December 31, 2017	167,474	$45.84	14,875	$7.68
Granted	1,359,209	2.86	-	-
Vested (RSUs)	-	-	(6,228)	7.68
Canceled	(70,614)	20.60	(912)	7.68
Outstanding at September 30, 2018	1,456,069	$6.94	7,735	$7.68

The underlying common shares for 912 of the 6,228 vested RSUs were unissued as of September 30, 2018.

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing the options granted during the nine months ended September 30, 2018 were as follows:

Expected volatility	88-118%
Expected dividends	n/a%
Expected term	5.75-6.05	years
Risk-free rate	2.65-2.82%

The Company’s outstanding stock options include 583,921 performance-based awards as of September 30, 2018 that have vesting provisions subject to the achievement of certain business milestones. Compensation expense has not yet been recognized for these performance-based awards given the milestone achievements have not yet been deemed probable for accounting purposes.

The Company recorded equity-based compensation expense in the following expense categories of its consolidated statements of operations:

	Three Months Ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)

Research and development	$62	$98	$140	$281
General and administrative	132	96	321	310
Total stock-based compensation	$194	$194	$461	$591

6.	Commitments and Contingencies

First  Pecos Breach Notice

In June 2017, the Company entered into a binding Memorandum of Understanding with First Pecos, LLC (“First Pecos”), pursuant to which the Company agreed to issue to First Pecos in a private placement 485,000 shares of its common stock on a post-reverse split basis at a purchase price of $6.30 per share or, to the extent First Pecos, following the transaction, would own more than 19.9% of the Company’s common stock, shares of a new class of preferred stock of the Company with a per-share purchase price of $1,000.

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

Other

On April 14, 2017, representatives for the estate of a deceased individual filed a civil lawsuit in the Suffolk Superior Court, in Boston, Massachusetts, against the Company and Harvard Bioscience. The complaint alleges that the decedent’s injury and death were caused by two tracheal implants that incorporated synthetic trachea scaffolds and a biologic component combined by the implanting surgeon with a bioreactor, and surgically implanted in the decedent in two surgeries performed in 2012 and 2013. The civil complaint seeks a non-specific sum of money to compensate the plaintiffs. This civil lawsuit relates to the Company’s first-generation trachea scaffold technology for which the Company discontinued development in 2014, and not to the Company’s current Cellframe technology nor to its lead development product candidate, the Cellspan esophageal implant. The Company intends to vigorously defend this case. While the Company believes that such claim lacks merit, the Company is unable to predict the ultimate outcome of such litigation. In accordance with a separation and distribution agreement between Harvard Bioscience and the Company relating to the spin-off, the Company would be required to indemnify Harvard Bioscience against losses that Harvard Bioscience may suffer as a result of this litigation. The Company has been informed by its insurance provider that the case has been accepted as an insurable claim under the Company’s product liability insurance policy. The Company has not accrued for a potential liability as it is not considered probable at this time.

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

At the time of the spin-off, the Company entered into a 10-year product distribution agreement with Harvard Bioscience under which each company became the exclusive distributor for the other party for products such other party develops for sale in the markets served by the other. In addition, Harvard Bioscience agreed that except for certain existing activities of its German subsidiary, to the extent that any Harvard Bioscience business desires to resell or distribute any bioreactor that is then manufactured by the Company, the Company would be the exclusive manufacturer of such bioreactors and Harvard Bioscience would purchase such bioreactors from the Company.

On November 3, 2017, in exchange for settlement of approximately $0.1 million of outstanding rent and operating expenses due to Harvard Bioscience, Biostage sold all of its current stock of research bioreactor parts, a royalty free perpetual sublicensable and transferable right and license to use the intellectual property, including but not limited to certain patents covering research bioreactors, and relinquished exclusive manufacturing or distribution rights with respect to research bioreactors to Harvard Bioscience. The Company had ceased the manufacture of research bioreactors in late 2016, to concentrate its efforts solely on development of its clinical product candidates. This settlement only covers research bioreactors, not to be used for clinical purposes. The Company retains full exclusive rights to all assets and rights associated with the clinical bioreactor used in the development of the Company’s current Cellframe technology.

Due to Related Party

In connection with the Company’s private placement transaction in December 2017, an investor placed a deposit in the amount of $0.3 million with the Company, which was subsequently repaid in January 2018.

8.	Net Loss Per Share

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the nine months ended September 30, 2018 and 2017 because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2018	2017

Unvested restricted common stock units	7,735	20,237
Warrants to purchase common stock	4,178,647	995,647
Options to purchase common stock	1,456,069	260,215
Total	5,642,451	1,276,099

9.	Income Taxes

The Company did not provide for any income taxes in its statement of operations for the three and nine months ended September 30, 2018 and 2017. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2018 and December 31, 2017, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2018 or December 31, 2017. As of September 30, 2018, and December 31, 2017, the Company had no accrued interest or tax penalties recorded related to income taxes. The Company is subject to U.S. federal income tax and Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for all periods from inception through December 31, 2017; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

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

As provided for in SEC Staff Accounting Bulletin No. 118, which addresses the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cut and Jobs Act, or TCJA, the Company is still in the process of analyzing the impact to the Company of the TCJA.  The eventual impact to the Company’s financial statements of the TCJA may differ from the provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The Company believes its accounting for provisional amounts recorded in connection with its tax provision for the year ended December 31, 2017 are reasonable based upon the filing of its 2017 US federal income tax return in October 2018.

For all periods through September 30, 2018, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

10.	Headcount Reduction in 2017

During October and November 2017 and in an effort to conserve cash, the Company completed a reduction in headcount of 20 of its employees. In addition, officers of the Company agreed to a temporary reduction and deferral in their salaries of 50% effective November 2017. During the first quarter of 2018, the salaries paid to the officers of the Company were increased to approximately 80% of the contracted amounts. The Company accrued the $104,000 difference between the officers’ contracted rates and amounts paid. In July 2018, the Company paid these amounts and reinstated the officers’ salaries to their contracted rates. In the fourth quarter ended December 31, 2017, the Company recorded charges for termination benefits in connection with the headcount reduction of approximately $99,000 for employee severance and related costs, which was recorded in accrued expenses and other current liabilities at December 31, 2017. The Company paid the entire amount of $99,000 in January and February 2018.

11.	Subsequent Event

On October 26, 2018, the Company was awarded Phase II of a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development totaling $1.1 million to support development, testing, and translation to the clinic through September 2019. The Phase II grant includes an additional $0.5 million for future period support through September 2020, subject to availability of funding and satisfactory progress on the project. Phase I of the SBIR grant was awarded in March 2018 totaled $225,000 and completed in September 2018. Accordingly, the SBIR grant has the potential to provide a total award of $1.8 million.

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

We believe that our Cellframe technology will provide surgeons with new ways to address damage to the esophagus, bronchus, and trachea due to congenital abnormalities, trauma, infection or cancer. Products being developed based on our Cellframe technology for those indications are called CellspanTM products.

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

We believe that, of our two current programs, the Cellspan Esophageal Implant program to treat pediatric esophageal atresia may provide a shorter time to a commercial product and the greater overall potential value. We also believe that the pediatric esophageal atresia program needs to advance in the first position with the FDA to ensure eligibility for the pediatric rare disease accelerated review voucher program. Receipt of such a voucher, if achieved, could potentially provide significant value to the company in the future. As a result, we are pursuing the pediatric program as our lead program. We continue to advance the Cellspan Esophageal Implant adult program. Our current plan for that product candidate is to update the FDA on the progress and status of our preclinical testing, including our GLP studies, for the adult esophagus program early in the fourth quarter of 2018. Based on the FDA’s feedback, we may amend our preclinical testing plan and will continue toward the filing of an IND.

Our products are currently in development and have not yet received regulatory approval for sale anywhere in the world.

We continue to pursue both of our esophageal programs and we anticipate our 2018 cash burn needs to be significantly less than our 2017 burn.

December 2017 Private Placements and Reverse Stock Split

Between December 27, 2017 and December 29, 2017, we entered into Securities Purchase Agreements with new investors for the sale of our capital stock. These agreements and related transactions resulted in the following:

•	On December 22, 2017, we effected a reverse stock split of our shares of common stock at a ratio of 1-for-20. All share and per share amounts of common stock in the accompanying consolidated financial statements in this quarterly report on Form 10-Q have been retroactively adjusted to reflect the reverse stock split.

•	Our common stock commenced trading on the OTCQB Venture Market on a reverse stock split basis on December 22, 2017. The Company had delisted from The NASDAQ Capital Market in October 2017 and commenced trading on the OTCQB Venture Market at that time.

•	On December 27, 2017, we issued 518,000 shares of our common stock at $2.00 per share, 3,108 shares of our Series D Convertible Preferred Stock at $1,000 per share, and warrants to purchase 3,108,000 shares of common stock at an exercise price of $2.00 per share, in exchange for aggregate gross proceeds of approximately $4.1 million in a private placement transaction of unregistered shares with a new investor. The warrants were immediately exercisable and expire in December 2022.

2018 Private Placements

During the first nine months of 2018 we completed the following private placements:

•	On January 3, 2018, we issued 50,000 shares of our Common stock at $2.00 per share and warrants to purchase 75,000 shares of common stock at an exercise price of $2.00 per share, in exchange for aggregate gross proceeds of $100,000 in an unregistered private placement with Connecticut Children’s Medical Center (“Connecticut Children’s”). The warrants were immediately exercisable and expire in January 2023. Connecticut Children’s Chief Executive Officer, James Shmerling, is a member of our Board of Directors as well as the Board of Directors of Connecticut Children’s.

•	On February 20, 2018, we completed a private placement of 302,115 shares of common stock at a purchase price of $3.31 per share for gross and net proceeds of $1.0 million.

•	On May 23, 2018, we issued 1,000,000 shares of common stock to two new investors at a purchase price of $3.60 per share for aggregate gross and net proceeds of approximately $3.6 million and $3.4 million, respectively, in an unregistered private placement transaction. Following the issuance of these shares, the holders of Series D preferred stock exercised their right to convert all of the 3,108 shares outstanding of Series D preferred stock into 1.554 million shares of common stock as provided for under the Series D preferred stock agreement.

•	On June 29, 2018, we issued 250,000 shares of common stock to an investor at a purchase price of $3.60 per share for aggregate gross and net proceeds of approximately $0.9 million and $0.8 million , respectively, in an unregistered private placement transaction.

Small Business Innovation Research Grant

On March 28, 2018, we were awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development to support testing of pediatric Cellspan Esophageal Implants. The award for Phase I, which was executed and earned through the third quarter of 2018, provided for the reimbursement of up to $225,000 of qualified research and development costs.

On October 26, 2018, we were awarded Phase II of the SBIR grant for $1.1 million to support development, testing, and translation to the clinic through September 2019. The Phase II grant includes an additional $0.5 million for future period support through September 2020, subject to availability of funding and satisfactory progress on the project. Accordingly, the SBIR grant has the potential to provide a total award of $1.8 million.

Headcount

Following the failure to receive the funding with respect to a securities purchase agreement in August 2017, and in an effort to conserve cash, we completed a reduction in headcount of 20 persons during October and November 2017. In addition, our officers agreed to a temporary reduction in their cash salaries by 50% effective November 2017. During the first quarter of 2018, the salaries paid to our officers were increased to approximately 80% of their contracted rate. We accrued the $104,000 difference between the officers’ contracted rates and amounts paid. In July 2018, we paid these amounts and reinstated the officers’ salaries to their contracted rates. Following the capital raises in December 2017 and January 2018 described below we re-hired several of our former employees into key positions in January 2018, and we have made other hires since then. At September 30, 2018, we had 15 employees, of whom fourteen were full-and one was part-time.

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of September 30, 2018 had an accumulated deficit of approximately $53.9 million, which will require us to seek additional financing to fund future operations. We expect that our cash on hand at September 30, 2018 of $3.5 million will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2019.

We are currently investing significant resources in the development of products for use by clinicians in the field of regenerative medicine. We will need to raise additional funds in future periods to fund our operations. In the event that we do not raise additional capital from outside sources in the near future, we may be forced to further curtail or cease our operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of clinical and animal studies and other resource needs that will be required to complete ongoing development and pre-clinical and clinical testing of products as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. We will seek to raise necessary funds through a combination of public or private equity offerings, debt financings, other financing mechanisms, or strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all.

Results of Operations

Components of Operating Loss

Research and development expense. Research and development expense consists of salaries and related expenses, including stock-based compensation, for personnel and contracted consultants and various materials and other costs to develop our new products, primarily: synthetic organ scaffolds, including investigation and development of materials and investigation and optimization of cellularization, and 3D organ bioreactors, as well as studies of cells and cell behavior. Other research and development expenses include the costs of outside service providers and material costs for prototype and test units and outside laboratories and testing facilities performing cell growth and materials experiments, as well as the costs of all other preclinical research. We expense research and development costs as incurred.

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

Changes in fair value of warrant liability. Changes in fair value of warrant liability represent the change in the fair value of common stock warrants from the date of issuance to the end of the reporting period during the three and nine months ended September 30, 2018 and 2017, and in subsequent quarterly periods, the change in the fair value of common stock warrants from the date between each reporting period until the liability is settled. We use the Black-Scholes pricing model to value the outstanding warrant liability. The costs associated with the issuance of the warrants have been recorded as an expense upon issuance.

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017

Research and Development Expense

Research and development expense decreased by $1.1 million, or approximately 45% to $1.3 million for the three months ended September 30, 2018 compared to $2.4 million for the comparable three-month period in 2017. The decrease was primarily attributed to lower employee and payroll-related costs of $0.6 million due to the Company’s headcount reductions implemented during the fourth quarter of 2017, lower outsourced study and purchased services expenses of $0.3 million, and a $0.2 million reduction in other operating expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $52,000, or approximately 6%, to $940,000 compared to $888,000 for the same period in 2017. An increase totaling approximately $0.2 million for headcount related costs, final costs associated with the dissolution of our European legal entities, franchise business taxes, and audit fees was partially offset by a $0.1 million decrease in investor relations costs.

Grant income

Grant income for qualified expenditures from a Fast-Track SBIR grant was approximately $90,000 for the three months ended September 30, 2018. There was no grant income recorded in the comparable period in 2017.

Change in fair value of warrant liability

The change in the fair value of the warrant liability resulted in other income of $49,000 for the three months ended September 30, 2018 compared to $9,000 of other income in the same period in 2017. This result was due primarily to a lower price of the underlying common shares as of September 30, 2018, offset in part by an increase in the volatility of the common shares, which increased the value of the warrants.

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017

Research and Development Expense

Research and development expense decreased by $4.3 million, or approximately 61%, to $2.8 million for the nine months ended September 30, 2018 compared to $7.1 million for the comparable nine-month period in 2017. The decrease was primarily attributed to lower employee and payroll-related costs of $2.2 million due to the Company’s headcount reductions implemented during the fourth quarter of 2017, lower outsourced study and purchased services expenses of $1.3 million, lower research related travel and conference costs of $0.3 million, and a $0.5 million reduction in other operating expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $67,000, or approximately 2%, to $2.97 million for the nine months ended September 30, 2018 compared $2.91 million for the same period in 2017. Increases totaling $0.5 million for headcount related costs, final costs associated with the dissolution of our European legal entities, franchise business taxes, and audit fees were partially offset by a $0.4 million decrease in investor relations consulting costs.

Grant income

Grant income for qualified expenditures from a Fast-Track SBIR grant was approximately $225,000 for the nine months ended September 30, 2018. There was no grant income recorded in the comparable period in 2017.

Change in fair value of warrant liability

The change in fair value of the warrant liability resulted in an expense of $0.2 million for the nine months ended September 30, 2018 compared to an expense of $0.7 million for the same period in 2017. This decrease in the amount of expense of $0.5 million was primarily due to a reduction in the number of liability classified warrants as of September 30, 2018 based on the modification of the warrant terms in the second and third quarters of 2017. This decrease was offset, in part, by an increase in the fair value of the warrants due to changes in the underlying common share price.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity.  We have incurred operating losses since inception, and as of September 30, 2018 we had an accumulated deficit of approximately $53.9 million. We are currently investing significant resources in the development and commercialization of our products for use by clinicians and researchers in the field of regenerative medicine. As a result, we expect to incur operating losses and negative operating cash flow for the foreseeable future.

Operating activities.  Net cash used in operating activities of $5.5 million for the nine months ended September 30, 2018 was primarily due to our net loss of $5.7 million, in addition to approximately $0.6 million of cash used for working capital, offset by $0.8 million add-back of non-cash expenses related to the change in the fair value of our warrant liability, stock-based compensation and depreciation.

Net cash used in operating activities of $9.4 million for the nine months ended September 30, 2017 was primarily a result of our $10.7 million net loss, partially offset by a $1.6 million add-back of non-cash expenses related to the change in the fair value of warrant liability, stock-based compensation and depreciation.

Investing activities.  Net cash used by investing activities of $63,000 during the nine months ended September 30, 2018 reflected $0.1 million of property, plant and equipment additions, offset in part by $64,000 of cash received from the sale of property, plant and equipment.

Net cash used in investing activities during the nine months ended September 30, 2017 of $0.1 million represented cash used for purchase of property and equipment.

Financing activities Net cash generated from financing activities of $5.0 million during the nine months ended September 30, 2018 consisted of the net proceeds of $5.3 million received from private placement transactions that resulted in the issuance of 1,602,115 shares of our common stock at an average purchase gross price of price of $3.495 per share, partially offset by the repayment of a $0.3 million deposit to an investor related to the private placement transaction from December 2017.

Net cash generated from financing activities during the nine months ended September 30, 2017 of $7.9 million consisted of the net proceeds from the issuance of 1,000,000 shares of our common stock at a purchase price of $8.00 per share, the issuance of warrants to purchase 1,000,000 shares of common stock at an exercise price of $8.00 per warrant and warrants issued to placement agents for the offering to purchase 50,000 shares of common stock at an exercise price of $10.00 per warrant and $1.1 million from the conversion of warrants for 132,367 shares of common stock at $8.00 per share.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Date: November 9, 2018

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

