Form 10-Q
period 2019-03-31
Biostage, Inc.
filed 2019-05-14
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   YES     ☒     NO

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of May 10, 2019, there were 6,672,223 shares of common stock, par value $0.01 per share, outstanding

Biostage Inc.

Form 10-Q

For the Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$1,065	$1,305
Restricted cash	50	50
Grant receivable	114	176
Prepaid expenses and other current assets	499	623
Total current assets	1,728	2,154
Property, plant and equipment, net	466	479
Right-of-use assets	143	-
Total non-current assets	609	479
Total assets	$2,337	$2,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$311	$160
Accrued and other current liabilities	441	404
Warrant liability	105	98
Current portion of operating lease liability	99	-
Total current liabilities	956	662
Operating lease liability, net of current portion	44	-
Total liabilities	$1,000	$662

Commitments and contingencies (Note 6)

Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; 984,000 shares authorized and none issued and outstanding at March 31, 2019 and December 31, 2018	$-	$-
Common stock, $0.01 par value; 120,000,000 shares authorized at March 31, 2019 and December 31, 2018; 6,169,645 and 5,669,645 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	62	57
Additional paid-in capital	58,965	57,677
Accumulated deficit	(57,690)	(55,763)
Total stockholders’ equity	1,337	1,971
Total liabilities and stockholders’ equity	$2,337	$2,633

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018

Revenues	$-	$-

Operating expenses:
Research and development	1,034	552
Selling, general and administrative	1,000	928
Total operating expenses	2,034	1,480

Operating loss	(2,034)	(1,480)

Other income (expense):
Grant income	114	59
Change in fair value of warrant liability	(7)	(124)
Total other income (expense), net	107	(65)

Net loss	$(1,927)	$(1,545)

Basic and diluted net loss per share	$(0.32)	$(0.56)
Weighted-average common shares, basic and diluted	6,003	2,751

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(1,927)	$(1,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	293	75
Depreciation	61	63
Amortization of right-of-use assets	23	-
Change in fair value of warrant liability	7	124
Changes in operating assets and liabilities:
Grant receivable	62	(59)
Prepaid expenses and other current assets	124	(67)
Accounts payable	127	(698)
Accrued and other current liabilities	37	47
Lease liabilities	(23)	-
Net cash used in operating activities	(1,216)	(2,060)

CASH FLOWS USED IN INVESTING ACTIVITIES
Additions to property and equipment	(24)	(3)
Cash received from sale of property, plant and equipment	-	49
Net cash (used in) provided by investing activities	(24)	46

CASH FLOWS USED IN FINANCING ACTIVITIES
Return of related party advance	-	(300)
Proceeds from issuance of common stock and warrants, net of offering costs	-	1,095
Proceeds from exercise of warrants	1,000	-
Net cash provided by financing activities	1,000	795
Net decrease in cash and restricted cash	(240)	(1,219)
Cash and restricted cash at beginning of period	1,355	4,038
Cash and restricted cash at end of period	$1,115	$2,819

Supplemental disclosure of non-cash investing and financing activities:
Equipment purchases included in accounts payable	$24	$14

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Three Months Ended March 31, 2019
	Number of Common Shares Outstanding	Common Stock	Number of Series D Convertible Preferred Shares	Series D Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	5,670	$57	-	$-	$57,677	$(55,763)	$1,971

Net loss	-	-	-	-	-	(1,927)	(1,927)
Share-based compensation	-	-	-	-	293	-	293
Issuance of common stock from exercise of warrants	500	5	-	-	995	-	1,000

Balance at March 31, 2019	6,170	$62	-	$-	$58,965	$(57,690)	$1,337

	Three Months Ended March 31, 2018
	Number of Common Shares Outstanding	Common Stock	Number of Series D Convertible Preferred Shares	Series D Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017	2,507	$25	3	$1,475	$50,157	$(48,234)	$3,423

Net loss	-	-	-	-	-	(1,545)	(1,545)
Share-based compensation	-	-	-	-	75	-	75
Issuance of common stock, net of offering costs	352	4	-	-	1,040	-	1,044
Issuance of warrants to purchase common stock in connection with issuance of common stock above	-	-	-	-	51	-	51

Balance at March 31, 2018	2,859	$29	3	$1,475	$51,323	$(49,779)	$3,048

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Overview and Basis of Presentation

Overview

Biostage, Inc. (Biostage or the Company) is a biotechnology company developing bioengineered organ implants based on the Company’s novel CellframeTM technology. The Company’s Cellframe technology is comprised of a biocompatible scaffold that is seeded with the recipient’s own stem cells. The Company believes that this technology may prove to be effective for treating patients across a number of life-threatening medical indications who currently have unmet medical needs. The Company is currently developing its Cellframe technology to treat life-threatening conditions of the esophagus, bronchus and trachea with the objective of dramatically improving the treatment paradigm for those patients. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and acquiring operating assets. The Company has one business segment and does not have significant costs or assets outside the United States.

On October 31, 2013, Harvard Bioscience, Inc. (Harvard Bioscience) contributed its regenerative medicine business assets, plus $15 million of cash, into Biostage, Inc. (formerly “Harvard Apparatus Regenerative Technologies” at time of spin-off.) On November 1, 2013, the spin-off of the Company from Harvard Bioscience was completed. On that date, the Company became an independent company that operates the regenerative medicine business previously owned by Harvard Bioscience. The spin-off was completed through the distribution of all the shares of common stock of Biostage to stockholders of Harvard Bioscience (the “HBIO Distribution”).

The Company’s common stock is currently traded on the OTCQB Venture Market under the symbol “BSTG”.

Basis of Presentation

The consolidated financial statements reflect the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (GAAP).

Going Concern

The Company has incurred substantial operating losses since its inception, and as of March 31, 2019 has an accumulated deficit of approximately $57.7 million and will require additional financing to fund future operations. The Company expects that its cash at March 31, 2019 of $1.1 million will enable it to fund its operating expenses and capital expenditure requirements into the second quarter of 2019. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s operations will be adversely affected if it is unable to raise or obtain needed funding and such circumstance may materially affect the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and therefore, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classifications of liabilities that may result from the outcome of this uncertainty.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of March 31, 2019 and consolidated interim statements of operations and cash flows for the three months ended March 31, 2019 and 2018 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2019 and its results of operations and cash flows for the three-month periods ended March 31, 2019 and 2018. The financial data and other information disclosed in these notes related to the three-month periods ended March 31, 2019 and 2018 are unaudited. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period.

2.  Summary of Significant Accounting Policies and Recently Issued Accounting Pronouncements

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

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

Grant income is recognized when qualified research and development costs are incurred and recorded in other income (expense), net in the consolidated statements of operations. When evaluating grant revenue from the SBIR grant, the Company considered accounting requirements under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606, Revenue From Contracts With Customers. The Company concluded that ASC 606 did not apply as there is no exchange of goods or services or an exchange of intellectual property between the parties and therefore presents grant income in other income. The Company recognized $114,000 of grant income from the Phase II award during the three months ended March 31, 2019 and $59,000 of grant income from the Phase I award during the three months ended March 31, 2018.

Restricted Cash

Restricted cash consists of $50,000 held as collateral for the Company’s credit card program as of March 31, 2019 and December 31, 2018. The Company’s statements of cash flows include restricted cash with cash when reconciling the beginning-of-period and end-of-period total amounts shown on such statements.

A reconciliation of the cash and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	March 31,	December 31,
	2019	2018

Cash	$1,065	$1,305
Restricted cash	50	50
Total cash and restricted cash as shown on the statements of cash flows	$1,115	$1,355

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted ASU 2018-07 as required on January 1, 2019, and its adoption did not have any material impact on the Company’s consolidated results of operations.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (ASU 2017-11). This guidance is intended to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be considered “not indexed to an entity’s own stock” and therefore accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. Down round features are most often found in warrants and conversion options embedded in debt or preferred equity instruments. In addition, the guidance re-characterized the indefinite deferral of certain provisions on distinguishing liabilities from equity to a scope exception with no accounting effect. The Company adopted ASU 2017-11 as of the required effective date of January 1, 2019, and the adoption of ASU 2017-11 did not have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), a new standard issued to increase transparency and comparability among organizations related to their leasing activities. This standard established a right-of-use model that requires all lessees to recognize right-of-use assets and lease liabilities on their balance sheet that arise from leases as well as provide disclosures with respect to certain qualitative and quantitative information related to a company's leasing arrangements to meet the objective of allowing users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

The FASB subsequently issued the following amendments to ASU 2016-02 that have the same effective date and transition date: ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements, ASU 2018-20, Narrow-Scope Improvement for Lessors, and ASU 2019-01, Leases (Topic 842): Codification Improvements. The Company adopted these amendments with ASU 2016-02 (collectively, the new leasing standards) effective January 1, 2019 using the modified retrospective transition approach with no restatement of prior periods or cumulative adjustment to accumulated deficit. Upon adoption, the Company elected the package of transition practical expedients, which allowed the Company to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company also elected the practical expedient to not reassess certain land easements and made an accounting policy election to not recognize leases with an initial term of 12 months or less within its consolidated balance sheets and to recognize those lease payments on a straight-line basis in its consolidated statements of operations over the lease term.

Upon adoption of the new leasing standards the Company recognized a right-of-use asset of approximately $0.2 million and a corresponding operating lease liability of approximately $0.2 million, which are included in the Company’s consolidated balance sheet. The adoption of the new leasing standards did not have an impact on the Company’s consolidated statements of operations.

The Company determines if an arrangement is a lease at contract inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses the implicit rate when readily determinable and uses its incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments. Since the Company does not have similar term secured borrowing arrangements as its lease arrangements and, therefore, its incremental borrowing rate is not readily determinable, the Company has used an incremental borrowing rate based on the lowest grade of debt available in the marketplace for the same term as the associated lease.

The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized in the Company’s right-of-use assets in the Company’s consolidated balance sheets

The Company’s operating leases are reflected in right to use assets, current portion of operating lease liability and operating lease liability, net of current portion, in the Company’s consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

For additional information on the adoption of the new leasing standards, see Note 7, Leases, to the consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirement for Fair Value Measurement. This ASU removes, modifies and adds certain disclosure requirements of ASC Topic 820. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2019. The Company is currently evaluating the impact that the adoption of this standard may have on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.  Capital Stock

On January 3, 2018, the Company issued 50,000 shares of our common stock to Connecticut Children’s Medical Center (Connecticut Children’s) at $2.00 per share and warrants to purchase 75,000 shares of common stock at an exercise price of $2.00 per share, in exchange for aggregate gross proceeds of $100,000 in a private placement transaction of unregistered shares. The warrants were immediately exercisable and expire in January 2023. The Company has allocated $51,000 of consideration to the warrants using the relative fair-value method and included such amount in additional paid-in capital. The Company classified these warrants as permanent equity versus liability warrants as the warrants do not have any redemption features nor a right to put for cash that is outside the control of the Company. Connecticut Children’s Chief Executive Officer, James Shmerling, is a member of the Company’s Board of Directors as well as the Board of Directors of Connecticut Children’s.

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

On January 31, 2019, the Company issued 500,000 shares of its common stock to an investor in connection with the exercise of a portion of the warrants issued on December 27, 2017. Such warrants were exercised in exchange for the payment to the Company of the aggregate cash exercise price of $1.0 million.

4. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company utilizes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value that prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The Company had no assets or liabilities classified as Level 2 as of March 31, 2019 and December 31, 2018. The Company’s restricted cash that serves as collateral for the Company’s credit card program is held in a demand money market account and is measured at fair value based on quoted prices, which are Level 1 inputs. The Company classifies warrants to purchase common stock that are accounted for as liabilities as discussed below as Level 3 liabilities.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019:

	Fair Value Measurement as of March 31, 2019
	(In thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$50	$-	$-	$50
Total	$50	$-	$-	$50

Liabilities:
Warrant liability	$-	$-	$105	$105
Total	$-	$-	$105	$105

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Fair Value Measurement as of December 31, 2018
	(In thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$50	$-	$-	$50
Total	$50	$-	$-	$50

Liabilities:
Warrant liability	$-	$-	$98	$98
Total	$-	$-	$98	$98

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019:

Warrant Liability
(In thousands)
Balance at December 31, 2018	$98
Change in fair value upon re-measurement	7
Balance at March 31, 2019	$105

There were no transfers between Level 1, Level 2 and Level 3 in any of the periods reported.

The Company has re-measured the warrant liability to estimated fair value at inception, prior to modification and at each reporting date using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31, 2019	December 31, 2018
Risk-free interest rate	2.49%	2.46%
Expected volatility	118.3%	121.9%
Expected term (in years)	2.9	3.1
Expected dividend yield	-	-
Exercise price	$8.00	$8.00
Market value of common stock	$2.35	$2.06
Warrants to purchase shares of common stock	92,212	92,212

5.  Share-Based Compensation

Biostage 2013 Equity Incentive Plan

The Company maintains the 2013 Equity Incentive Plan (the Plan) for the benefit of certain of its officers, employees, non-employee directors, and other key persons (including consultants and advisory board members). All options and awards granted under the Plan consist of the Company’s shares of common stock. In May 2018, the Company’s shareholders approved the increase of the number of shares of the Company’s common stock available for issuance pursuant to the Plan by 1,600,000 shares, which increased the total shares authorized to be issued under the Plan to 2,098,000.

The Company also issued equity awards under the Plan at the time of the HBIO Distribution to all holders of Harvard Bioscience equity awards as part of an adjustment (the Adjustment Awards) to prevent a loss of value due to the HBIO Distribution. Compensation expense recognized under the Plan relates to service provided by employees, board members and a non-employee of the Company. There was no required compensation associated with the Adjustment Awards to employees who remained at Harvard Bioscience. As of December 31, 2018 and since there was no unrecognized compensation costs as all the Adjustment Awards have fully vested.

The Company has granted options to purchase common stock and restricted stock units (RSUs) under the Plan. Stock option and restricted stock unit activity during the three months ended March 31, 2019 was as follows:

	Stock Options		Restricted Stock Units
	Amount	Weighted – average exercise price	Amount	Weighted – average grant date fair value
Outstanding at December 31, 2018	1,577,983	$6.58	7,735	$7.68
Granted	7,500	2.48	-	-
Vested (RSUs)	-	-	(2,578)	7.68
Canceled	(19)	100.47	-	-
Outstanding at March 31, 2019	1,585,464	$6.55	5,157	$7.68

The underlying common shares for the 2,578 vested RSUs were unissued as of March 31, 2019.

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing options granted during the three months ended March 31, 2019 were as follows:

Expected volatility	117.4%
Expected dividends	n/a
Expected term	5.75 years
Risk-free rate	2.55%

The Company’s outstanding stock options include 583,921 performance-based awards as of March 31, 2019 that have vesting provisions subject to the achievement of certain business milestones. Total compensation expense for performance-based awards is approximately $1.6 million. No expense has been recognized as of March 31, 2019 for such awards given that the milestone achievements have not yet been deemed probable for accounting purposes.

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations:

	Three Months ended March 31,
	2019	2018
	(In thousands)

Research and development	$72	$9
General and administrative	221	66
Total share-based compensation	$293	$75

6.  Commitments and Contingencies

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

7. Leases

The Company leases laboratory and office space, and certain equipment. The Company leases have remaining lease terms ranging from 1 year to 4 years. The facility sublease with Harvard Bioscience currently runs through May 31, 2020 and automatically extends annually unless the Company or Harvard Bioscience provides a notice of termination within one hundred and eighty days prior to May 31 of each year. The equipment lease, which has a lease term thru April 2023, includes the purchase or return of the equipment, or continuation of the lease at 180-day intervals at the end of the lease, at the Company’s sole discretion.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation in the Company’s condensed consolidated balance sheets of its operating leases:

(In thousands)	Balance sheet location	As of March 31, 2019
Assets:
Operating lease assets	Right-of-use asset	$143

Liabilities:
Current operating lease liabilities	Current portion of operating lease liabilities	$99
Non-current operating lease liabilities	Operating lease liabilities, net of current portion	44
Total operating lease liabilities		$143

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of income:

(In thousands)	Income Statement Location	For the Three Months Ended March 31, 2019
Operating lease cost	Research and development	$18
	Selling, general and administrative	10
		$28

The minimum lease payments for the next five years and thereafter is expected to be as follows:

(In thousands)	As of March 31, 2019
2019 (remaining nine months)	$84
2020	53
2021	11
2022	11
2023	4
Thereafter	0
Total lease payments	$163
Less: interest	20
Present value of operating lease liabilities	$143

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

As of March 31, 2019
Weighted average remaining lease term in years	2.0
Weighted average discount rate	13.55%

8. Related Party Transactions

Relationship with Harvard Bioscience

On November 1, 2013, Harvard Bioscience completed the HBIO Distribution. At the time of the HBIO Distribution, the Company entered into a 10-year product distribution agreement with Harvard Bioscience under which each company became the exclusive distributor for the other party for products such other party develops for sale in the markets served by the other. In addition, Harvard Bioscience agreed that except for certain existing activities of its German subsidiary, to the extent that any Harvard Bioscience business desires to resell or distribute any bioreactor that is then manufactured by the Company, the Company would be the exclusive manufacturer of such bioreactors and Harvard Bioscience would purchase such bioreactors from the Company.

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

9. Net Loss Per Share

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2019 and 2018 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2019	2018

Unvested restricted common stock units	5,517	7,735
Warrants to purchase common stock	3,678,647	4,178,647
Options to purchase common stock	1,585,464	156,968
Series D convertible preferred stock	-	1,554,000
Total	5,269,268	5,897,350

10. Income Taxes

The Company did not provide for any income taxes in its statement of operations for the three-month periods ended March 31, 2019 and 2018. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2019 and December 31, 2018, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2019 or December 31, 2018. As of March 31, 2019, and December 31, 2018, the Company had no accrued interest or tax penalties recorded related to income taxes. The Company is subject to U.S. federal income tax and Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for all periods from inception through December 31, 2018; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has recently completed several equity financing transactions which have either individually or cumulatively resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future. The Company does not believe the impact of any limitation on the use of its net operating loss or credit carryforwards will have a material impact on the Company’s consolidated financial statements since the Company has a full valuation allowance against its deferred tax assets due to the uncertainty regarding future taxable income for the foreseeable future.

For all periods through March 31, 2019, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

11. Subsequent Events

On April 24, 2019 and May 3, 2019, the Company issued a total of 500,000 shares of its common stock to an investor in connection with the exercise of a total of 500,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share for gross proceeds in the amount of $1.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include the success of our collaborations, clinical trials and pre-clinical development efforts and programs, which success may not be achieved on a timely basis or at all; our ability to obtain and maintain regulatory approval for our implant products, bioreactors, scaffolds and other devices we pursue, including for the esophagus or airway, which approvals may not be obtained on a timely basis or at all; our ability to access debt and equity markets and raise additional funds when needed; the number of patients who can be treated with our products; the amount and timing of costs associated with our development of implant products, bioreactors, scaffolds and other devices; our failure to comply with regulations and any changes in regulations; unpredictable difficulties or delays in the development of new technology; our collaborators or other third parties we contract with, including with respect to conducting any clinical trial or pre-clinical development efforts, not devoting sufficient time and resources to successfully carry out their duties or meet expected deadlines; our ability to attract and retain qualified personnel and key employees and retain senior management; potential liability exposure with respect to our products; the availability and price of acceptable raw materials and components from third-party suppliers; difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives; increased competition in the field of regenerative medicine and the financial resources of our competitors; our ability to obtain and maintain intellectual property protection for our device and product candidates; our inability to implement our growth strategy; the control our principal stockholders can exert based on holding a majority of voting power; plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019 or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

The Cellspan Esophageal Implant (CEI) product candidates are our lead development product candidates. We are pursuing two development programs that address conditions of the esophagus: esophageal atresia (EA) in pediatric patients and esophageal disease in adult patients. Our Cellspan esophageal product candidates are each intended to provide a surgical solution to stimulate regeneration of a segment of the esophagus missing due to a congenital abnormality or following surgical removal to establish or reestablish the organ’s continuity and integrity.

We believe that a pediatric CEI may provide pediatric surgeons with a better procedure to treat EA that would result in a connected esophagus with higher success rates, lower complications and lower overall costs to the healthcare system. Approximately one in 4,000 babies in the U.S. is born with EA, a congenital condition where the child’s esophagus is underdeveloped and does not extend completely from the mouth to the stomach. When a long segment of the esophagus is lacking, the current standard of care is a series of surgical procedures where surgical sutures are applied to both ends of the esophagus in an attempt to stretch them together so they can be connected at a later date. This process can take weeks and the procedure can result in serious complications and may carry high rates of failure. Such approach also requires, in time, at least two separate surgical interventions. In addition to the current standard of care being complex, it is also an expensive procedure because the baby will normally be in the hospital for several months during the process. Other current options include the use of the child’s stomach that would be pulled up, or a piece of the patient’s intestine that would be moved to the gap, to allow a connection to the mouth. We are working to develop a CEI product candidate to address children’s EA, to provide a simpler, more effective and potentially organ-sparing solution.

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

We believe that, of our two current programs, the CEI program to treat pediatric EA may provide a shorter time to a commercial product and the greater overall potential value in the U.S. market. In addition to providing a novel solution for a great medical need, approval of our pediatric EA product candidate may result in receipt of a priority review voucher, which if achieved, could potentially provide significant value in the future. We have continued to advance the CEI adult program and we will be in a position to file an Investigational New Drug Application (an IND) with the U.S. Food and Drug Administration (the FDA) for that product first, as the data set for that application will be completed first. We plan to file an IND with the FDA for the adult esophageal disease product candidate in the third quarter of 2019. We are now completing the remaining preclinical studies for the EA product candidate and expect to file an IND for that product candidate in early 2020.

Our products are currently in development and have not yet received regulatory approval for sale anywhere in the world.

We continue to pursue both of our esophageal programs and we anticipate our 2019 cash burn needs to be in line with our 2018 burn as we continue towards the goal of filing an IND for the adult esophageal disease product candidate in the third quarter of 2019.

We will need to raise additional funds to fund our operations. In the event we do not raise additional capital from outside sources in the near future, we may be forced to curtail or cease our operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing development, pre-clinical and clinical testing of products, as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. We may not be able to obtain additional financing on favorable terms, if at all. Our operations will be adversely affected if we are unable to raise or obtain needed funding and such circumstance may materially affect our ability to continue as a going concern.

Capital Transactions

During 2018 we completed the following private placements:

•	On January 3, 2018, we issued 50,000 shares of our common stock at $2.00 per share and warrants to purchase 75,000 shares of common stock at an exercise price of $2.00 per share, in exchange for aggregate gross proceeds of $100,000 in an unregistered private placement with Connecticut Children’s Medical Center (Connecticut Children’s). The warrants were immediately exercisable and expire in January 2023. Connecticut Children’s Chief Executive Officer, James Shmerling, is a member of our Board of Directors as well as the Board of Directors of Connecticut Children’s.

•	On February 20, 2018, we completed a private placement of 302,115 shares of common stock at a purchase price of $3.31 per share for gross and net proceeds of $1.0 million.

•	On May 23, 2018, we issued 1,000,000 shares of common stock to two new investors at a purchase price of $3.60 per share for aggregate gross and net proceeds of approximately $3.6 million and $3.4 million, respectively, in an unregistered private placement transaction. Following the issuance of these shares, the holders of Series D preferred stock exercised their right to convert all of the 3,108 shares outstanding of Series D preferred stock into 1.554 million shares of common stock as provided for under the Series D preferred stock agreement.

•	On June 29, 2018, we issued 250,000 shares of common stock to an investor at a purchase price of $3.60 per share for aggregate gross and net proceeds of approximately $0.9 million and $0.8 million, respectively, in an unregistered private placement transaction.

During 2019 we had the following capital transactions:

•	On January 31, 2019, we issued 500,000 shares of our common stock to an investor in connection with the exercise of a portion of the warrants issued on December 27, 2017. Such warrants were exercised in exchange for the aggregate cash exercise price of $1.0 million.

•	On April 24, 2019 and May 3, 2019, we issued a total of 500,000 shares of our common stock to an investor in connection with the exercise of a total of 500,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share for total gross proceeds in the amount of $1.0 million.

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

Headcount

Following the failure to receive the funding with respect to a Securities Purchase Agreement in August 2017, and in an effort to conserve cash, we completed a reduction in headcount of 20 persons during October and November 2017. In addition, our officers agreed to a temporary reduction in their cash salaries by 50% effective November 2017. During the first quarter of 2018, the salaries paid to our officers were increased to approximately 80% of their contracted rate. We accrued the $104,000 difference between the officers’ contracted rates and amounts paid. In July 2018, we paid these amounts and reinstated the officers’ salaries to their contracted rates. Following the capital raises in December 2017 and January 2018 described below we re-hired several of our former employees into key positions in January 2018, and we have made other hires since then. At March 31, 2019, we had 16 employees, of whom fifteen were full-and one was part-time.

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of March 31, 2019 had an accumulated deficit of approximately $57.7 million, which will require us to seek additional financing to fund future operations. We expect that our cash on hand at March 31, 2019 of $1.1 million will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2019. As discussed in Note 1 to the consolidated financial statements, these conditions raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Components of Operating Loss

Research and development expense. Research and development expense consists of salaries and related expenses, including share-based compensation, for personnel and contracted consultants, and various materials and other costs to develop our new products, primarily: synthetic organ scaffolds, including investigation and development of materials and investigation and optimization of cellularization, and 3D organ bioreactors, as well as studies of cells and cell behavior. Other research and development expenses include the costs of outside service providers and material costs for prototype and test units and outside laboratories and testing facilities performing cell growth and materials experiments, as well as the costs of all other preclinical research. We expense research and development costs as incurred.

Selling, general and administrative expense. Selling, general and administrative expense consists primarily of salaries and other related expenses, including share-based compensation, for personnel in executive, accounting, information technology and human resources roles. Other costs include professional fees for legal and accounting services, insurance, investor relations and facility costs.

Other Income (Expense)

Grant income. Grant income reflects income earned under an SBIR grant. Grant income is recognized when qualified research and development costs are incurred.

Changes in fair value of warrant liability. Changes in fair value of warrant liability represent the change in the fair value of common stock warrants since the date of issuance based on the remeasurement of such warrants at the end of each reporting period until the liability is settled. We use the Black-Scholes pricing model to value the outstanding warrant liability.

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

Research and Development Expense

Research and development expense increased approximately 87% to $1.0 million for the three months ended March 31, 2019 compared to $0.6 million for the comparable three-month period in 2018. The increase was primarily attributed to a $0.2 million increase in payroll-related costs and share-based compensation due to the hiring of additional research professionals in 2018, an increase in outsourced study expenses of $0.1 million, and an increase of $0.1 million in consulting and legal fees.

Selling, General and Administrative Expense

Selling, general and administrative expense increased approximately 8% to $1.0 million compared to $0.9 million for the same period in 2018. The increase is due primarily to an increase in share-based compensation.

Grant income

Grant income for qualified expenditures from an SBIR grant increased by $55,000 or approximately 93% to $114,000 for the three months ended March 31, 2019 compared to $59,000 for the comparable three-month period in 2018.

Change in fair value of warrant liability

The change in the fair value of the warrant liability resulted in other expense of $7,000 for the three months ended March 31, 2019 compared to $124,000 in the same period in 2018. The expense for the three months ended March 31, 2019 was due to an increase in the price of the underlying common shares, offset in part by a decrease in the volatility of the common shares. The expense for the three months ended March 31, 2018 was due to an increase in the price and volatility of the underlying common shares during the prior quarter.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity.  We have incurred operating losses since inception, and as of March 31, 2019 we had an accumulated deficit of approximately $57.7 million. We are currently investing significant resources in the development and commercialization of our products for use by clinicians and researchers in the field of regenerative medicine. As a result, we expect to incur operating losses and negative operating cash flow for the foreseeable future.

Operating activities.  Net cash used in operating activities of $1.2 million for the three months ended March 31, 2019 was primarily due to our net loss of $1.9 million, offset by approximately $0.3 million of cash received for working capital and $0.4 million add-back of non-cash expenses related to the change in the fair value of our warrant liability, share-based compensation and depreciation.

Net cash used in operating activities of $2.1 million for the three months ended March 31, 2018 was primarily a result of our $1.5 million net loss, in addition to approximately $0.8 million of cash used for working capital, partially offset by $0.3 million add-back of non-cash expenses related to the change in the fair value of our warrant liability, share-based compensation and depreciation. The cash used for working capital primarily represented the payment of accounts payable and accrued expenses.

Investing activities.  Net cash used for investing activities for the three months ended March 31, 2019 reflected $24,000 of equipment purchases.

Net cash provided by investing activities during the three months ended March 31, 2018 was $46,000 reflecting $49,000 of cash received from the sale of property, plant and equipment, offset in part by $3,000 of property and equipment additions.

Financing activities Net cash generated from financing activities of $1.0 million during the three months ended March 31, 2019 consisted of the net proceeds of $1.0 million received from the issuance of 500,000 shares of our common stock to an investor in connection with the exercise of a portion of the warrants issued on December 27, 2017.

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

Critical Accounting Policies and Estimates

The critical accounting policies and estimates underlying the accompanying unaudited consolidated financial statements are those set forth in Part II, Item 7 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 29, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not have any material foreign currency exchange risks, we do not enter into derivative agreements, we do not have any off balance-sheet arrangements, and we do not have any interest rate risks. Additionally, we have no debt outstanding.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the ongoing civil lawsuit described in Item 3 of Part I of our Annual Report on Form 10-K filed with the SEC on March 29, 2019, there are no such matters pending that we expect to be material in relation to our business, financial condition, and results of operations or cash flows.

Item 1A.	Risk Factors

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 29, 2019.

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

Date: May 14, 2019

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

