Form 10-Q
period 2019-06-30
Biostage, Inc.
filed 2019-08-13
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, there were 7,018,325 shares of common stock, par value $0.01 per share, outstanding.

Biostage Inc.

Form 10-Q

For the Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$1,251	$1,305
Restricted cash	50	50
Grant receivable	223	176
Prepaid expenses and other current assets	516	623
Total current assets	2,040	2,154
Property, plant and equipment, net	477	479
Right-of-use assets	119	-
Total non-current assets	596	479
Total assets	$2,636	$2,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$251	$160
Accrued and other current liabilities	461	404
Warrant liability	89	98
Current portion of operating lease liability	94	-
Total current liabilities	895	662
Operating lease liability, net of current portion	25	-
Total liabilities	$920	$662

Commitments and contingencies (Note 6)

Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; 984,000 shares authorized and none issued and outstanding at June 30, 2019 and December 31, 2018	$-	$-
Common stock, $0.01 par value; 120,000,000 shares authorized at June 30, 2019 and December 31, 2018; 7,018,325 and 5,669,645 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	70	57
Additional paid-in capital	61,765	57,677
Accumulated deficit	(60,119)	(55,763)
Total stockholders’ equity	1,716	1,971
Total liabilities and stockholders’ equity	$2,636	$2,633

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	1,376	928	2,410	1,480
Selling, general and administrative	1,292	1,105	2,292	2,033
Total operating expenses	2,668	2,033	4,702	3,513

Operating loss	(2,668)	(2,033)	(4,702)	(3,513)

Other income (expense):
Grant income	223	76	337	135
Change in fair value of warrant liability	16	(96)	9	(220)
Other expense	-	(7)	-	(7)
Total other income (expense), net	239	(27)	346	(92)

Net loss	$(2,429)	$(2,060)	$(4,356)	$(3,605)

Basic and diluted net loss per share	$(0.37)	$(0.55)	$(0.69)	$(1.11)
Weighted-average common shares, basic and diluted	6,592	3,720	6,299	3,238

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,356)	$(3,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	824	267
Depreciation	115	128
Amortization of right-of-use assets	23	-
Change in fair value of warrant liability	(9)	220
Loss on disposal of property, plant and equipment	-	8
Changes in operating assets and liabilities:
Grant receivable	(47)	(127)
Prepaid expenses and other current assets	107	62
Accounts payable	56	(759)
Accrued and other current liabilities	57	577
Lease liabilities	(23)	-
Net cash used in operating activities	(3,253)	(3,229)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(78)	(89)
Cash received from sale of property, plant and equipment	-	64
Net cash used in investing activities	(78)	(25)

CASH FLOWS FROM FINANCING ACTIVITIES
Return of related party advance	-	(300)
Proceeds from issuance of common stock and warrants, net of offering costs	1,277	5,322
Proceeds from exercise of warrants	2,000	-
Net cash provided by financing activities	3,277	5,022
Net increase (decrease) in cash and restricted cash	(54)	1,768
Cash and restricted cash at beginning of period	1,355	4,038
Cash and restricted cash at end of period	$1,301	$5,806

Supplemental disclosure of non-cash investing and financing activities:
Equipment purchases included in accounts payable	$35	$3
Conversion of Series D preferred stock into common stock	$-	$1,475

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Three Months Ended June 30, 2019
	Number of Common Shares Outstanding	Common Stock	Number of Series D Convertible Preferred Shares	Series D Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2019	6,170	$62	-	$-	$58,965	$(57,690)	$1,337

Net loss	-	-	-	-	-	(2,429)	(2,429)
Share-based compensation	-	-	-	-	531	-	531
Issuance of common stock and warrants to purchase common stock, net of offering costs	348	3	-	-	1,274	-	1,277
Issuance of common stock from exercise of warrants	500	5	-	-	995	-	1,000
Balance at June 30, 2019	7,018	$70	-	$-	$61,765	$(60,119)	$1,716

	Three Months Ended June 30, 2018
	Number of Common Shares Outstanding	Common Stock	Number of Series D Convertible Preferred Shares	Series D Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2018	2,859	$29	3	$1,475	$51,323	$(49,779)	$3,048

Net loss	-	-	-	-	-	(2,060)	(2,060)
Share-based compensation	-	-	-	-	192	-	192
Issuance of common stock, net of offering costs	1,250	12	-	-	4,215	-	4,227
Conversion of Series D convertible preferred stock to common stock	1,554	16	(3)	(1,475)	1,459	-	-
Balance at June 30, 2018	5,663	$57	-	$-	$57,189	$(51,839)	$5,407

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Six Months Ended June 30, 2019
	Number of Common Shares Outstanding	Common Stock	Number of Series D Convertible Preferred Shares	Series D Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	5,670	$57	-	$-	$57,677	$(55,763)	$1,971

Net loss	-	-	-	-	-	(4,356)	(4,356)
Share-based compensation	-	-	-	-	824	-	824
Issuance of common stock and warrants to purchase common stock, net of offering costs	348	3	-	-	1,274	-	1,277
Issuance of common stock from exercise of warrants	1,000	10	-	-	1,990	-	2,000
Balance at June 30, 2019	7,018	$70	-	$-	$61,765	$(60,119)	$1,716

	Six Months Ended June 30, 2018
	Number of Common Shares Outstanding	Common Stock	Number of Series D Convertible Preferred Shares	Series D Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017	2,507	$25	3	$1,475	$50,157	$(48,234)	$3,423

Net loss	-	-	-	-	-	(3,605)	(3,605)
Share-based compensation	-	-	-	-	267	-	267
Issuance of common stock and warrants to purchase common stock, net of offering costs	1,602	16	-	-	5,306	-	5,322
Conversion of Series D convertible preferred stock to common stock	1,554	16	(3)	(1,475)	1,459	-	-
Balance at June 30, 2018	5,663	$57	-	$-	$57,189	$(51,839)	$5,407

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Overview and Basis of Presentation

Overview

Biostage, Inc. (Biostage or the Company) is a biotechnology company developing bioengineered organ implants based on the Company’s novel CellspanTM technology. The Company’s Cellspan technology is comprised of a biocompatible scaffold that is seeded with the recipient’s own stem cells. The Company believes that this technology may prove to be effective for treating patients across a number of life-threatening medical indications who currently have unmet medical needs. The Company is currently developing its Cellspan technology to treat life-threatening conditions of the esophagus, bronchus and trachea with the objective of dramatically improving the treatment paradigm for those patients. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and acquiring operating assets. The Company has one business segment and does not have significant costs or assets outside the United States.

On October 31, 2013, Harvard Bioscience, Inc. (Harvard Bioscience) contributed its regenerative medicine business assets, plus $15 million of cash, into Biostage (formerly “Harvard Apparatus Regenerative Technologies” at time of spin-off.) On November 1, 2013, the spin-off of the Company from Harvard Bioscience was completed. On that date, the Company became an independent company that operates the regenerative medicine business previously owned by Harvard Bioscience. The spin-off was completed through the distribution of all the shares of common stock of Biostage to stockholders of Harvard Bioscience (the “HBIO Distribution”).

The Company’s common stock is currently traded on the OTCQB Venture Market under the symbol “BSTG”.

Basis of Presentation

The consolidated financial statements reflect the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (GAAP).

Going Concern

The Company has incurred substantial operating losses since its inception, and as of June 30, 2019 has an accumulated deficit of approximately $60.1 million and will require additional financing to fund future operations. The Company expects that its cash at June 30, 2019 of $1.3 million will enable it to fund its operating expenses and capital expenditure requirements through the end of August 2019. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds to fund its operations, including plans to file an Investigational New Drug Application (IND) with the U.S. Food and Drug Administration (FDA) for the adult esophageal disease product candidate in September 2019 to the extent the Company has funds available. In the event the Company does not raise additional capital from outside sources in the near future, it may be forced to curtail or cease its operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing development, pre-clinical and clinical testing of products, as well as regulatory efforts and collaborative arrangements necessary for the Company’s products that are currently under development. The Company will seek to raise necessary funds through a combination of public or private equity offerings, debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. The Company may not be able to obtain additional financing on favorable terms, if at all.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2019, consolidated interim statements of operations and stockholders’ equity for the three and six months ended June 30, 2019 and 2018, and consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2019, its results of operations and stockholders’ equity for the three and six-month periods ended June 30, 2019 and 2018, and its consolidated statements of cash flows for the six months ended June 30, 2019 and 2018. The financial data and other information disclosed in these notes related to the three and six-month periods ended June 30, 2019 and 2018 are unaudited. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period.

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

Grant income is recognized when qualified research and development costs are incurred and recorded in other income (expense), net in the consolidated statements of operations. When evaluating grant revenue from the SBIR grant, the Company considered accounting requirements under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606, Revenue From Contracts With Customers. The Company concluded that ASC 606 did not apply as there is no exchange of goods or services or an exchange of intellectual property between the parties and therefore presents grant income in other income. The Company recognized $337,000 of grant income from the Phase II award during the six months ended June 30, 2019 and $135,000 of grant income from the Phase I award during the six months ended June 30, 2018.

Restricted Cash

Restricted cash consists of $50,000 held as collateral for the Company’s credit card program as of June 30, 2019 and December 31, 2018. The Company’s statements of cash flows include restricted cash with cash when reconciling the beginning-of-period and end-of-period total amounts shown on such statements.

A reconciliation of the cash and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)
Cash	$1,251	$1,305
Restricted cash	50	50
Total cash and restricted cash as shown on the statements of cash flows	$1,301	$1,355

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

The FASB subsequently issued the following amendments to ASU 2016-02 that have the same effective date and transition date: ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements, ASU 2018-20, Narrow-Scope Improvement for Lessors, and ASU 2019-01, Leases (Topic 842): Codification Improvements. The Company adopted these amendments with ASU 2016-02 (collectively, the new leasing standards) effective January 1, 2019 using the modified retrospective transition approach with no restatement of prior periods or cumulative adjustment to accumulated deficit. Upon adoption, the Company elected the package of transition practical expedients, which allowed the Company to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company also elected the practical expedient to not reassess certain land easements and made an accounting policy election to not recognize leases with an initial term of 12 months or less within its consolidated balance sheet and to recognize those lease payments on a straight-line basis in its consolidated statements of operations over the lease term.

Upon adoption of the new leasing standards the Company recognized a right-of-use asset of approximately $0.2 million and a corresponding operating lease liability of approximately $0.2 million, which are included in the Company’s consolidated balance sheet. The adoption of the new leasing standards did not have an impact on the Company’s consolidated statements of operations.

The Company determines if an arrangement is a lease at contract inception. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses the implicit rate when readily determinable and uses its incremental borrowing rate when the implicit rate is not readily determinable based upon the information available at the commencement date in determining the present value of the lease payments. Since the Company does not have similar term secured borrowing arrangements as its lease arrangements and, therefore, its incremental borrowing rate is not readily determinable, the Company used an incremental borrowing rate based on the lowest grade of debt available in the marketplace for the same term as the associated lease.

The lease payments used to determine the Company’s operating lease assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized in the Company’s right-of-use assets in the Company’s consolidated balance sheets.

The Company’s operating leases are reflected in right-of-use assets, current portion of operating lease liability and operating lease liability, net of current portion, in the Company’s consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

3.   Capital Stock

On January 3, 2018, the Company issued 50,000 shares of common stock to Connecticut Children’s Medical Center (Connecticut Children’s) at $2.00 per share and warrants to purchase 75,000 shares of common stock at an exercise price of $2.00 per share, in exchange for aggregate gross proceeds of $100,000 in a private placement transaction of unregistered shares. The warrants were immediately exercisable and expire in January 2023. The Company allocated $51,000 of consideration to the warrants using the relative fair-value method and included such amount in additional paid-in capital. The Company classified these warrants as equity as the warrants do not have any redemption features nor a right to put for cash that is outside the control of the Company. Connecticut Children’s Chief Executive Officer, James Shmerling, is a member of the Company’s Board of Directors as well as the Board of Directors of Connecticut Children’s.

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

On January 31, 2019, the Company issued 500,000 shares of its common stock to an investor in connection with the exercise of 500,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share in exchange for total gross proceeds in the amount of $1.0 million.

On April 24, 2019 and May 3, 2019, the Company issued a total of 500,000 shares of its common stock to an investor in connection with the exercise of 500,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share in exchange for total gross proceeds in the amount of $1.0 million.

On June 12, 2019, the Company issued a total of 345,174 shares of its common stock and warrants to purchase 345,174 shares of common stock to a group of investors at an exercise price of $3.70 per share, in exchange for aggregate gross proceeds of $1.3 million. The Company allocated approximately $0.7 million to common stock and $0.6 million to the warrants to purchase common stock using the relative fair value method approach. The Company classified these warrants on its consolidated balance sheets as equity as the warrants do not have any redemption features nor a right to put for cash that is outside the control of the Company, and valued using the Black-Scholes model based on the following inputs:

June 12, 2019
Risk-free interest rate	1.86%
Expected volatility	117.1%
Expected term (in years)	5.0
Expected dividend yield	-
Exercise price	$3.70
Market value of common stock	$2.55

During the three months ended June 30, 2019, the Company issued a total of 3,506 shares of its common stock to employees due to the vesting of restricted stock units.

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

The Company had no assets or liabilities classified as Level 2 as of June 30, 2019 and December 31, 2018. The Company’s restricted cash that serves as collateral for the Company’s credit card program is held in a demand money market account and is measured at fair value based on quoted prices, which are Level 1 inputs. The Company classifies warrants to purchase common stock that are accounted for as liabilities as discussed below as Level 3 liabilities.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

	Fair Value Measurement as of June 30, 2019
	(In thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$50	$-	$-	$50
Total	$50	$-	$-	$50

Liabilities:
Warrant liability	$-	$-	$89	$89
Total	$-	$-	$89	$89

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

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2019:

Warrant Liability
(In thousands)
Balance at December 31, 2018	$98
Change in fair value upon re-measurement	(9)
Balance at June 30, 2019	$89

There were no transfers between Level 1, Level 2 and Level 3 in any of the periods reported.

The Company has re-measured the warrant liability to estimated fair value at inception, prior to modification and at each reporting date using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30, 2019	December 31, 2018
Risk-free interest rate	1.73%	2.46%
Expected volatility	123.1%	121.9%
Expected term (in years)	2.6	3.1
Expected dividend yield	-	-
Exercise price	$8.00	$8.00
Market value of common stock	$2.12	$2.06
Warrants to purchase shares of common stock	92,212	92,212

5.   Share-Based Compensation

Biostage 2013 Equity Incentive Plan

The Company maintains the 2013 Equity Incentive Plan (as amended, the Plan) for the benefit of certain of its officers, employees, non-employee directors, and other key persons (including consultants and advisory board members). All options and awards granted under the Plan consist of the Company’s shares of common stock. In May 2018, the Company’s shareholders approved the increase of the number of shares of the Company’s common stock available for issuance pursuant to the Plan by 1,600,000 shares, which increased the total shares authorized to be issued under the Plan to 2,098,000.

The Company also issued equity awards under the Plan at the time of the HBIO Distribution to all holders of Harvard Bioscience equity awards as part of an adjustment (the Adjustment Awards) to prevent a loss of value due to the HBIO Distribution. Compensation expense recognized under the Plan relates to service provided by employees, board members and a non-employee of the Company. There was no required compensation associated with the Adjustment Awards to employees who remained at Harvard Bioscience, and as of December 31, 2018 there was no unrecognized compensation costs since all the Adjustment Awards were fully vested.

The Company has granted options to purchase common stock and restricted stock units (RSUs) under the Plan. Stock option and restricted stock unit activity during the six months ended June 30, 2019 was as follows:

	Stock Options		Restricted Stock Units
	Amount	Weighted – average exercise price	Amount	Weighted – average grant date fair value

Outstanding at December 31, 2018	1,577,983	$6.58	7,735	$7.68
Granted	210,558	2.83	-	-
Vested (RSUs)	-	-	(3,506)	7.68
Canceled	(160,730)	3.67	(929)	7.68
Outstanding at June 30, 2019	1,627,811	$6.37	3,300	$7.68

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing options granted during the six months ended June 30, 2019 were as follows:

Expected volatility	116.7%
Expected dividends	n/a
Expected term (in years)	4.9
Risk-free rate	1.86%

The Company’s outstanding stock options include 475,650 performance-based awards as of June 30, 2019 that have vesting provisions subject to the achievement of certain business milestones. Total compensation expense for performance-based awards is calculated to be approximately $1.4 million. No expense has been recognized as of June 30, 2019 for such awards given that the milestone achievements have not yet been deemed probable for accounting purposes.

During the three months ended June 30, 2019, the Company modified certain options to purchase common stock for an employee, resulting in recording $92,000 of share-based compensation.

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)

Research and development	$81	$69	$153	$78
General and administrative	450	123	671	189
Total share-based compensation	$531	$192	$824	$267

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

Other

On April 14, 2017, representatives for the estate of a deceased individual filed a civil lawsuit in the Suffolk Superior Court, in Boston, Massachusetts, against the Company and Harvard Bioscience. The complaint alleges that the decedent’s injury and death were caused by two tracheal implants that incorporated synthetic trachea scaffolds and a biologic component combined by the implanting surgeon with a bioreactor, and surgically implanted in the decedent in two surgeries performed in 2012 and 2013. The civil complaint seeks a non-specific sum of money to compensate the plaintiffs. This civil lawsuit relates to the Company’s first-generation trachea scaffold technology for which the Company discontinued development in 2014, and not to the Company’s current Cellspan technology nor to its lead development product candidate, the Cellspan Esophageal Implant. The Company intends to vigorously defend this case. While the Company believes that such claim lacks merit, the Company is unable to predict the ultimate outcome of such litigation. In accordance with a separation and distribution agreement between Harvard Bioscience and the Company relating to the spin-off, the Company would be required to indemnify Harvard Bioscience against losses that Harvard Bioscience may suffer as a result of this litigation. The Company has been informed by its insurance provider that the case has been accepted as an insurable claim under the Company’s product liability insurance policy. The Company does not believe a loss is probable at this time and therefore has not accrued any amounts for this contingent liability.

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the above matter, there are no such matters pending that the Company expects to be material in relation to its business, financial condition, and results of operations or cash flows.

7.   Leases

The Company leases laboratory and office space, and certain equipment with remaining terms ranging from 1 year to 4 years. The laboratory and office arrangement is under a sublease with Harvard Bioscience that currently extends through May 31, 2020 and automatically renews annually for a one-year period unless the Company or Harvard Bioscience provides a notice of termination within one hundred and eighty days prior to May 31 of each year. The equipment lease, which has a term through April 2023, includes the purchase or return of the equipment, or continuation of the lease for 6-month intervals at the end of the lease, at the Company’s sole discretion.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation in the Company’s consolidated balance sheets of its operating leases:

(In thousands)	Balance Sheet Classification	As of June 30, 2019
Assets:
Operating lease assets	Right-of-use asset	$119
Liabilities:
Current operating lease liabilities	Current portion of operating lease liabilities	$94
Non-current operating lease liabilities	Operating lease liabilities, net of current portion	25
Total operating lease liabilities		$119

(In thousands)	Statement of Operations Classification	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating lease expense	Research and development	$18	$36
	Selling, general and administrative	10	20
		$28	$56

The minimum lease payments for the next five years and thereafter is expected to be as follows:

(In thousands)	As of June 30, 2019
2019 (remaining six months)	$56
2020	53
2021	11
2022	11
2023	3
Thereafter	0
Total lease payments	$134
Less: imputed interest	15
Present value of operating lease liabilities	$119

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

As of June 30, 2019
Weighted average remaining lease term (in years)	1.8
Weighted average discount rate	13.55%

8.   Related Party Transactions

Due to Related Party

In connection with the Company’s private placement transaction in December 2017, an investor placed a deposit in the amount of $0.3 million with the Company, which was repaid in January 2018.

9.   Net Loss Per Share

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the six months ended June 30, 2019 and 2018 because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2019	2018
Unvested restricted common stock units	3,300	7,735
Warrants to purchase common stock	3,523,821	4,178,647
Options to purchase common stock	1,627,811	1,388,352
Total	5,154,932	5,574,734

10.  Income Taxes

The Company did not provide for any income taxes in its statement of operations for the three and six months ended June 30, 2019 and 2018. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2019 and December 31, 2018, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2019 or December 31, 2018. As of June 30, 2019, and December 31, 2018, the Company had no accrued interest or tax penalties recorded related to income taxes. The Company is subject to U.S. federal income tax and Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for all periods from inception through December 31, 2018; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

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

For all periods through June 30, 2019, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

11.  Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC, and has determined that there are no such events to report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include our ability to access debt and equity markets and raise additional funds when needed; the success of our collaborations, clinical trials and pre-clinical development efforts and programs, which success may not be achieved on a timely basis or at all; our ability to obtain and maintain regulatory approval for our implant products, bioreactors, scaffolds and other devices we pursue, including for the esophagus or airway, which approvals may not be obtained on a timely basis or at all; the number of patients who can be treated with our products; the amount and timing of costs associated with our development of implant products, bioreactors, scaffolds and other devices; our failure to comply with regulations and any changes in regulations; unpredictable difficulties or delays in the development of new technology; our collaborators or other third parties we contract with, including with respect to conducting any clinical trial or pre-clinical development efforts, not devoting sufficient time and resources to successfully carry out their duties or meet expected deadlines; our ability to attract and retain qualified personnel and key employees and retain senior management; potential liability exposure with respect to our products; the availability and price of acceptable raw materials and components from third-party suppliers; difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives; increased competition in the field of regenerative medicine and the financial resources of our competitors; our ability to obtain and maintain intellectual property protection for our device and product candidates; our inability to implement our growth strategy; the control our principal stockholders can exert based on holding a majority of voting power; plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019 or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

Overview

We are a biotechnology company developing bioengineered organ implants based on our novel CellspanTM technology. Our Cellspan technology is comprised of a biocompatible scaffold that is seeded with the recipient’s own stem cells. This technology is being developed to treat life-threatening conditions of the esophagus, trachea and bronchus with the objective of dramatically improving the treatment paradigm for those patients.

We believe that our Cellspan technology will provide surgeons with new ways to address damage to the esophagus, bronchus, and trachea due to congenital abnormalities, trauma, infection or cancer.

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

We believe that a pediatric CEI may provide pediatric surgeons with a better procedure to treat EA that would result in a connected esophagus with higher success rates, lower complications and lower overall costs to the healthcare system. Approximately one in 4,000 babies in the U.S. is born with EA, a congenital condition where the child’s esophagus is underdeveloped and does not extend completely from the mouth to the stomach. When a long segment of the esophagus is lacking, the current standard of care is a series of surgical procedures where surgical sutures are applied to both ends of the esophagus in an attempt to stretch them together so they can be connected at a later date. This process can take weeks and the procedure can result in serious complications and may carry high rates of failure. Such approach also requires, in time, at least two separate surgical interventions. In addition to the current standard of care being complex, it is also an expensive procedure because the baby will normally be in the hospital for several months during the process. Other current options include the use of the child’s stomach that would be pulled up, or a piece of the patient’s intestine that would be moved to the gap, to allow a connection to the mouth. We are working to develop a CEI product candidate to address pediatric EA, to provide a simpler, more effective and potentially organ-sparing solution.

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

We believe that, of our two current programs, the CEI program to treat pediatric EA may provide a shorter time to a commercial product and the greater overall potential value in the U.S. market. In addition to providing a novel solution for a great medical need, approval of our pediatric EA product candidate may result in receipt of a priority review voucher, which if achieved, could potentially provide significant value in the future. We have continued to advance the CEI adult program and we will be in a position to file an Investigational New Drug Application (IND) with the U.S. Food and Drug Administration (FDA) for that product first, as the data set for that application will be completed first. We plan to file an IND with the FDA for the adult esophageal disease product candidate in September 2019 to the extent we have funds available. We are now completing the remaining preclinical studies for the pediatric EA product candidate and expect to file an IND for that product candidate in early 2020.

Our products are currently in development and have not yet received regulatory approval for sale anywhere in the world.

Financial Status and Need for Additional Funds

We continue to pursue both of our esophageal programs and we anticipate our 2019 cash burn needs to be in line with our 2018 burn as we continue towards the goal of filing an IND for the adult esophageal disease product candidate in September 2019 to the extent the Company has funds available.

We have incurred substantial operating losses since our inception, and as of June 30, 2019 have an accumulated deficit of approximately $60.1 million and will require additional financing to fund future operations. We expect that our cash at June 30, 2019 of $1.3 million will enable us to fund our operating expenses and capital expenditure requirements through the end of August 2019. Therefore, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional funds to fund our operations. In the event we do not raise additional capital from outside sources in the near future, we may be forced to curtail or cease our operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing development, pre-clinical and clinical testing of products, as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. We may not be able to obtain additional financing on favorable terms, if at all. Our operations will be adversely affected if we are unable to raise or obtain needed funding and such circumstance would materially affect our ability to continue as a going concern.

Capital Transactions

During 2018 we completed the following private placements:

•	On January 3, 2018, we issued 50,000 shares of our common stock at $2.00 per share and warrants to purchase 75,000 shares of common stock at an exercise price of $2.00 per share, in exchange for aggregate gross proceeds of $100,000 in an unregistered private placement with Connecticut Children’s Medical Center (Connecticut Children’s). The warrants were immediately exercisable and expire in January 2023. Connecticut Children’s Chief Executive Officer, James Shmerling, is a member of our Board of Directors as well as the Board of Directors of Connecticut Children’s.

•	On February 20, 2018, we completed a private placement of 302,115 shares of common stock at a purchase price of $3.31 per share for gross and net proceeds of $1.0 million.

•	On May 23, 2018, we issued 1,000,000 shares of common stock to two new investors at a purchase price of $3.60 per share for aggregate gross and net proceeds of approximately $3.6 million and $3.4 million, respectively, in an unregistered private placement transaction. Following the issuance of these shares, the holders of Series D preferred stock exercised their right to convert all of the 3,108 shares outstanding of Series D preferred stock into 1.554 million shares of common stock as provided for under the Series D preferred stock agreement.

•	On June 29, 2018, we issued 250,000 shares of common stock to an investor at a purchase price of $3.60 per share for aggregate gross and net proceeds of approximately $0.9 million and $0.8 million, respectively, in an unregistered private placement transaction.

During 2019 we had the following capital transactions:

•	On January 31, 2019, we issued 500,000 shares of our common stock to an investor in connection with the exercise of 500,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share for total gross proceeds in the amount of $1.0 million.

•	On April 24, 2019 and May 3, 2019, we issued a total of 500,000 shares of our common stock to an investor in connection with the exercise of 500,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share for total gross proceeds in the amount of $1.0 million.

•	On June 12, 2019, we issued a total of 345,174 shares of our common stock and warrants to purchase 345,174 shares of common stock to a group of investors at an exercise price of $3.70 per share, in exchange for aggregate gross proceeds of $1.3 million.

•	During the three months ended June 30, 2019, we issued a total of 3,506 shares of our common stock to employees due to the vesting of restricted stock units.

Small Business Innovation Research Grant

On March 28, 2018, we were awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development to support testing of the pediatric CEI. The award for Phase I, which was executed and earned through the third quarter of 2018, provided for the reimbursement of up to $225,000 of qualified research and development costs.

On October 26, 2018, we were awarded Phase II of the SBIR grant for $1.1 million to support development, testing, and translation to the clinic through September 2019. The Phase II grant includes an additional $0.5 million for future period support through September 2020, subject to availability of funding and satisfactory progress on the project. Accordingly, the SBIR grant has the potential to provide a total award of $1.8 million. We have recognized approximately $738,000 of grant income under the SBIR program from March 28, 2018 through June 30, 2019, including $337,000 during the six months ended June 30, 2019.

Headcount

Following the failure to receive the funding with respect to a Securities Purchase Agreement in August 2017, and in an effort to conserve cash, we completed a reduction in headcount of 20 persons during October and November 2017. Following the capital raises in December 2017 and January 2018 described above we re-hired several of our former employees into key positions in January 2018, and have made other hires since then. We disclosed in our Current Report on Form 8-K dated June 17, 2019 that our Chief Financial Officer resigned from his role effective June 14, 2019. We are currently in the process of evaluating our options to fill the position. At June 30, 2019, we had 15 employees, of whom fourteen were full-and one was part-time.

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of June 30, 2019 had an accumulated deficit of approximately $60.1 million, which will require us to seek additional financing to fund future operations. We expect that our cash on hand at June 30, 2019 of $1.3 million will enable us to fund our operating expenses and capital expenditure requirements through the end of August 2019. As discussed in Note 1 to the consolidated financial statements, these conditions raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Components of Operating Loss

Research and development expense. Research and development expense consists of salaries and related expenses, including share-based compensation, for personnel and contracted consultants, and various materials and other costs to develop our products, primarily: synthetic organ scaffolds, including investigation and development of materials and investigation and optimization of cellularization, and 3D organ bioreactors, as well as studies of cells and cell behavior. Other research and development expenses include the costs of outside service providers and material costs for prototype and test units and outside laboratories and testing facilities performing cell growth and materials experiments, and expenses for other preclinical research. In addition, we are incurring costs to compile and submit our IND to the FDA, and prepare for clinical readiness. We expense research and development costs as incurred.

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

Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018

Research and Development Expense

Research and development expense increased approximately 48% to $1.4 million for the three months ended June 30, 2019 compared to $0.9 million for the comparable three-month period in 2018. The increase was due primarily to a $0.2 million increase in payroll-related costs and share-based compensation attributed to the hiring of additional research professionals in 2018, and a $0.3 million increase in outsourced study expenses during the three months ended June 30, 2019.

Selling, General and Administrative Expense

Selling, general and administrative expense increased approximately 17% to $1.3 million for the three months ended June 30, 2019 compared to $1.1 million for the same period in 2018. The increase was due primarily to $0.4 million of higher payroll related costs and share-based compensation associated with the separation of our Chief Financial Officer, partially offset by a $0.1 million decrease in advisory consulting costs and $0.1 million of lower business exit taxes mainly related to the dissolution of European operations.

Grant income

Grant income for qualified expenditures from an SBIR grant increased by $147,000, or approximately 193%, to $223,000 for the three months ended June 30, 2019 compared to $76,000 for the comparable three-month period in 2018.

Change in fair value of warrant liability

The change in the fair value of the warrant liability resulted in other income of $16,000 for the three months ended June 30, 2019 compared to other expense of $96,000 in the same period in 2018. The other income for the three months ended June 30, 2019 was due primarily to a decrease in the price of the underlying common stock during the second quarter of 2019. The expense for the three months ended June 30, 2018 was due primarily to an increase in the price and volatility of the underlying common stock during the second quarter of 2018.

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018

Research and Development Expense

Research and development expense increased approximately 63% to $2.4 million for the six months ended June 30, 2019 compared to $1.5 million for the comparable six-month period in 2018. The increase was due primarily to a $0.4 million increase in payroll-related costs and share-based compensation attributed to the hiring of additional research professionals in 2018, a $0.4 million increase in outsourced study expenses, and a $0.1 million increase in consulting fees.

Selling, General and Administrative Expense

Selling, general and administrative expense increased approximately 13% to $2.3 million compared to $2.0 million for the same period in 2018. The increase was due primarily to $0.6 million of higher payroll related costs and share-based compensation, including $0.4 million associated with the separation of our Chief Financial Officer. This increase was partially offset by $0.1 million of lower business exit taxes mainly related to the dissolution of European operations, a $0.1 million decrease in advisory and consulting fees, and a $0.1 million reduction in all other expenses.

Grant income

Grant income for qualified expenditures from an SBIR grant increased by $202,000, or approximately 150%, to $337,000 for the six months ended June 30, 2019 compared to $135,000 for the comparable six-month period in 2018.

Change in fair value of warrant liability

The change in the fair value of the warrant liability resulted in other income of $9,000 for the six months ended June 30, 2019 compared to other expense of $220,000 in the same period in 2018. The other income for the six months ended June 30, 2019 was due primarily to a decrease in the remaining expected term of the underlying common shares during the six months ended June 30, 2019. The expense for the six months ended June 30, 2018 was due primarily to an increase in the price and volatility of the underlying common shares during the six months ended June 30, 2018.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity.  We have incurred operating losses since inception, and as of June 30, 2019 we had an accumulated deficit of approximately $60.1 million. We are currently investing significant resources in the development and commercialization of our products for use by clinicians and researchers in the field of regenerative medicine. As a result, we expect to incur operating losses and negative operating cash flow for the foreseeable future. We expect that our cash at June 30, 2019 of $1.3 million will enable us to fund our operating expenses and capital expenditure requirements through the end of August 2019.

Operating activities.  Net cash used in operating activities of $3.3 million for the six months ended June 30, 2019 was due primarily to our net loss of $4.4 million, partially offset by $0.9 million non-cash expenses related to share-based compensation and depreciation, and $0.2 million of cash provided from working capital due to the timing of accounts payable and prepaid expenses.

Net cash used in operating activities of $3.2 million for the six months ended June 30, 2018 was due primarily to our net loss of $3.6 million, in addition to $0.2 million of cash used for working capital, partially offset by $0.6 million add-back of non-cash expenses related to the change in the fair value of our warrant liability, share-based compensation and depreciation.

Investing activities.  Net cash used for investing activities for the six months ended June 30, 2019 was due primarily to $78,000 of equipment purchases.

Net cash used by investing activities of $25,000 during the six months ended June 30, 2018 included $89,000 of property, plant and equipment additions, offset in part by $64,000 of cash received from the sale of property, plant and equipment.

Financing activities. Net cash generated from financing activities of $3.3 million during the six months ended June 30, 2019 consisted of $1.3 million of net proceeds received from private placement transactions that resulted in the issuance of 345,174 shares of our common stock and warrants to purchase 345,174 shares of common stock to a group of investors at an exercise price of $3.70 per share, and $2.0 million received from the issuance of 1,000,000 shares of our common stock to an investor in connection with the exercise of a portion of the warrants issued on December 27, 2017.

Net cash generated from financing activities of $5.0 million during the six months ended June 30, 2018 consisted of $5.3 million of net proceeds received from private placement transactions that resulted in the issuance of 1,602,115 shares of our common stock at an average gross purchase price of $3.495 per share, partially offset by the repayment of a $0.3 million deposit to an investor related to the private placement transaction from December 2017.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon the evaluation described above, our Chief Executive Officer and Principal Financial Officer have concluded that they believe our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 6.	Exhibits

Exhibit Index

3.1(1)	Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc., effective on May 24, 2019.

10.1(2)	Securities Purchase Agreement between Biostage, Inc. and Junli He, dated as of June 12, 2019

10.2(2)	Separation and Release Agreement by and between Biostage, Inc. and Thomas McNaughton

31.1+	Certification of Vice President of Finance of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Vice President of Finance of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on May 28, 2019) and incorporated by reference thereto.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K (filed on June 17, 2019) and incorporated by reference thereto.

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

Date: August 13, 2019

BIOSTAGE, INC.

By:	/s/ James McGorry
Name: James McGorry
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter Chakoutis
Name: Peter Chakoutis
Title: Vice President of Finance
(Principal Financial Officer)

