Form 10-Q
period 2019-09-30
Biostage, Inc.
filed 2019-11-13
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

          ☐   YES     ☒    NO

As of November 8, 2019, there were 7,643,325 shares of common stock, par value $0.01 per share, outstanding.

Biostage Inc.

Form 10-Q

For the Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

BIOSTAGE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$1,098	$1,305
Restricted cash	50	50
Grant receivable	136	176
Prepaid expenses and other current assets	248	623
Total current assets	1,532	2,154
Property, plant and equipment, net	432	479
Right-of-use assets	95	-
Total non-current assets	527	479
Total assets	$2,059	$2,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$270	$160
Accrued and other current liabilities	473	404
Warrant liability	103	98
Current portion of operating lease liability	72	-
Total current liabilities	918	662
Operating lease liability, net of current portion	23	-
Total liabilities	$941	$662

Commitments and contingencies (Note 6)

Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; 984,000 shares authorized and none issued and outstanding at September 30, 2019 and December 31, 2018	$-	$-
Common stock, $0.01 par value; 120,000,000 shares authorized at September 30, 2019 and December 31, 2018; 7,643,325 and 5,669,645 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	76	57
Additional paid-in capital	63,538	57,677
Accumulated deficit	(62,496)	(55,763)
Total stockholders’ equity	1,118	1,971
Total liabilities and stockholders’ equity	$2,059	$2,633

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	1,597	1,288	4,007	2,768
Selling, general and administrative	902	940	3,194	2,973
Total operating expenses	2,499	2,228	7,201	5,741

Operating loss	(2,499)	(2,228)	(7,201)	(5,741)

Other income (expense):
Grant income	136	90	473	225
Change in fair value of warrant liability	(14)	49	(5)	(171)
Other expense	-	-	-	(7)
Total other income (expense), net	122	139	468	47

Net loss	$(2,377)	$(2,089)	$(6,733)	$(5,694)

Basic and diluted net loss per share	$(0.33)	$(0.37)	$(1.02)	$(1.40)
Weighted-average common shares, basic and diluted	7,224	5,666	6,611	4,056

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,733)	$(5,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,353	461
Depreciation	165	194
Amortization of right-of-use assets	71	-
Change in fair value of warrant liability	5	171
Loss on disposal of property, plant and equipment	-	8
Changes in operating assets and liabilities:
Grant receivable	40	(90)
Prepaid expenses and other current assets	375	53
Accounts payable	110	(721)
Accrued and other current liabilities	69	164
Lease liabilities	(71)	-
Net cash used in operating activities	(4,616)	(5,454)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(118)	(127)
Cash received from sale of property, plant and equipment	-	64
Net cash used in investing activities	(118)	(63)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party advance	-	(300)
Proceeds from issuance of common stock and warrants, net of offering costs	1,277	5,322
Proceeds from exercise of warrants	3,250	-
Net cash provided by financing activities	4,527	5,022
Net decrease in cash and restricted cash	(207)	(495)
Cash and restricted cash at beginning of period	1,355	4,038
Cash and restricted cash at end of period	$1,148	$3,543

Supplemental disclosure of non-cash investing and financing activities:
Equipment purchases included in accounts payable	$-	$2
Conversion of Series D preferred stock into common stock	$-	$1,475

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)
(In thousands)

	Three Months Ended September 30, 2019
	Number of Common Shares Outstanding	Common Stock	Number of Series D Convertible Preferred Shares	Series D Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2019	7,018	$70	-	$-	$61,765	$(60,119)	$1,716

Net loss	-	-	-	-	-	(2,377)	(2,377)
Share-based compensation	-	-	-	-	529	-	529
Issuance of common stock from exercise of warrants	625	6	-	-	1,244	-	1,250
Balance at September 30, 2019	7,643	$76	-	$-	$63,538	$(62,496)	$1,118

	Three Months Ended September 30, 2018
	Number of Common Shares Outstanding	Common Stock	Number of Series D Convertible Preferred Shares	Series D Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2018	5,663	$57	-	$-	$57,189	$(51,839)	$5,407

Net loss	-	-	-	-	-	(2,089)	(2,089)
Share-based compensation	-	-	-	-	194	-	194
Issuance of common stock	6	-	-	-	-	-	-
Balance at September 30, 2018	5,669	$57	-	$-	$57,383	$(53,928)	$3,512

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)
(In thousands)

	Nine Months Ended September 30, 2019
	Number of Common Shares Outstanding	Common Stock	Number of Series D Convertible Preferred Shares	Series D Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	5,670	$57	-	$-	$57,677	$(55,763)	$1,971

Net loss	-	-	-	-	-	(6,733)	(6,733)
Share-based compensation	-	-	-	-	1,353	-	1,353
Issuance of common stock and warrants to purchase common stock	348	3	-	-	1,274	-	1,277
Issuance of common stock from exercise of warrants	1,625	16	-	-	3,234	-	3,250
Balance at September 30, 2019	7,643	$76	-	$-	$63,538	$(62,496)	$1,118

	Nine Months Ended September 30, 2018
			Number of
	Number of		Series D	Series D
	Common		Convertible	Convertible	Additional		Total
	Shares	Common	Preferred	Preferred	Paid-in	Accumulated	Stockholders'
	Outstanding	Stock	Shares	Stock	Capital	Deficit	Equity
Balance at December 31, 2017	2,507	$25	3	$1,475	$50,157	$(48,234)	$3,423

Net loss	-	-	-	-	-	(5,694)	(5,694)
Share-based compensation	-	-	-	-	461	-	461
Issuance of common stock and warrants to purchase common stock, net of offering costs	1,608	16	-	-	5,306	-	5,322
Conversion of Series D convertible preferred stock to common stock	1,554	16	(3)	(1,475)	1,459	-	-
Balance at September 30, 2018	5,669	$57	-	$-	$57,383	$(53,928)	$3,512

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview and Basis of Presentation

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

Going Concern

The Company has incurred substantial operating losses since its inception, and as of September 30, 2019 has an accumulated deficit of approximately $62.5 million and will require additional financing to fund future operations. The Company expects that its cash at September 30, 2019 of $1.1 million will enable it to fund its operating expenses and capital expenditure requirements through the middle of November 2019. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds to fund its operations, including continuing regulatory requirements related to the Company’s first Investigational New Drug Application (IND) filed on October 29, 2019 for the Company’s adult esophageal disease product candidate, clinical trial costs if its IND is approved, and other operational activities. In the event the Company does not raise additional capital from outside sources in the near future, it may be forced to curtail or cease its operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing development, pre-clinical and clinical testing of products, as well as regulatory efforts and collaborative arrangements necessary for the Company’s products that are currently under development. The Company will seek to raise necessary funds through a combination of public or private equity offerings, debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. The Company may not be able to obtain additional financing on favorable terms, if at all.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of September 30, 2019, consolidated interim statements of operations and stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, and consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2019, its results of operations and stockholders’ equity for the three and nine-month periods ended September 30, 2019 and 2018, and its consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018. The financial data and other information disclosed in these notes related to the three and nine-month periods ended September 30, 2019 and 2018 are unaudited. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period.

2.	Summary of Significant Accounting Policies and Recently Issued Accounting Pronouncements

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

SBIR Award

On March 28, 2018, the Company was awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development of the National Institutes of Health (NIH) to support testing of pediatric Cellspan Esophageal Implants. The award for Phase I, which was earned over the nine months ended September 30, 2018, provided for the reimbursement for up to $0.2 million of qualified research and development costs.

On October 26, 2018, the Company was awarded Phase II of the SBIR grant for $1.1 million to support development, testing, and translation to the clinic through September 2019. The Company has recognized $0.6 million from Phase II as of September 30, 2019 and plans to discuss carryover funding with the NIH for the $0.5 million of the Phase II award not incurred. The Phase II grant includes an additional $0.5 million for future period support through September 2020, subject to availability of funding and satisfactory progress on the project. Accordingly, the SBIR grant has the potential to provide a total award of $1.8 million if carryover funding is allowed.

Grant income is recognized when qualified research and development costs are incurred and recorded in other income (expense), net in the consolidated statements of operations. When evaluating grant revenue from the SBIR grant, the Company considered accounting requirements under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606, Revenue From Contracts With Customers. The Company concluded that ASC 606 did not apply as there is no exchange of goods or services or an exchange of intellectual property between the parties; therefore, the Company presents grant income in other income. The Company recognized $0.5 million of grant income from the Phase II award during the nine months ended September 30, 2019 and $0.2 million of grant income from the Phase I award during the nine months ended September 30, 2018.

Restricted Cash

Restricted cash consists of $50,000 held as collateral for the Company’s credit card program as of September 30, 2019 and December 31, 2018. The Company’s statements of cash flows include restricted cash with cash when reconciling the beginning-of-period and end-of-period total amounts shown on such statements.

A reconciliation of the cash and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Cash	$1,098	$1,305
Restricted cash	50	50
Total cash and restricted cash as shown in the statements of cash flows	$1,148	$1,355

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

Upon adoption of the new leasing standards on January 1, 2019, the Company recognized a right-of-use asset of approximately $0.2 million and a corresponding operating lease liability of approximately $0.2 million, which are included in the Company’s consolidated balance sheet. The adoption of the new leasing standards did not have an impact on the Company’s consolidated statements of operations.

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

On May 23, 2018, the Company issued 1,000,000 shares of common stock to two new investors at a purchase price of $3.60 per share for aggregate gross and net proceeds of approximately $3.6 million and $3.4 million, respectively, in an unregistered private placement. Following the issuance of these shares, the holders of Series D preferred stock exercised their right to convert all of their 3,108 outstanding shares of Series D preferred stock into 1.554 million shares of common stock as provided for under the Series D preferred stock agreement.

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

On June 12, 2019, the Company issued a total of 345,174 shares of its common stock and warrants to purchase 345,174 shares of common stock to a group of investors at an exercise price of $3.70 per share, in exchange for aggregate gross proceeds of approximately $1.3 million. The Company allocated approximately $0.7 million to common stock and $0.6 million to the warrants to purchase common stock using the relative fair value method approach. The Company classified these warrants on its consolidated balance sheets as equity as the warrants do not have any redemption features nor a right to put for cash that is outside the control of the Company, and valued using the Black-Scholes model based on the following inputs:

June 12, 2019
Risk-free interest rate	1.86%
Expected volatility	117.1%
Expected term (in years)	5.0
Expected dividend yield	-
Exercise price	$3.70
Market value of common stock	$2.55

On August 30, 2019 and September 4, 2019, the Company issued a total of 595,000 shares of its common stock to a group of investors in connection with the assignment and exercise of 595,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share in exchange for total gross proceeds in the amount of approximately $1.2 million.

On September 30, 2019, the Company issued a total of 30,000 shares of its common stock to a group of investors in connection with the assignment and exercise of 30,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share in exchange for total gross proceeds in the amount of $60,000.

During the nine months ended September 30, 2019, the Company issued a total of 3,506 shares of its common stock to employees due to the vesting of restricted stock units.

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

The Company had no assets or liabilities classified as Level 2 as of September 30, 2019 and December 31, 2018. The Company’s restricted cash that serves as collateral for the Company’s credit card program is held in a demand money market account and is measured at fair value based on quoted prices, which are Level 1 inputs. The Company classifies warrants to purchase common stock that are accounted for as liabilities as Level 3 liabilities, as discussed below.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019:

	Fair Value Measurement as of September 30, 2019
	(In thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$50	$-	$-	$50
Total	$50	$-	$-	$50

Liabilities:
Warrant liability	$-	$-	$103	$103
Total	$-	$-	$103	$103

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

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2019:

Warrant Liability
(In thousands)
Balance at December 31, 2018	$98
Change in fair value upon re-measurement	5
Balance at September 30, 2019	$103

There were no transfers between Level 1, Level 2 and Level 3 in any of the periods reported.

The Company has re-measured the warrant liability to estimated fair value at inception, prior to modification and at each reporting date using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30, 2019	December 31, 2018
Risk-free interest rate	1.60%	2.46%
Expected volatility	118.3%	121.9%
Expected term (in years)	2.4	3.1
Expected dividend yield	-	-
Exercise price	$8.00	$8.00
Market value of common stock	$2.60	$2.06
Warrants to purchase shares of common stock	92,212	92,212

5.	Share-Based Compensation

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

The Company also issued equity awards under the Plan at the time of the HBIO Distribution to all holders of Harvard Bioscience equity awards as part of an adjustment (the Adjustment Awards) to prevent a loss of value due to the HBIO Distribution. Compensation expense recognized under the Plan relates to service provided by employees, board members and a non-employee of the Company. There was no required compensation associated with the Adjustment Awards to employees who remained at Harvard Bioscience, and as of September 30, 2019 there was no unrecognized compensation costs since all the Adjustment Awards were fully vested.

The Company has granted options to purchase common stock and restricted stock units (RSUs) under the Plan. Stock option and restricted stock unit activity during the nine months ended September 30, 2019 was as follows:

	Stock Options		Restricted Stock Units
	Amount	Weighted – average exercise price	Amount	Weighted – average grant date fair value
Outstanding at December 31, 2018	1,577,983	$6.58	7,735	$7.68
Granted	373,058	2.59	-	-
Vested (RSUs)	-	-	(3,506)	7.68
Canceled	(160,752)	3.68	(929)	7.68
Outstanding at September 30, 2019	1,790,289	$6.00	3,300	$7.68

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing options granted during the nine months ended September 30, 2019 were as follows:

Expected volatility	115.4%
Expected dividends	n/a
Expected term (in years)	5.3
Risk-free rate	1.74%

The Company’s outstanding stock options include 475,650 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. As of September 30, 2019, the Company deemed the achievement of one of the performance-based milestones totaling 95,131 shares probable for accounting purposes and recognized $253,000 of the total $269,000 expense associated with this milestone during the three months ended September 30, 2019. Total unrecognized compensation expense for the remaining 380,519 performance-based awards is approximately $1.1 million. No expense has been recognized for these awards as of September 30, 2019 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes.

In June 2019, the Company modified certain options to purchase common stock for an employee, resulting in recording $92,000 of share-based compensation.

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Research and development	$245	$62	$398	$140
General and administrative	284	132	955	321
Total share-based compensation	$529	$194	$1,353	$461

6.	Commitments and Contingencies

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

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the above matter, there are no such matters pending that the Company expects to be material in relation to its business, financial condition, results of operations, or cash flows.

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

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets:

(In thousands)	Balance Sheet Classification	As of September 30, 2019
Assets:
Operating lease assets	Right-of-use asset	$95
Liabilities:
Current operating lease liabilities	Current portion of operating lease liabilities	$72
Non-current operating lease liabilities	Operating lease liabilities, net of current portion	23
Total operating lease liabilities		$95

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations:

(In thousands)	Statement of Operations Classification	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating lease expense	Research and development	$18	$54
	Selling, general and administrative	$10	30
		$28	$84

The minimum lease payments for the next five years and thereafter are expected to be as follows:

(In thousands)	As of September 30, 2019
2019 (remaining three months)	$28
2020	53
2021	11
2022	11
2023	3
Thereafter	0
Total lease payments	$106
Less: imputed interest	11
Present value of operating lease liabilities	$95

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

As of September 30, 2019
Weighted average remaining lease term (in years)	1.7
Weighted average discount rate	13.55%

8.	Related Party Transactions

Due to Related Party

In connection with the Company’s private placement transaction in December 2017, an investor placed a deposit in the amount of $0.3 million with the Company, which was repaid in January 2018.

9.	Net Loss Per Share

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the nine months ended September 30, 2019 and 2018 because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2019	2018
Unvested restricted common stock units	3,300	7,735
Warrants to purchase common stock	2,898,821	4,178,647
Options to purchase common stock	1,790,289	1,456,069
Total	4,692,410	5,642,451

10.	Income Taxes

The Company did not provide for any income taxes in its statement of operations for the three and nine months ended September 30, 2019 and 2018. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2019 and December 31, 2018, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2019 or December 31, 2018. As of September 30, 2019, and December 31, 2018, the Company had no accrued interest or tax penalties recorded related to income taxes. The Company is subject to U.S. federal income tax and Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for all periods from inception through December 31, 2018; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

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

For all periods through September 30, 2019, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

11.	Subsequent Events

On November 11, 2019, the Company issued a total of 75,000 shares of its common stock to Connecticut Children’s in connection with the exercise of a total of 75,000 warrants, which were previously issued on January 3, 2018, at $2.00 per share for total gross proceeds in the amount of $150,000. See Note 3.

The Company has performed an evaluation of subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC, and has determined that there are no such events to report other than those already disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include our ability to access debt and equity markets and raise additional funds when needed; the success of our collaborations, clinical trials and pre-clinical development efforts and programs, which success may not be achieved on a timely basis or at all; our ability to obtain and maintain regulatory approval for our implant products, bioreactors, scaffolds and other devices we pursue, including for the esophagus or airway, which approvals may not be obtained on a timely basis or at all; the number of patients who can be treated with our products; the amount and timing of costs associated with our development of implant products, bioreactors, scaffolds and other devices; our failure to comply with regulations and any changes in regulations; unpredictable difficulties or delays in the development of new technology; our collaborators or other third parties we contract with, including with respect to conducting any clinical trial or pre-clinical development efforts, not devoting sufficient time and resources to successfully carry out their duties or meet expected deadlines; our ability to attract and retain qualified personnel and key employees and retain senior management; potential liability exposure with respect to our products; the availability and price of acceptable raw materials and components from third-party suppliers; difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives; increased competition in the field of regenerative medicine and bioengineering, and the financial resources of our competitors; our ability to obtain and maintain intellectual property protection for our device and product candidates; our inability to implement our growth strategy; the control our principal stockholders can exert based on holding a majority of voting power; plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019 or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

The Cellspan Esophageal Implant (CEI) product candidates are our lead development product candidates. We are pursuing two development programs that address conditions of the esophagus: esophageal atresia (EA) in pediatric patients and esophageal disease in adult patients. EA is a congenital condition where the child’s esophagus is underdeveloped and does not extend completely from the mouth to the stomach. Our Cellspan esophageal product candidates are each intended to provide a surgical solution to stimulate regeneration of a segment of the esophagus missing due to a congenital abnormality or following surgical removal to establish or reestablish the organ’s continuity and integrity.

We believe that a pediatric CEI may provide pediatric surgeons with a better procedure to treat EA that would result in a connected esophagus with higher success rates, lower complications and lower overall costs to the healthcare system. Approximately one in 4,000 babies in the U.S. is born with EA. When a long segment of the esophagus is lacking, the current standard of care is a series of surgical procedures where surgical sutures are applied to both ends of the esophagus in an attempt to stretch them together so they can be connected at a later date. This process can take weeks and the procedure can result in serious complications and may carry high rates of failure. Such approach also requires, in time, at least two separate surgical interventions. In addition to the current standard of care being complex, it is an expensive procedure because the baby will normally be in the hospital for several months throughout the process. Other current options include the use of the child’s stomach that would be pulled up, or a piece of the patient’s intestine that would be moved to the gap, to allow a connection to the mouth. We are working to develop a CEI product candidate to address pediatric EA, to provide a simpler, more effective and potentially organ-sparing solution.

A portion of all patients diagnosed with esophageal cancer are treated via a surgical procedure known as an esophagectomy. The current standard of care for an esophagectomy requires a complex surgical procedure that involves moving the patient’s stomach or a portion of their colon into the chest to replace the portion of esophagus resected by the removal of the tumor. These current procedures have high rates of complications, can lead to a severely diminished quality of life, and require costly ongoing care. Our CEIs aim to simplify the procedure, reduce complications, result in a better quality of life and reduce the overall cost of these patients to the healthcare system.

We believe that, of our two current programs, the CEI program to treat pediatric EA may provide a shorter time to a commercial product and the greater overall potential value in the U.S. market. In addition to providing a novel solution for a great medical need, approval of our pediatric EA product candidate may result in receipt of a priority review voucher, which if achieved, could potentially provide significant value in the future. We have continued to advance the CEI adult program and filed an Investigational New Drug Application (IND) with the U.S. Food and Drug Administration (FDA) for that product on October 29, 2019. In January 2019, we submitted a meeting request to the FDA to seek guidance regarding our pediatric program through their Initial Targeted Engagement for Regulatory Advice on CBER Products (INTERACT) program, and the FDA responded to us noting that our pediatric indication is the same indication as our CEI adult program. Based on the FDA response, following the approval of our first IND and treatment of a few adult patients in our CEI adult program, we plan to submit a protocol amendment to include pediatric patients with esophageal atresia since the FDA requires a higher safety profile before treating pediatric patients. In parallel, we plan to develop an endoscopic version of the CEI in order to treat a greater number of patients with esophageal disease earlier in their disease progression.

Our products are currently in development and have not yet received regulatory approval for sale anywhere in the world.

Financial Status and Need for Additional Funds

We continue to pursue both of our esophageal programs and anticipate our 2019 cash burn needs to be similar or slightly lower than our 2018 burn.

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of September 30, 2019 had an accumulated deficit of approximately $62.5 million, which will require us to seek additional financing to fund future operations. We expect that our cash on hand at September 30, 2019 of $1.1 million will enable us to fund our operating expenses and capital expenditure requirements through the middle of November 2019. As discussed in Note 1 to the consolidated financial statements, these conditions raise substantial doubt about our ability to continue as a going concern.

We are currently investing significant resources in the development of products for use by clinicians in the field of regenerative medicine, including bioengineering. We will need to raise additional funds in future periods to fund our operations. In the event that we do not raise additional capital from outside sources in the near future, we may be forced to further curtail or cease our operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing development, regulatory and clinical efforts, continued pre-clinical testing of products, and collaborative arrangements necessary for our products that are currently under development. We will seek to raise necessary funds through a combination of public or private equity offerings, debt financings, other financing mechanisms, or strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. Our operations will be adversely affected if we are unable to raise or obtain needed funding and such circumstance would materially affect our ability to continue as a going concern.

Capital Transactions

During 2018 we completed the following private placements:

•	On January 3, 2018, we issued 50,000 shares of our common stock at $2.00 per share and warrants to purchase 75,000 shares of common stock at an exercise price of $2.00 per share, in exchange for aggregate gross proceeds of $100,000 in an unregistered private placement with Connecticut Children’s Medical Center (Connecticut Children’s). The warrants were immediately exercisable and expire in January 2023. Connecticut Children’s Chief Executive Officer, James Shmerling, is a member of our Board of Directors as well as the Board of Directors of Connecticut Children’s.

•	On February 20, 2018, we completed a private placement of 302,115 shares of common stock at a purchase price of $3.31 per share for gross and net proceeds of approximately $1.0 million.

•	On May 23, 2018, we issued 1,000,000 shares of common stock to two new investors at a purchase price of $3.60 per share for aggregate gross and net proceeds of approximately $3.6 million and $3.4 million, respectively, in an unregistered private placement transaction. Following the issuance of these shares, the holders of Series D preferred stock exercised their right to convert all of the 3,108 shares outstanding of Series D preferred stock into 1.554 million shares of common stock as provided for under the Series D preferred stock agreement.

•	On June 29, 2018, we issued 250,000 shares of common stock to an investor at a purchase price of $3.60 per share for aggregate gross and net proceeds of approximately $0.9 million and $0.8 million, respectively, in an unregistered private placement transaction.

During 2019 we had the following capital transactions:

•	On January 31, 2019, we issued 500,000 shares of our common stock to an investor in connection with the exercise of 500,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share for total gross proceeds in the amount of $1.0 million.

•	On April 24, 2019 and May 3, 2019, we issued a total of 500,000 shares of our common stock to an investor in connection with the exercise of 500,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share for total gross proceeds in the amount of $1.0 million.

•	On June 12, 2019, we issued a total of 345,174 shares of our common stock and warrants to purchase 345,174 shares of common stock to a group of investors at an exercise price of $3.70 per share, in exchange for aggregate gross proceeds of approximately $1.3 million.

•	On August 30, 2019 and September 4, 2019, we issued a total of 595,000 shares of our common stock to a group of investors in connection with the exercise of 595,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share in exchange for total gross proceeds in the amount of approximately $1.2 million.

•	On September 30, 2019, we issued a total of 30,000 shares of our common stock to a group of investors in connection with the exercise of 30,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share in exchange for total gross proceeds in the amount of $60,000.

•	During the nine months ended September 30, 2019, we issued a total of 3,506 shares of our common stock to employees due to the vesting of restricted stock units.

•	On November 11, 2019, we issued a total of 75,000 shares of our common stock to Connecticut Children’s in connection with the exercise of a total of 75,000 warrants, which were previously issued on January 3, 2018, at $2.00 per share for total gross proceeds in the amount of $150,000. See above Capital Transactions.

Small Business Innovation Research Grant

On March 28, 2018, we were awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development of the National Institutes of Health (NIH) to support testing of the pediatric CEI. The award for Phase I, which was executed and earned through the third quarter of 2018, provided for the reimbursement of up to $0.2 million of qualified research and development costs.

On October 26, 2018, we were awarded Phase II of the SBIR grant for $1.1 million to support development, testing, and translation to the clinic through September 2019. We have recognized $0.6 million from Phase II as of September 30, 2019 and plan to discuss carryover funding with the NIH for the $0.5 million of the Phase II award not incurred. The Phase II grant includes an additional $0.5 million for future period support through September 2020, subject to availability of funding and satisfactory progress on the project. Accordingly, the SBIR grant has the potential to provide a total award of $1.8 million if carryover funding is allowed. We have recognized $0.9 million of grant income under the SBIR program from March 28, 2018 through September 30, 2019, including $0.5 million during the nine months ended September 30, 2019.

Headcount

Following the failure to receive the funding with respect to a Securities Purchase Agreement in August 2017, and in an effort to conserve cash, we completed a reduction in headcount of 20 persons during October and November 2017. Following the capital raises in December 2017 and January 2018 described above we re-hired several of our former employees into key positions in January 2018, and have since made additional hires. We disclosed in our Current Report on Form 8-K dated June 17, 2019 that our Chief Financial Officer resigned from his role effective June 14, 2019. We are currently in the process of evaluating our options to fill the position. At September 30, 2019, we had 15 employees, of whom fourteen were full-and one was part-time.

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

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018

Research and Development Expense

Research and development expense increased approximately 24% to $1.6 million for the three months ended September 30, 2019 compared to $1.3 million for the comparable three-month period in 2018. This was due primarily to an increase of $0.2 million in consulting expenses related to IND preparation, and a $0.2 million increase in share-based compensation, partially offset by a $0.1 million decrease in all other expenses. With the filing of our IND on October 29, 2019, we expect our research and development costs to increase significantly in 2020 due to the start of a clinical trial, assuming approval of our IND by the FDA and to the extent we have funds available.

Selling, General and Administrative Expense

Selling, general and administrative expense was virtually unchanged at $0.9 million for the three months ended September 30, 2019 compared to the same period in 2018. This was due primarily to a decrease of $0.2 million in employee costs, business taxes, and Board of Director fees, partially offset by a $0.2 million increase in share-based compensation.

Grant income

Grant income for qualified expenditures from an SBIR grant increased by $46,000, or approximately 51%, to $136,000 for the three months ended September 30, 2019 compared to $90,000 for the comparable three-month period in 2018.

Change in fair value of warrant liability

The change in the fair value of the warrant liability resulted in other expense of $14,000 for the three months ended September 30, 2019 compared to other income of $49,000 in the same period in 2018. The other expense for the three months ended September 30, 2019 was due primarily to an increase in the price of the underlying common stock during the third quarter of 2019. The income for the three months ended September 30, 2018 was due primarily to a decrease in the price of the underlying common stock as of September 30, 2018, offset in part by an increase in the volatility of the common shares.

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018

Research and Development Expense

Research and development expense increased approximately 45% to $4.0 million for the nine months ended September 30, 2019 compared to $2.8 million for the comparable nine-month period in 2018. This was due primarily to an increase of $0.4 million in consulting expenses related to IND preparation, a $0.3 million increase in payroll-related costs attributed to the hiring of additional research professionals in 2018, a $0.3 million increase in share-based compensation, and a $0.2 million increase in other operating expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense increased approximately 7% to $3.2 million compared to $3.0 million for the same period in 2018. This was due primarily to an increase of $0.6 million in share-based compensation mainly due to option grants issued to our Board of Directors and the separation of our Chief Financial Officer in June 2019. This increase was partially offset by $0.2 million of lower business exit taxes mainly related to the dissolution of European operations and a $0.2 million reduction in all other expenses.

Grant income

Grant income for qualified expenditures from an SBIR grant increased by $248,000, or approximately 110%, to $473,000 for the nine months ended September 30, 2019 compared to $225,000 for the comparable nine-month period in 2018.

Change in fair value of warrant liability

The change in the fair value of the warrant liability resulted in other expense of $5,000 for the nine months ended September 30, 2019 compared to other expense of $171,000 in the same period in 2018. The other expense for the nine months ended September 30, 2019 was due primarily to an increase in the price of the underlying common shares during the nine months ended September 30, 2019. The expense for the nine months ended September 30, 2018 was due primarily to an increase in the price and volatility of the underlying common shares during the nine months ended September 30, 2018.

Financial Condition, Liquidity and Capital Resources

Sources of liquidity.  We have incurred operating losses since inception, and as of September 30, 2019 we had an accumulated deficit of approximately $62.5 million. We are currently investing significant resources in the development and commercialization of our products for use by clinicians and researchers in the field of regenerative medicine. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future. We expect that our cash at September 30, 2019 of $1.1 million will enable us to fund our operating expenses and capital expenditure requirements through the middle of November 2019.

Operating activities.  Net cash used in operating activities of $4.6 million for the nine months ended September 30, 2019 was due primarily to our net loss of $6.7 million, partially offset by $1.5 million non-cash expenses related to share-based compensation and depreciation, and $0.6 million of cash provided from working capital due to the timing of prepaid expenses and accounts payable.

Net cash used in operating activities of $5.5 million for the nine months ended September 30, 2018 was due primarily to our net loss of $5.7 million, in addition to approximately $0.6 million of cash used for working capital, offset by $0.8 million add-back of non-cash expenses related to share-based compensation, depreciation, and the change in the fair value of our warrant liability.

Investing activities.  Net cash used in investing activities for the nine months ended September 30, 2019 was due to $118,000 of equipment purchases.

Net cash used in investing activities of $63,000 during the nine months ended September 30, 2018 reflected $127,000 of property, plant and equipment additions, offset in part by $64,000 of cash received from the sale of property, plant and equipment.

Financing activities. Net cash generated from financing activities of $4.5 million during the nine months ended September 30, 2019 consisted of $1.3 million of net proceeds received from private placement transactions that resulted in the issuance of 345,174 shares of our common stock and warrants to purchase 345,174 shares of common stock to a group of investors at an exercise price of $3.70 per share, and $3.2 million received from the issuance of 1,625,000 shares of our common stock to a group of investors in connection with the exercise of a portion of the warrants issued on December 27, 2017.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon the evaluation described above, our Chief Executive Officer and Principal Financial Officer have concluded that they believe our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

In addition to the risk factor below and the other risks described herein, Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019, contains risk factors identified by the Company. Except for the risk factor below, the other risks described herein, and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in such Item 1A.

Financial and Operating Risks

Our financial status creates doubt whether we will continue as a going concern. We will need additional funds in the immediate future and our operations will be adversely affected if we are unable to obtain needed funding, including that we would be forced to curtail or cease our operations.

Such factual information described in this filing includes that we expect that our cash on hand to enable us to fund our operating expenses and capital expenditure requirements only through the middle of November 2019. As discussed in Note 1 to the consolidated financial statements, these conditions raise substantial doubt about our ability to continue as a going concern.  As such, we will need additional funds in the immediate future and our operations will be adversely affected if we are unable to obtain needed funding.  If we do not raise additional capital from outside sources in the immediate future, we would be forced to curtail or cease our operations. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. In addition, general market conditions, as well as the effects of laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (CFIUS), and other agencies and related regulations, including the Foreign Investment Risk Review Modernization Act (FIRRMA), adopted in August 2018, may make it difficult for us to seek financing from the capital markets. Any additional equity financings could result in significant dilution to our stockholders and possible restrictions on subsequent financings. Debt financing, if available, could result in agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or paying dividends. Other financing mechanisms may involve selling intellectual property rights, payment of royalties or participation in our revenue or cash flow. In addition, in order to raise additional funds through strategic collaborations or licensing arrangements, we may be required to relinquish certain rights to some or all of our technologies or products.

Item 6.	Exhibits

Exhibit Index

31.1+	Certification of Vice President of Finance of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Executive Officer of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Vice President of Finance of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Executive Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: November 13, 2019

BIOSTAGE, INC.

By:	/s/ James McGorry
Name: James McGorry
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Peter Chakoutis
Name: Peter Chakoutis
Title: Vice President of Finance (Principal Financial Officer)

