Form 10-K
period 2019-12-31
Biostage, Inc.
filed 2020-03-27
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

YES      ☐       NO      ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2019 was approximately $6,655,174. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

At March 23, 2020, there were 8,275,555 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2020 Annual Meeting of Stockholders (the Proxy Statement), to be filed within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

BIOSTAGE, INC.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2019

i

Forward-Looking Statements

This Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act), each as amended. The forward-looking statements are principally, but not exclusively, contained in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations and our plans, objectives, expectations and intentions that are not historical facts and the potential impact of COVID-19 on our business and operations. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expect,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “think,” “continue,” “potential,” “is likely,” “permit,” “objectives,” “optimistic,” “new,” “goal,” “target,” “strategy” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 16 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. Biostage, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

ii

PART I

Item 1.	Business.

OVERVIEW

We are a biotechnology company developing bioengineered organ implants based on our novel technology. Our technology is comprised of a proprietary biocompatible scaffold, which is the foundation of our CellframeTM technology, that is seeded with the patient’s own mesenchymal stromal cells to form our CellspanTM implant, combining the clinically proven principles of tissue engineering, cell biology and materials science. Our platform technology is being developed to treat life-threatening conditions of the esophagus, bronchus and trachea. By focusing on these underserved patients, we hope to dramatically improve the treatment paradigm for these patients.

We believe our technology may provide surgeons a new paradigm to address life-threatening conditions of the esophagus, bronchus, and trachea due to congenital abnormalities, diseases, infections and traumas. Our novel technology harnesses the body’s response and modulates it toward the healing process to regenerate tissue and restore the continuity and integrity of the organ. We are pursuing our Cellspan Esophageal Implant (CEI) technology as our first product candidate to address both esophageal disease and pediatric esophageal atresia, and we are also developing our technology’s applications to address conditions of the bronchus and trachea.

In collaboration with world-class institutions, such as Mayo Clinic and Connecticut Children’s Medical Center, we are advancing our technology. Our product development program is based on the greatest medical unmet needs, analysis of existing surgical options and physician validation.

In October 2019, we filed an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) to treat patients with esophageal disease, absent of cancer, in adults that would require a short segment esophageal implant following clinically indicated short segment resection of the thoracic esophagus with our CEI product candidate. In November 2019, we received notice from the FDA placing our IND on clinical hold and providing a preliminary list of clinical hold and non-clinical hold questions. In December 2019, we received the formal letter with clinical hold and non-clinical hold questions and submitted our response to the clinical hold questions on February 18, 2020. On March 19, 2020, the FDA notified us that the IND for our CEI product candidate had been removed from clinical hold and that we could proceed with our study. This FDA approval enables us to start our transition to a clinical-stage biotechnology company, and start clinical planning, engaging with a clinical research organization and site readiness in advance of starting the clinical trial for our CEI product candidate.

We believe that receiving regulatory approval to treat pediatric esophageal atresia with our CEI may provide a shorter time to a commercial product and the greater overall potential value in the U.S. market. In addition to providing a novel solution for a great medical need, approval of our pediatric esophageal atresia product candidate may result in receipt of a priority review voucher, which if achieved, could potentially provide significant value and non-dilutive funding to Biostage in the future. We have continued to advance our CEI pediatric esophagus program and plan to file a protocol amendment with the FDA to update our CEI esophageal disease clinical program after the initial adult patients are treated in the esophageal disease trial, subject to FDA approval.

Our Technology Platform: How It Works

Our Cellspan process begins with the collection of an adipose (fat) tissue biopsy from the patient followed by the use of standard tissue culture techniques to isolate and expand the patient’s own (autologous) mesenchymal (multipotent) stromal cells, or MSC. The cells are seeded onto a proprietary biocompatible, synthetic scaffold, produced to mimic the dimensions of the organ to be regenerated, and incubated in a proprietary bioreactor. The scaffold is electrospun from polyurethane to form a non-woven, hollow tube. The specific microstructures of the Cellspan implants are designed to allow the cultured cells to attach to and cover the scaffold fibers.

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

In May 2016, we reported an update of results from additional, confirmatory pre-clinical large-animal studies. We disclosed that the studies had demonstrated in a predictive large-animal model the ability of our Cellspan implant to successfully stimulate the regeneration of a section of esophagus that had been surgically removed. CEIs, consisting of a proprietary biocompatible synthetic scaffold seeded with the recipient animal’s own mesenchymal stromal cells, were surgically implanted in place of the esophagus section that had been removed. After the surgical full circumferential resection of a portion of the thoracic esophagus, the Cellspan implant stimulated the reconstitution of full esophageal structural integrity and continuity.

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

We have advanced the development of our technology, specifically a CEI, in a series of preclinical studies, including large-animal studies with collaborators. In order to seek approval for the initiation of clinical trials for our CEIs in humans, Good Laboratory Practice (GLP) studies to support the safety of the CEI are required to submit an IND application with the FDA. We have now performed GLP studies to demonstrate that our technology, personnel, systems, processes and practices are sufficient for advancing into human clinical trials. We have conducted a number of IND-enabling GLP studies demonstrating safety and feasibility of the Cellspan implant. During 2018 we also performed additional non-GLP studies for the pediatric esophageal atresia program to optimize that product candidate. Some of the results from these studies were included in the IND for our CEI that we filed with the FDA in October 2019.

First-In-Human Use of Esophageal Implant Product Candidate

On August 7, 2017, we announced the use of our CEI product candidate in a patient at a major U.S. hospital via an FDA-approved single-use expanded access application. The surgery took place at Mayo Clinic, but we were not allowed to identify the institution publicly at that time. The patient was a 75-year-old male with a life-threatening cancerous mass in his chest that spanned his heart, a lung and his esophagus. The surgery was performed in May 2017 to remove the tumor, repair the heart, part of one lung, and a section of the esophagus. The CEI was interpositioned into the gap in the esophagus created by the removal of the tumor. The patient’s surgeon informed us at that time that the surgery was a success and the patient was later discharged from the hospital. In February 2018 the surgeon informed us that the patient had died after living approximately eight months after surgery. The surgeon stated that the cause of death was a stroke, and that the stroke was unrelated to the esophageal implant. The surgeon also informed us that a preliminary autopsy had shown that the esophageal implant resulted in a regenerated esophageal tube in the patient, except for a very small (approximately 5mm) hole outside the implant zone on the lateral wall that was right up against a synthetic graft inserted as part of the patient’s heart repair on the vena cava in that same surgery. The synthetic graft on the pericardium was not related to our esophageal implant product and may have acted as an irritant to esophageal tissue where it contacted the esophageal implant. The surgeon also informed us that the esophageal regeneration in this patient was consistent with the regeneration previously observed in our large-animal studies. In January 2019, the surgeon presented the case study publicly at a major U.S. medical conference, including histological data supporting his earlier statements regarding successful regeneration. Mayo Clinic expects to publish an article in a peer-reviewed journal and we expect to be in a position to release additional information on this landmark case at that time. Some of the results of this expanded access case was included in the IND for our CEI that we filed with the FDA in October 2019.

Our product candidates are currently in development and have not yet received regulatory approval for sale anywhere in the world.

Changing the Surgical Treatment of Esophageal Disease

Illustration of esophageal disease site	Illustration of potential human application of Cellspan esophageal implant at site of esophageal disease (depicting implant prior to esophageal tissue reconstitution over implant)

We believe our technology may provide surgeons a new paradigm to address life-threatening conditions of the esophagus due to infection, trauma, cancer or congenital abnormalities. Initially, our focus is to treat patients with esophageal disease, absent of cancer, in adults that would require a short segment esophageal implant following clinically indicated short segment resection of the thoracic esophagus with our CEI product candidate.

According to the World Health Organization’s International Agency for Research on Cancer, there are approximately 572,000 new cases of esophageal cancer worldwide each year. A portion of all patients diagnosed with esophageal cancer are treated via a surgical procedure known as an esophagectomy. The current standard of care for an esophagectomy requires a complex surgical procedure that involves moving the patient’s stomach or a portion of their colon into the chest to replace the portion of esophagus resected by the removal of the tumor. These current procedures have high rates of complications and can lead to a severely diminished quality of life and require costly ongoing care. Our CEI product candidate aims to provide a simpler surgical procedure, with reduced complications, that may result in a better quality of life after the operation and reduce the overall cost of these patients to the healthcare system.

Focus on Pediatric Esophageal Atresia: a Congenital Abnormality in Need of a Better Solution

Each year, several thousand children worldwide are born with a congenital abnormality known as esophageal atresia, a condition where an infant is born with an esophagus that does not extend completely from the mouth to the stomach. When a long segment of the esophagus is lacking, the current standard of care is a series of surgical procedures where surgical sutures are applied to both ends of the esophagus in an attempt to stretch them and pull them together so they can be connected at a later date. This process can take weeks and the procedure is plagued by serious complications and may carry high rates of failure. Such approach also requires, in time, at least two separate surgical interventions. Other options include the use of the child’s stomach or intestine that would be pulled up into the chest to allow a connection to the mouth. We are working to develop a CEI solution to address the complications of esophageal atresia, that could potentially be life-changing, organ-sparing, or both.

Our Mission and Our Strategy

Our mission is to revolutionize regenerative medicine by bioengineering patient-specific Cellspan implants that use the patient’s own mesenchymal stromal cells to stimulate organ regeneration and restore an organ’s structure and continuity. Our business strategy to accomplish this mission includes:

Targeting life-threatening medical conditions.  We are focused on creating products to help physicians treat life-threatening conditions to the esophagus, central lung and trachea caused by infection, trauma, cancer, or infection. We are also developing products for the treatment of congenital abnormalities of the esophagus and airways. We are not targeting less severe conditions that have reasonable existing treatment options. Solutions for life-threatening medical conditions present a favorable therapeutic index, or risk/benefit relationship, by providing the opportunity of a significant medical benefit for patients who have poor or no treatment alternatives. We believe that product candidates targeting life-threatening medical conditions may be eligible for review and approval by regulatory authorities under established expedited review programs, which may result in savings of time in the regulatory approval process. Also, we believe that products targeting life-threatening medical conditions may be more likely to receive favorable reimbursement compared with treatments for less critical medical conditions.

Developing products that have a relatively short time to market.  Since the number of patients diagnosed each year in the U.S. with a life-threatening esophageal condition that would require a short segment esophageal implant following clinically indicated short segment resection of the thoracic esophagus is relatively small, we expect the number of patients that we would likely need to enroll in a clinical trial will also be relatively small. We expect up to 10 patients to be enrolled in our first clinical trial, which implies a relatively fast enrollment time, subject to milestone achievement requirements on initial patient(s) imposed by the FDA prior to enrolling additional patients, and a less expensive clinical development program. Therefore, we expect to be able to conduct a clinical trial in a relatively short period of time, subject to enrollment time constraints, compared to clinical trials in indications with larger patient populations. We intend to work closely with regulatory agencies and clinical experts to design and size the clinical studies appropriately based on the specific conditions our products are intended to treat. We are evaluating the potential impact of the coronavirus pandemic on our study timelines and costs.

Using our Cellframe and Cellspan technology as a platform to address multiple organs.  We believe that pre-clinical data we have produced to date may suggest that our technology is a novel and innovative approach to restoring organ function that may provide an ability to develop products that would address life-threatening conditions impacting organs like the esophagus, bronchus and trachea, and perhaps lower portions of the gastrointestinal (GI) tract. We believe that our technology may allow physicians to treat certain life-threatening conditions in ways not currently possible, and in some combination, to save patients’ lives, avoid or reduce complications experienced in the current standard of care, and improve the patients’ quality of life, while at the same time reducing the overall cost of patient care to the healthcare system.

Supplying the finished Cellspan esophageal implant to the surgeon.  Our technology includes our proprietary bioreactor, as well as our proprietary biocompatible scaffold that is seeded with the patient’s own mesenchymal stromal cells. We believe there is considerable value in supplying the final cell-seeded scaffold implant to the surgeon so that the hospital and surgeon may focus solely on performing the implantation.

Collaborating with leading medical and research institutions.  We have and will continue to collaborate with leading medical and research institutions. We have a co-development initiative with Mayo Clinic for regenerative medicine organ implant products for the esophagus and airways based on our technology. We are also collaborating with Connecticut Children’s Medical Center on a co-development project to translate our technology for pediatric esophageal atresia from pre-clinical studies to clinical trials. We believe the use of our product candidates by leading surgeons and institutions will increase the likelihood that other surgeons and institutions will use our products.

Our Technology

Our technology is comprised of our proprietary bioengineered scaffold, which is the foundation of our Cellframe technology, that is seeded with the patient’s own mesenchymal stromal cells in our proprietary bioreactor to form our Cellspan implant prior to implantation. We believe that our technology combines a highly-engineered, biocompatible scaffold and a robust population of cells that, by tapping into the stem cell niche of the surrounding native tissue after implantation, will stimulate a tubular organ to remodel or regenerate tissue to close the gap created by a surgical resection of a portion of that organ. This unique combination of technologies, developed through our extensive testing performed during the last few years, may potentially provide solutions to life-threatening conditions for patients with unmet medical needs.

We believe that our technology is unique, in that its mode of action appears to be different from other tissue engineering scaffold products developed previously, of which we are aware. Prior to our development of the technology, our approach attempted to implant an biocompatible scaffold that would be incorporated into the patient’s body by the surrounding native tissue growing into the scaffold. To our knowledge, all previous research and development efforts by other investigators were based on that same concept. Our technology appears to work very differently. We believe that the unique combination of our highly-engineered biocompatible scaffold with a population of the patient’s own mesenchymal cells enables an organ to develop new native tissue around our scaffold, but not into it, so the scaffold acts as a type of frame or staging for the new tissue. As a result, our scaffold is not incorporated into the body. Instead, it is retrieved from the body via an endoscopic procedure, not surgically, after sufficient tissue remodeling and regeneration has occurred.

Biocompatible Scaffold Component

Our proprietary biocompatible scaffold component of the CEI is constructed primarily of polyurethane. This material was chosen based on extensive testing of various materials. The scaffold is made using a manufacturing process known as electrospinning. The combination of the electrospinning process, which provides control over the desired microstructure of the scaffold fabric, with the polyurethane results in a scaffold that we believe has favorable biocompatibility characteristics.

The Patient’s Cells

Based on current pre-clinical development efforts, the cells we seed onto the scaffold are obtained from the patient’s adipose tissue (abdominal fat). This fat tissue is obtained from a standard biopsy before the implant surgery. Mesenchymal stromal cells are extracted and isolated from the adipose tissue biopsy. The isolated cells are then expanded, or grown, for a short period prior to surgery in order to derive a sufficient cell population to be seeded on the scaffold. The cells are then seeded on the scaffold in our proprietary bioreactor and incubated there before the implant surgery.

We believe our CEI product candidate has the potential to provide a major advance over the current therapeutic options for treating esophageal disease, damage from infection or trauma and congenital abnormalities. We believe our CEI has the potential to overcome the major challenges in restoring organ function for a damaged esophagus. With our CEI we are developing a surgical procedure that has the objective of reconstituting the continuity of the patient’s esophagus without having to relocate another organ in its place. In addition, by reducing or eliminating complications that occur in the current standard of care, we expect to reduce the costs of addressing and treating those additional complications. Because these substantial costs can be reduced or even eliminated with our technology, we believe our products, if successfully developed, can help save lives, improve the quality of life for patients and reduce overall healthcare costs.

Unmet Patient Needs and Cellspan Implant Solutions

Esophageal Disease

There are approximately 572,000 new diagnoses of esophageal cancer globally each year, according to the World Health Organization’s International Agency for Research on Cancer. According to the American Cancer Society, there are approximately 20,000 new diagnoses of esophageal cancer in the U.S. each year, and there are more than 16,000 deaths from esophageal cancer each year. Esophageal cancer is very deadly - the five-year survival rate for people with esophageal cancer is 18% in the U.S. Approximately 5,000 esophagectomy surgeries occur in the U.S. annually to treat esophageal cancer, and approximately 10,000 esophagectomies occur in Europe annually. We believe that approximately one half of the world’s esophageal cancer cases occur in China, which would represent the largest potential patient population for our adult esophageal product candidate. We believe that our CEI, if approved, has the potential to provide a major advance over the current esophagectomy procedures for addressing esophageal disease, which have high complication and morbidity rates.

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

We believe that our CEI has the potential to provide physicians a new, simpler procedure to restore organ function while significantly reducing complication and morbidity rates compared with the current standard of care, and without creating significant quality of life issues for patients. Our current CEI product candidate that was removed from clinical hold by the FDA on March 19, 2020 will treat patients with esophageal disease, absent of cancer, in adults that would require a short segment esophageal implant following clinically indicated short segment resection of the thoracic esophagus with our CEI product candidate.

Pediatric Esophageal Atresia

Esophageal Atresia (EA) is a rare congenital abnormality in which an infant is born without part of the esophagus. About 1 in 4,000 infants in the U.S. is born with EA. In some cases, the two sections can be connected surgically. However, in cases where the gap is too great for a simple surgical reconnection, the current standard of care is a gastric pull-up, a colon interposition, or a procedure known as the Foker process. In the Foker process, traction devices are surgically attached to the two ends of the esophagus. Traction is then applied, usually for several weeks during which time the infant remains in an Intensive Care Unit, to stimulate the ends of the esophagus to grow and narrow the gap. If the Foker process is successful in narrowing the gap sufficiently, a second surgery is necessary to connect the two ends of the esophagus. In addition to the Foker process being complex, it is also a very expensive procedure because the infant will normally be in the hospital for several months during the process.

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

Our History

We were incorporated under the laws of the State of Delaware on May 3, 2012 as a wholly-owned subsidiary of Harvard Bioscience, Inc. (Harvard Bioscience) to provide a means for separating its regenerative medicine business from its other businesses. Harvard Bioscience decided to separate its regenerative medicine business into our company, a separate corporate entity (the Separation), and it spun off its interest in our business to its stockholders in November 2013. Since the Separation we have been a separately-traded public company and Harvard Bioscience has not been a stockholder of our common stock or controlled our operations. Following the Separation, we continued to innovate our bioreactors based on our physiology expertise, we developed our materials science capabilities and we investigated and developed a synthetic tracheal scaffold. By that time, we had built and staffed cell biology laboratories at our Holliston facility, to give ourselves the ability to perform and control our scientific investigation and developments internally. At that point, we began the second phase of our company’s development.

In mid-2014, we increased the pace of our scientifically-based internal analysis and development of our first-generation tracheal implant product, the HART-Trachea. From large-animal studies conducted thereafter we found that the product elicited an unfavorable inflammatory response after implantation, which required additional development and testing. These requirements extended our expectations regarding our regulatory milestones and we announced the additional testing and extended milestone expectations in January 2015. During 2015 we isolated and tested all major variables of the organ scaffold and the cell source and protocols, examining the effects of alternatives against the then-existing product approach. Through extensive in vitro preclinical studies, and small-animal and large-animal studies, we made dramatic improvements, and discovered that the mechanism of action of our approach was very different from our hypothesis regarding that of the first-generation product. Our technology uses a different scaffold material and microstructure, a different source and concentration of the patient’s cells and several other changes from our earlier trachea initiative.

We believe that our technology, although built on learnings from our earlier-generation product initiative, represents a new technology platform resulting from our rigorous science and development. We have focused our development efforts on our Cellframe technology and Cellspan product candidates, which we have and will continue to develop internally, and with our collaborators, via a rigorous scientific development process.

Clinical Trials

Our CEI has been designated by the FDA as a combination product. We believe that this is a favorable designation as it allows for orphan designation and a more participatory path to approval. We have conducted numerous pre-clinical studies in our esophageal implant programs and continue to see consistent regeneration. Additionally, our CEI product candidate was used in an FDA-approved first-in-human compassionate use successfully in 2017. In October 2019, we filed an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) to treat patients with esophageal disease in adults that would require a short segment esophageal implant following clinically indicated short segment resection of the thoracic esophagus with our CEI product candidate. In November 2019, we received notice from the FDA placing our IND on clinical hold and providing a preliminary list of clinical hold and non-clinical hold questions. In December 2019, we received the formal letter with clinical hold and non-clinical hold questions and submitted our response to the clinical hold questions on February 18, 2020. On March 19, 2020, the FDA notified us that the IND for our CEI product candidate has been removed from clinical hold and that we can proceed with our study. This FDA approval enables us to start their transition to a clinical-stage biotechnology company, and start clinical planning, engaging with a clinical research organization and site readiness in advance of starting the clinical trial for our CEI product candidate.

We are also pursuing a pediatric program and plan to file a protocol amendment to our CEI clinical program after the initial adult patients are treated in the esophageal disease trial, subject to FDA approval. In order to market our product candidate for both esophageal disease and pediatric esophagus atresia, we will need to successfully complete applicable clinical trial requirements.

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

Because life-threatening conditions of the esophagus requiring a short segment esophageal implant following clinically indicated short segment resection of the thoracic esophagus affects a small population in the U.S., and based on our IND submission, we anticipate that our clinical trial using our CEI product candidate will involve up to 10 patients. Therefore, once commenced, we expect to be able to conduct a clinical trial in a relatively short period of time compared to clinical trials in indications with larger patient populations. We intend to work closely with regulatory agencies and clinical experts to design and size the clinical studies appropriately based on the specific conditions our products are intended to treat. We also intend to request expedited review from the FDA for our CEI product. Receipt of expedited review would reduce the overall time through the regulatory approval process. These expedited requests are submitted during the IND process.

We believe that receiving regulatory approval to treat pediatric esophageal atresia with our CEI product candidate may provide a shorter time to a commercial product and the greater overall potential value in the U.S. market. In addition to providing a novel solution for a great medical need, approval of our pediatric esophageal atresia product candidate may result in receipt of a priority review voucher, which if achieved, could potentially provide significant value to our company in the future. We have continued to advance our CEI pediatric esophagus program and plan to file a protocol amendment with the FDA to our CEI esophageal disease clinical program after the initial adult patients are treated in the esophageal disease trial, subject to FDA approval.

We intend to initially pursue regulatory approval for our CEI product candidate in the U.S. Following clinical trials in other foreign markets, we expect to pursue regulatory approval for our CEI in those foreign markets, as well. We believe that approximately one half of the world’s esophageal disease cases occur in China, which would represent the largest potential patient population for our adult esophageal implant product candidate, and we are consequently preparing to address that market.

Research and Development

Our primary research and development activities are focused in three areas: materials science, cell biology and engineering. In materials science, we focus on designing and testing biocompatible organ scaffolds, testing the structural integrity and the cellularization capacities of the scaffolds. In cell biology, we focus on developing and testing isolation and expansion protocols, cell characterization and fate studies, investigating the effects of various cell types and concentrations, evaluating the biocompatibility of scaffolds, experimenting with different cell seeding methodologies, and developing protocols for implantation experiments. Our engineering group supports the materials science and cell biology groups across an array of their activities, i.e. designing, engineering and making our proprietary bioreactors and autoseeders. All three of our R&D groups combine to plan and execute our in vitro studies. A fundamental part of our R&D effort in developing our technology has been dedicated to the discovery and development of small and large-animal model studies. The large-animal model employs the use of Yucatan mini-pigs. Our Cellspan scaffolds were implanted in the cervical portion as well as the thoracic portion of the esophagus and the airways in studies to date.

In addition to our in-house engineering and scientific development team, we collaborate with leaders in the field of regenerative medicine who are performing the fundamental research and surgeries in this field to develop and test new products that will advance and improve the procedures being performed. We will work with our collaborators to further enhance our products to make them more efficient and easier to use by surgeons. In the U.S., our principal collaborations have been with Mayo Clinic and Connecticut Children’s Medical Center. Collaboration typically involves us developing new technologies specifically to address issues these researchers and clinicians encounter, and then working together to translate our technology from pre-clinical studies to clinical trials. In certain instances, we have entered into agreements that govern the ownership of the technologies developed in connection with these collaborations.

We incurred approximately $4.9 million and $3.9 million of research and development expenses in 2019 and 2018, respectively. As we have not yet applied for or received regulatory approval to market any clinical products, no significant amount of these research and development costs have been passed on to our customers.

On March 28, 2018, we were awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development (NICHD) to support testing of pediatric CEI. The award for Phase I, which was earned over the nine months ended September 30, 2018, provided for the reimbursement of approximately $0.2 million of qualified research and development costs.

On October 26, 2018, we were awarded Phase II of the SBIR grant for $1.1 million to support development, testing, and translation to the clinic through September 2019. The Phase II grant includes an additional $0.5 million for future period support through September 2020, subject to availability of funding and satisfactory progress on the project. In December 2019, we submitted a modified Phase II grant development plan which has not yet been approved by the NICHD.

Based on the above, we have the opportunity to receive up to $1.8 million under the SBIR grant, of which $0.9 million has been expended as of December 31, 2019.

Manufacturing

Biostage has developed a comprehensive manufacturing process for our product candidates, including cell biology, scaffold production, cell isolation and expansion, seeding of cells on the scaffold, incubation and expansion processes in the bioreactor and product transportation. We currently perform certain manufacturing steps in-house and subcontract certain processes and activities, primarily those related to cell expansion, seeding and incubation, to experienced partners.

For our scaffolds we use a process called electrospinning to create the fabric part of the scaffold. Electrospinning is a well-known fabrication process. It is useful for cell culture applications as it can create extremely thin fibers (much thinner than a human hair) that can make a fabric with pores approximately the same size as a cell. The electrospinning process parameters can be tuned to create a structure that is very similar to the natural structure of the collagen fibers in human extracellular matrix. Our process and end product have been developed over many years and involve many trade secrets and proprietary know-how. Our Cellspan scaffolds are made from polyurethane, an inert polymer that is not bioresorbable. However, we also perform studies on the use of scaffolds made from bioresorbable materials. While we do not manufacture the cells, as they will come from the patient’s adipose tissue, for regulatory purposes we are responsible for the quality control of the cells and the seeding of the cells onto the scaffold in the bioreactor. For this we have, in collaboration with our partners, developed standard operating procedures for the seeding of cells on the scaffold. For U.S. clinical trials we anticipate that the seeding will be performed using our Cellspan automatic cell seeder with our bioreactor at a pre-qualified third-party contract manufacturer using current Good Manufacturing Practices (cGMP) using our proprietary protocol and under the supervision of our staff.

For our scaffolds, our primary materials are medical-grade plastic resins and solvents used to liquefy the resins in our manufacturing process. These materials are readily available from a variety of suppliers and do not currently represent a large proportion of our total costs. For our autoseeders and bioreactors, we perform final assembly and testing of components that we buy from third parties like machine shops, parts distributors, molding facilities and printed circuit board manufacturers. These manufacturing operations are performed primarily at our Holliston, MA headquarters.

Sales and Marketing

We expect that most surgeries using our CEI product will be performed at a relatively small number of major hospitals in the U.S., China and other countries that will establish themselves as specialized centers of excellence based on countries that we receive regulatory approval in. We believe that a relatively small number of centers of excellence in each country would be able to treat a large percentage of that country’s patients annually, given the expected number of patients to be treated each year. So, we expect our markets to be served by a concentrated number of treatment centers. Further, our technology platform is for the esophagus, the bronchi and the trachea, three organs all treated by thoracic surgeons. Therefore, all of those product candidates, once approved, would be marketed primarily to physicians practicing in a single surgical specialty, so we expect that the total number of physicians using our products will be a much smaller population than if our products were to be used by physicians in multiple areas of surgical specialties. Due to our expectation of a population of physicians in one surgical specialty being the primary users of our products in a concentrated number of centers of excellence in each national market, we expect to be able to support our markets with a fairly small field sales force.

We expect to price the product commensurate with the medical value created for the patient and the costs avoided with the use of our product. We further expect to be paid by the hospital that buys the product from us. Finally, we expect that the hospital would seek reimbursement from payers for the entire transplant procedure, including the use of our products.

Harvard Bioscience will be the exclusive distributor for the research versions of our bioreactors. Harvard Bioscience can only sell those products to the research markets in accordance with the terms of a distribution agreement we entered into with Harvard Bioscience. We retain all rights to manufacture and sell all our products for clinical use.

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

Separation Agreements with Harvard Bioscience

On November 1, 2013, to effect the Separation, Harvard Bioscience distributed all of the shares of our common stock to the Harvard Bioscience stockholders (or the Distribution). Prior to the Distribution, Harvard Bioscience contributed the assets of its regenerative medicine business, and approximately $15 million in cash, to our company to fund our operations following the Distribution.

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

Government Regulation

Any product that we may develop based on our technology, and any other clinical products that we may develop, will be subject to considerable regulation by governments. We were informed by the FDA that our previous-generation tracheal product candidate would be regulated under the BLA pathway in the U.S. and we were informed by the European Medicines Agency (EMA) that the previous generation tracheal product would be regulated under the Advanced Therapy Medicinal Products (ATMP), pathway in the European Union (E.U.). On October 18, 2016, we also received written confirmation from FDA’s Center for Biologics Evaluation and Research (CBER), that the FDA intends to regulate our CEI as a combination product under the primary jurisdiction of CBER. We further understand that CBER may choose to consult or collaborate with the FDA’s Center for Devices and Radiological Health (CDRH), with respect to the characteristics of the synthetic scaffold component of our product based on CBER’s determination of need for such assistance. Although our current technology differs in design and performance from the first-generation product candidate, we expect that cellframe-based products will be regulated by the FDA and EMA under the same pathways as the first-generation tracheal product candidate. This expectation is based on the fact that the cellframe-based technology is centered on the delivery of the patient’s own cells seeded on an implanted synthetic scaffold in order to restore organ function and our belief that the cells provide the primary mode of action. Of course, it is possible that some of our current and future products may use alternative regulatory pathways.

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

Based on discussions with the FDA, we expect clinical trials for our esophageal implant product candidates to be conducted in two sequential phases:

•

A Phase 1, or Pilot Trial, where our product would be tested on a small number of patients, up to 10, to demonstrate the product’s safety. In addition, a protocol amendment could be submitted to the phase 1 trial after the treatment of a to be determined number of patients to add the treatment of patients with pediatric esophageal atresia.

•

If successful, the Phase 1 (or Pilot) Trial would be followed by a Phase II Registration, or Pivotal Trial, to test the product’s efficacy. We believe that the nature of our esophageal products and the sizes of their targeted patient populations would lead to a small number of patients in this trial, relative to most biotechnology clinical trials.

Clinical testing may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each phase of clinical trials that are conducted under an IND and may, at its discretion, reevaluate, alter, suspend, or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. The FDA or the sponsor may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request that additional pre-clinical studies or clinical trials be conducted as a condition to product approval.

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

Separately, but somewhat related, is a product’s ability to qualify its sponsor to receive a Priority Review Voucher (PRV). For a product aimed at prevention or treatment of a “rare pediatric disease” as defined in the Food, Drug and Cosmetics Act, and that also meets certain other qualifying attributes, the product’s sponsor may qualify, apply for and receive a PRV, from the FDA. A PRV entitles its holder to Priority Review for a drug application, and the PRV is transferable. Some companies who have received PRV’s have sold their PRV’s to other companies who have then used the PRV to receive Priority Review for a drug application with the FDA. Recent transfers of PRV’s from one company to another have occurred at prices in the $80 – 125 million range. We intend to apply for rare pediatric disease designation for our pediatric esophageal implant product candidate as a first step in pursuit of a PRV. A PRV is earned only upon marketing approval of the product. There is no certainty that our pediatric esophageal product will achieve marketing approval from the FDA, or that if it does, that FDA would award us a PRV. Further, if received, there is no certainty that the value of a PRV at that future date will compare favorably with the values reflected in recent transfers of PRVs.

Orphan Drug Designations

The Orphan Drug Act provides incentives to manufacturers to develop and market drugs and biologics for rare diseases and conditions affecting fewer than 200,000 persons in the U.S. at the time of application for Orphan Drug Designation. In September 2014 the FDA granted orphan designation to our HART-Trachea product in the U.S. In November 2016, we were granted Orphan Drug Designation for our CEI by the FDA to restore the structure and function of the esophagus subsequent to esophageal damage due to injury congenital abnormalities, or cancer. The first developer to receive FDA marketing approval for an orphan biologic is entitled to a seven-year exclusive marketing period in the U.S. for that product. The marketing exclusivity prevents FDA approval of another application for the same product for the same indication for a period of seven years. Orphan status also entitles the product’s sponsor to certain other benefits, such as a waiver of the BLA user fee, which is currently a $2 million value. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

Employees

At December 31, 2019, we had 12 employees working in our business, of whom 11 were full-time and one was part-time. At that date, all of our employees were based in the U.S. None of our employees are unionized. In general, we consider our relations with our employees to be good.

Competition

We are not aware of any companies whose products are directly competitive with our cell-seeded biocompatible synthetic scaffold system. However, in our key markets we may in the future compete with multiple pharmaceutical, biotechnology, and medical device companies, including, among others, Aldagen, Asterias Biotherapeutics, Athersys, BioTime, Caladrius Biosciences, Cytori Therapeutics, E. I. du Pont de Nemours and Company, InVivo Therapeutics, Mesoblast, Miramatrix Medical, Nanofiber Solutions, Neuralstem, Orgagen, Organovo, Osiris Therapeutics, Pluristem, Smiths Medical, Tissue Genesis, Inc., Tissue Growth Technologies, United Therapeutics, Vericel Corporation and W.L. Gore and Associates. In addition, there are many academic and clinical centers that are developing regenerative technologies that may one day become competitors of ours.

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

Information about our Executive Officers

The following table shows information about our executive officers:

Name	Age	Position(s)

Hong Yu	47	President
Dr. William Fodor	61	Chief Scientific Officer
Peter Chakoutis	54	Vice President of Finance

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

Dr. William Fodor - Chief Scientific Officer

Dr. William Fodor has served as our Chief Scientific Officer since July 2017. On July 2, 2018, Dr. Fodor became an employee of Biostage after serving via a consulting arrangement. Dr. Fodor was a founding scientist at Alexion Pharmaceuticals, where he served as an executive management team member and Senior Director of the Cell/Tissue Engineering, Transgenic Animal and Transplant Programs. He has also served as an Associate Professor at the University of Connecticut Department of Molecular Cell Biology and the Center for Regenerative Biology, extending research areas into cells and cell engineering. Dr. Fodor was Senior Director of Product Development at ViaCell Inc., leading programs in hematopoietic stem cell process development and manufacturing, mesenchymal stem cell basic research and manufacturing for cardiac repair and pancreatic stem cell research. He was a consultant for the biotechnology industry, serving clients in stem cell research, gene therapy, stem cell manufacturing and stem cell genome engineering. Dr. Fodor has expertise in programs targeting transplant immunology, hematopoiesis, cardiac repair, stem cell potency, gene therapy for liver diseases, tissue engineering, design and oversight of pre-clinical non-GLP and GLP animal models and IND Applications (Pre-clinical and CMC Modules). Dr. Fodor earned a PhD. in genetics from Ohio State University. He completed post-doctoral work at Yale University School of Medicine in the department of immunobiology, investigating the regulation of MHC class I and MHC class II genes in the histocompatibility complex.

Peter Chakoutis – Vice President of Finance

Mr. Chakoutis has served as our Vice President of Finance since March 24, 2020. Previously, Mr. Chakoutis served in the same position from August 2019 through January 2020, and prior to that he was our Director of Finance starting in February 2018. From 2012 to 2017, Mr. Chakoutis was employed at HeartWare, Inc., a medical device leader in developing and manufacturing miniaturized implantable heart pumps; ventricular assist devices for the treatment of advanced heart failure, serving as HeartWare’s Director of Sales Operations from 2015 to 2017 and Director of Financial Planning & Analysis from 2012 to 2015. From 2006 to 2011, he served as the Assistant Controller for Caliper Life Sciences. From 2000 to 2005, Mr. Chakoutis was employed by DUSA Pharmaceuticals serving as DUSA’s Chief Financial Officer from 2003 to 2005 and Controller from 2000 to 2002. Prior to 2000, he served in various managerial positions in the areas of financial reporting and accounting. Mr. Chakoutis has been a Certified Public Accountant in the State of Massachusetts since 1996, holds a B.S. in business administration - accounting from Norwich University, and a masters in finance from Bentley Graduate School.

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

Risks Relating To Our Business

Financial Position, Need for Capital and Operating Risks

Our audited financial statements for the year ended December 31, 2019 contain a going concern qualification. Our financial status creates doubt whether we will continue as a going concern. We will need additional funds in the near future and our operations will be adversely affected if we are unable to obtain needed funding.

We ended December 31, 2019 with approximately $0.9 million of operating cash on-hand and will need to raise additional capital in the second quarter to fund operations. We believe that our existing cash resources, along with net proceeds of approximately $1.0 million during the first quarter of 2020 from the issuance of 151,027 shares of our common stock at a purchase price of $3.70 per share and warrants to purchase 151,027 shares of common stock at an exercise price of $3.70 per share, and the issuance of 214,000 shares of our common stock from the exercise of 214,000 previously issued warrants at $2.00 per share, will be sufficient to fund our planned operations through the second quarter of 2020. If we do not raise additional capital from outside sources in the very near future, we may be forced to curtail or cease our operations. Based on these circumstances, our ability to continue as a going concern is at risk and our independent registered public accounting firm included a “going concern” qualification as to our ability to continue as a going concern in their audit report dated March 27, 2020, included in this Form 10-K. Our cash requirements and cash resources will vary significantly depending upon the timing, financial and other resources that will be required to complete ongoing development and pre-clinical and clinical testing of our products as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. In addition to development and other costs, we expect to incur capital expenditures from time to time. These capital expenditures will be influenced by our regulatory compliance efforts, our success, if any, at developing collaborative arrangements with strategic partners, our needs for additional facilities and capital equipment and the growth, if any, of our business in general. We will require additional funding to continue our anticipated operations and support our capital and operating needs. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. In addition, general market conditions, including the effect of the coronavirus pandemic on financial markets, as well as the effects of laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (CFIUS), and other agencies and related regulations, including the Foreign Investment Risk Review Modernization Act (FIRRMA), adopted in August 2018, may make it difficult for us to seek financing from the capital markets.

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

The coronavirus pandemic could adversely impact our business, including clinical trials.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including in Europe and the U.S. As the COVID-19 coronavirus continues to spread around the globe, we will likely experience disruptions that could severely impact our business and planned clinical trials, including:

•	delays or difficulties in enrolling patients in our planned clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as clinical trial sites and hospital staff supporting the conduct of clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

•	limitations in employee resources that would otherwise be focused on the conduct of clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

•	interruption in global manufacturing and shipping that may affect the transport of clinical trial materials and materials, including testing equipment and personal protective equipment, used at our facilities;

•	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which clinical trials are conducted, which may result in unexpected costs;

•	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	delay in the timing of interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19.

In addition, the outbreak of COVID-19 could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. COVID-19 illness could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

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

We have generated insignificant revenues to date and we have generated no revenues from sales of any clinical products, and as of December 31, 2019, we had an accumulated deficit of approximately $64.1 million. We expect to continue to experience losses in the foreseeable future due to our limited anticipated revenues and significant anticipated expenses. We do not anticipate that we will achieve meaningful revenues for the foreseeable future. In addition, we expect that we will continue to incur significant operating expenses as we continue to focus on additional research and development, preclinical testing, clinical testing and regulatory review and/or approvals of our products and technologies. As a result, we cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

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

If we fail to retain key personnel and/or attract satisfactory replacements, we may not be able to compete effectively, which would have an adverse effect on our operations.

Our success is highly dependent on the continued services of key management, technical and scientific personnel and collaborators. Our management and other employees may voluntarily terminate their employment at any time upon short notice. In February 2020 our Chief Executive Officer, James McGorry, and in July 2019 our Chief Financial Officer, Thomas McNaughton, resigned from Biostage. The loss of the services of any member of our senior management team, including our President, Hong Yu, our Chief Scientific Officer, Dr. William Fodor, our Vice President of Finance, Peter Chakoutis, and our other key scientific, technical and management personnel, may significantly delay or prevent the achievement of product development and other business objectives. We can give no assurance that we could find satisfactory replacements for our current and future key scientific and management employees, including recently terminated executives, on terms that would not be unduly expensive or burdensome to us.

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

We depend upon a single-source suppliers for the hardware used for our proprietary automatic cell seeder, bioreactor control and acquisition system. The loss of a single source supplier, or future single-source suppliers we may rely on, or their failure to provide us with an adequate supply of their products or services on a timely basis, could adversely affect our business.

We currently have single suppliers for certain components that we use for our proprietary automatic cell seeder, bioreactor control and acquisition systems as well as materials used in scaffolds. We may also rely on other single-source suppliers for critical components of our products in the future. If we were unable to acquire hardware or other products or services from applicable single-source suppliers, we could experience a delay in developing and manufacturing our products.

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

To manage growth, we will be required to continue to improve existing, and implement additional, operational and financial systems, procedures and controls, and hire, train and manage additional employees. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth and we may not be able to hire, train, retain, motivate and manage required personnel. Competition for qualified personnel in the biotechnology and regenerative medicine area is intense, and we operate or plan to operate in geographic locations where labor markets are particularly competitive, including Boston, Massachusetts, where demand for personnel with these skills is extremely high and is likely to remain high. As a result, competition for qualified personnel is intense and the process of hiring suitably qualified personnel is often lengthy and expensive, and may become more expensive in the future. If we are unable to hire and retain a sufficient number of qualified employees or otherwise manage our growth effectively, our ability to conduct and expand our business could be seriously reduced.

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

Since we may have vendors and customers outside the U.S. and we may generate revenues and incur operating expenses in multiple foreign currencies, we will experience currency exchange risk with respect to any foreign currency-denominated revenues and expenses. We cannot predict the consolidated effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. Our international activities subject us to laws regarding sanctioned countries, entities and persons, customs, import-export, laws regarding transactions in foreign countries, the U.S. Foreign Corrupt Practices Act and local anti-bribery and other laws regarding interactions with healthcare professionals. Among other things, these laws restrict, and in some cases prohibit, U.S. companies from directly or indirectly selling goods, technology or services to people or entities in certain countries. In addition, these laws require that we exercise care in structuring our sales and marketing practices in foreign countries.

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

In December 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017 (TCJA), which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); and modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”. The tax rate change resulted in (i) a reduction in the gross amount of our deferred tax assets recorded as of December 31, 2017, without an impact on the net amount of our deferred tax assets, which are recorded with a full valuation allowance. We continue to examine the impact this tax reform legislation may have on our business. However, the effect of the TCJA on us and our affiliates, whether adverse or favorable, is uncertain and may not become evident for some period of time. We urge investors to consult with their legal and tax advisers regarding the implications of the TCJA on an investment in our common stock.

Changes in the European regulatory environment regarding privacy and data protection regulations could have a materially adverse impact on our results of operations.

The European Union (E.U.) has adopted a comprehensive overhaul of its data protection regime in the form of the General Data Protection Regulation (GDPR), which came into effect in May 2018. GDPR extends the scope of the existing E.U. data protection law to foreign companies processing personal data of E.U. residents. The regulation imposes a strict data protection compliance regime with severe penalties of 4% of worldwide turnover or €20 million, whichever is greater, and includes new rights such as the right of erasure of personal data. Although the GDPR will apply across the E.U., as has been the case under the current data protection regime, E.U. Member States have some national derogations and local data protection authorities that will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. Implementation of, and compliance with the GDPR could increase our cost of doing business and/or force us to change our business practices in a manner adverse to our business. In addition, violations of the GDPR may result in significant fines, penalties and damage to our brand and business which could, individually or in the aggregate, materially harm our business and reputation.

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

In the U.S., initiating and completing clinical trials necessary to support Biological License Applications (BLAs), will be time consuming, expensive and the outcome uncertain. Moreover, the FDA may not agree that clinical trial results support an application for the indications sought in the application for the product. In other jurisdictions such as the E.U., the conduct of extensive and expensive clinical trials may also be required in order to demonstrate the quality, safety and efficacy of our products, depending on each specific product, the claims being studied, and the target condition or disease. The outcome of these clinical trials, which can be expensive and are heavily regulated, will also be uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials following initial positive results in early clinical trials may not have favorable results in later clinical trials.

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

Any product for which we obtain clearance or approval in the U.S., China, or Europe, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory authorities or notified bodies. In particular, we and our suppliers are required to comply with the FDA’s Quality System Regulations (QSR), and current Good Manufacturing Practices (cGMP), for our medical products, and International Standards Organization (ISO), regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Manufacturing may also be subject to controls by the FDA for parts of the system or combination products that the FDA may find are controlled by the biologics regulations. Equivalent regulatory obligations apply in foreign jurisdictions. Regulatory authorities, such as the FDA, China’s National Medical Products Administration, the competent authorities of the E.U. Member States, the EMA and notified bodies, enforce the QSR, cGMP and other applicable regulations in the U.S. and in foreign jurisdictions through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory authorities or notified bodies in the U.S. or in foreign jurisdictions, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

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

Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The TCJA includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax, an annual fee on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the Medical Device Excise Tax (MDET) on non-exempt medical devices. Since then, The Further Consolidated Appropriations Act, 2020 H.R. 1865, signed into law on December 20, 2019, repealed the MDET. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The effect that the ACA and its possible repeal and replacement may have on our business remains unclear.

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

Risks Related To Our Separation From Harvard Bioscience

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

The stockholders who purchased shares of our common stock and related warrants pursuant to a Securities Purchase Agreement dated December 27, 2017 collectively hold shares of common stock that represent approximately 37% of all outstanding voting power, and as such may significantly influence the results of matters voted on by our shareholders. The interests of these stockholders may conflict with your interests. These stockholders have the right to nominate a majority of our Board of Directors and, therefore, effectively could control many other major decisions regarding our operations. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

Substantial sales of common stock have and may continue to occur, or may be anticipated, which have and could continue to cause our stock price to decline.

We expect that we will seek to raise additional capital from time to time in the future, which may involve the issuance of additional shares of common stock, or securities convertible or exercisable into common stock. The purchasers of the shares of common stock and warrants to purchase shares of common stock from our public offerings and private placements may sell significant quantities of our common stock in the market, which may cause a decline in the price of our common stock. Further, we cannot predict the effect, if any, that any additional market sales of common stock, or anticipation of such sales, or the availability of those shares of common stock for sale will have on the market price of our common stock. Any future sales of significant amounts of our common stock, or the perception in the market that this will occur, may result in a decline in the price of our common stock.

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

We are and we will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement, which will be December 31, 2020, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed a “large accelerated filer” under the Securities and Exchange Act of 1934, as amended, or the Exchange Act. For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us to a level acceptable by them and may result in less investor confidence.

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

There were 149 holders of record of our common stock as of March 23, 2020, which does not include persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2019, in addition to unregistered sales we previously disclosed in our Quarterly Reports on Form 10-Q or in Current Reports on Form 8-K in relation to the applicable periods, we also completed the following transactions under the Securities Act of 1933 (the Securities Act) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

•	On or about September 30, 2019, we sold a total of 30,000 shares of our common stock to a group of investors in connection with the assignment and exercise of 30,000 warrants, which were previously issued on December 27, 2017, at a purchase price of $2.00 per share.

•	On or about November 11, 2019, we sold a total of 75,000 shares of our common stock to Connecticut Children’s Medical Center in connection with the exercise of a total of 75,000 warrants, which were previously issued on January 3, 2018, at a purchase price of $2.00 per share.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a biotechnology company developing bioengineered organ implants based on our novel technology. Our technology is comprised of a proprietary biocompatible scaffold, which is the foundation of our CellframeTM technology, that is seeded with the recipient’s own mesenchymal stromal cells to form our CellspanTM implant, combining the clinically proven principles of tissue engineering, cell biology and materials science. This technology is being developed to treat life-threatening conditions of the esophagus, trachea and bronchus with the objective of dramatically improving the treatment paradigm for those patients.

We believe our technology will provide surgeons with new ways to address damage to the esophagus, bronchus, and trachea due to congenital abnormalities, diseases, infections and traumas. Products being developed based on our technology for those indications are called CellspanTM products.

We announced favorable preliminary pre-clinical results of large-animal studies for the esophagus, trachea and bronchus in November 2015. Since then, the Cellspan Esophageal Implant (CEI) product candidates have been our lead development product candidates. At this time our resources have been primarily focused on pursuing a development program that addresses conditions of the esophagus: esophageal atresia in pediatric patients and esophageal disease in adult patients. Our Cellspan esophageal product candidate is intended to provide a surgical solution to stimulate regeneration of a segment of the esophagus missing due to a congenital abnormality or following surgical removal, to establish or reestablish the organ’s continuity and integrity.

Approximately one in 4,000 infants in the U.S. is born with esophageal atresia, a congenital condition where the child’s esophagus is underdeveloped and does not extend completely from the mouth to the stomach. When a long segment of the esophagus is lacking, the current standard of care is a series of surgical procedures where surgical sutures are applied to both ends of the esophagus in an attempt to stretch them together so they can be connected at a later date. This process can take weeks and the procedure can result in serious complications and may carry high rates of failure. Such approach also requires, in time, at least two separate surgical interventions. Other options include the use of the child’s stomach that would be pulled up, or a piece of the patient’s intestine that would be moved to the gap, to allow a connection to the mouth. We are working to develop a CEI product candidate to address newborns’ esophageal atresia, to provide a simpler, more effective and potentially organ-sparing solution.

A portion of all patients diagnosed with esophageal diseases, infections traumas or congenital abnormalities are treated via a surgical procedure known as an esophagectomy. The current standard of care for an esophagectomy requires a complex surgical procedure that involves moving the patient’s stomach or a portion of their colon into the chest to replace the portion of esophagus resected by the removal of the tumor. These current procedures have high rates of complications, can lead to a severely diminished quality of life and require costly ongoing care. Our CEIs aim to simplify the procedure, reduce complications, result in a better quality of life and reduce the overall cost of these patients to the healthcare system.

In May 2016, we reported an update of results from pre-clinical large-animal studies. We disclosed that the study had demonstrated in a predictive large-animal model the ability of Biostage Cellspan organ implants to successfully stimulate the regeneration of sections of the esophagus that had been surgically removed for the study. This study and its results were published in an article in Nature Scientific Reports in March 2018. CEIs, consisting of a proprietary biocompatible synthetic scaffold seeded with the recipient animal’s own cells, were surgically implanted in place of the esophagus section that had been removed.

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

In August 2017, we announced that we were reprioritizing our product development program based on greatest unmet medical need, analysis of existing surgical options, and physician validation. We believe that receiving regulatory approval to treat pediatric esophageal atresia with our CEI product candidate may provide a shorter time to a commercial product and the greater overall potential value. Additionally, approval of our pediatric esophageal atresia product candidate may result in receipt of a priority review voucher, which if achieved, could potentially provide significant value to us in the future.

In October 2019, we filed an IND application with the FDA to treat patients with esophageal disease, absent of cancer, in adults that would require a short segment esophageal implant following clinically indicated short segment resection of the thoracic esophagus with our CEI product candidate. In November 2019, we received notice from the FDA placing our IND on clinical hold and providing a preliminary list of clinical hold and non-clinical hold questions. In December 2019, we received the formal letter with clinical hold and non-clinical hold questions and submitted our response to the clinical hold questions on February 18, 2020. On March 19, 2020, the FDA notified us that the IND for our CEI product candidate has been removed from clinical hold and that we can proceed with our study. This FDA approval enables us to start our transition to a clinical-stage biotechnology company, and start clinical planning, engaging with a clinical research organization and site readiness in advance of starting the clinical trial for our CEI product candidate.

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

Since our incorporation, we have devoted substantially all of our resources to developing our programs, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the sales of common stock and preferred stock. In December 2017, we sold the inventory and rights to manufacture and sell research-only versions of our bioreactors to Harvard Bioscience. We did not recognize any revenues from research bioreactors during the years ended December 31, 2019 and December 31, 2018.

We expect to continue to incur operating losses and negative cash flows from operations for 2020 and in future years.

Our products are currently in development and have not yet received regulatory approval for sale anywhere in the world.

2018 Financing Activities

During 2018 we completed the following financing activities:

•	On January 3, 2018, we issued 50,000 shares of common stock at $2.00 per share and warrants to purchase 75,000 shares of common stock at an exercise price of $2.00 per share, in exchange for aggregate gross proceeds of $100,000 in an unregistered private placement with Connecticut Children’s Medical Center (Connecticut Children’s). The warrants were immediately exercisable and expire in January 2023. Connecticut Children’s Chief Executive Officer, James Shmerling, is a member of our Board of Directors as well as the Board of Directors of Connecticut Children’s.

•	On February 20, 2018, we completed a private placement of 302,115 shares of common stock at a purchase price of $3.31 per share for gross and net proceeds of $1.0 million.

•	On May 29, 2018, we issued 1,000,000 shares of common stock to two new investors at a purchase price of $3.60 per share for aggregate gross and net proceeds of approximately $3.6 million and $3.4 million, respectively, in an unregistered private placement transaction. Following the issuance of these shares, the holders of Series D preferred stock exercised their right to convert all of the 3,108 shares outstanding of Series D preferred stock into 1.554 million shares of common stock as provided for under terms of the Series D preferred stock.

•	On June 29, 2018, we issued 250,000 shares of common stock to an investor at a purchase price of $3.60 per share for aggregate gross and net proceeds of approximately $0.9 million and $0.8 million, respectively, in an unregistered private placement transaction.

2019 Financing Activities

During 2019 we completed the following financing activities:

•	On June 12, 2019, we issued a total of 345,174 shares of our common stock and warrants to purchase 345,174 shares of common stock to a group of investors at an exercise price of $3.70 per share, in exchange for aggregate gross and net proceeds of approximately $1.3 million.

•	On December 31, 2019, we issued a total of 143,230 shares of our common stock at a purchase price of $3.70 per share and warrants to purchase 143,230 shares of common stock at an exercise price of $3.70 per share to a group of investors for gross and net proceeds in the amount of $0.5 million.

•	During the year ended December 31, 2019, we issued 1,994,000 shares of our common stock to a group of investors in connection with the exercise of 1,994,000 previously issued warrants at $2.00 per share for aggregate gross and net proceeds in the amount of approximately $4.0 million.

Small Business Innovation Research Grant

On March 28, 2018, we were awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development (NICHD) to support testing of pediatric CEIs. The award for Phase I, which was earned over the nine months ended September 30, 2018, provided for the reimbursement of up to approximately $0.2 million of qualified research and development costs.

On October 26, 2018, we were awarded Phase II of the SBIR grant for $1.1 million to support development, testing, and translation to the clinic through September 2019. The Phase II grant includes an additional $0.5 million for future period support through September 2020, subject to availability of funding and satisfactory progress on the project. In December 2019, we submitted a modified Phase II grant development plan which has not yet been approved by the NICHD. This updated plan requests support for approximately $0.9 million.

Based on the above, we have the opportunity to receive up to $1.8 million total under the SBIR grant, of which $0.9 million has been expended through December 31, 2019.

Management

We disclosed in our Current Report on Form 8-K dated June 17, 2019 that Thomas McNaughton, our former Chief Financial Officer, resigned from his role effective June 14, 2019. We also disclosed in our Current Report on Form 8-K dated February 7, 2020 that James McGorry, our former Chief Executive Officer, resigned from his role effective February 7, 2020. We are currently in the process of evaluating our options to fill these positions. At December 31, 2019, we had 12 employees, of whom eleven were full-time and one was part-time.

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of December 31, 2019 have an accumulated deficit of approximately $64.1 million and will require additional financing to fund future operations. We expect that our operating cash on hand at December 31, 2019 of $0.9 million, along with net proceeds of approximately $1.0 million from the issuance of 365,027 shares of common stock during the first quarter of 2020, will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2020. Based on the removal of clinical hold by the FDA from our CEI product candidate, we are evaluating the timing and level of cash needs needed to fund our transition to a clinical stage organization, including efforts and the time it will take to select a clinical research organization, perform clinical readiness, site selection, and other clinical trial readiness. We are also evaluating the potential impact of the coronavirus pandemic on our study timelines and costs. As discussed in Note 1 to the consolidated financial statements, these conditions raise substantial doubt about our ability to continue as a going concern.

We are currently investing significant resources in development of products for use by clinicians in the field of regenerative medicine. We will need to raise additional funds in future periods to fund our operations. In the event that we do not raise additional capital from outside sources, we may be forced to further curtail or cease our operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of clinical and animal studies and other resource needs that will be required to complete ongoing development and pre-clinical and clinical testing of products, as well as related regulatory efforts and collaborative arrangements necessary for our product candidates that are currently under development. We are currently seeking and continue to seek financings from existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, or strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all.

Components of Operating Loss

Research and Development Expense. Research and development expense consists of salaries and related expenses, including share-based compensation, for personnel and contracted consultants and various materials and other costs to develop our new products, primarily: synthetic scaffolds, including investigation and development of materials and investigation and optimization of cellularization, autoseeders, and 3D bioreactors, as well as studies of cells and cell behavior. Other research and development expenses include the costs of outside service providers and material costs for prototype and test units and outside laboratories and testing facilities performing cell growth and materials experiments, as well as the costs of all other preclinical research and testing including animal studies and expenses related to potential patents. We expense research and development costs as incurred.

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

Changes in Fair Value of Warrant Liability. Changes in fair value of warrant liability represent the change in the fair value of common stock warrants classified as liability awards during the years ended December 31, 2019 and 2018. We use the Black-Scholes pricing model to value the related warrant liability. The costs associated with the issuance of the warrants have been recorded as an expense upon issuance.

Other Expense. Other expense represents a loss on disposal of equipment during the year ended December 31, 2018.

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

Total share-based compensation expense for the years ended December 31, 2019 and 2018 was $1.7 million and $0.8 million, respectively. Share-based compensation is further described in Note 14 to our consolidated financial statements.

Warrant Liability

Most of the warrants to purchase shares of our common stock have been classified on our consolidated balance sheets as equity. We classify warrants as a liability in our consolidated balance sheets if the warrant is a free-standing financial instrument that may require us to transfer cash consideration upon exercise and that cash transfer event would be out of our control. Such a “liability warrant” is initially recorded at fair value on the date of grant using the Black-Scholes model, net of issuance costs, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense) in the consolidated statements of operations. We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Research and Development Expense

Research and development expense increased approximately $1.0 million, or approximately 24%, to $4.9 million for the year ended December 31, 2019 compared to $3.9 million for the year ended December 31, 2018. This was due primarily to an increase of $0.4 million in consulting expenses related to IND preparation, a $0.3 million increase in payroll-related costs attributed to the hiring of additional research professionals in 2018, and a $0.3 million increase in share-based compensation, offset in part by a $0.1 million decrease in other operating expenses. With the filing of our IND on October 29, 2019, we expect our research and development costs to increase significantly in 2020 due to the start of a clinical trial activities based on approval of our IND by the FDA and to the extent we have funds available.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $0.1 million, or approximately 2%, to $4.0 million for the year ended December 31, 2019 compared to $3.9 million for the year ended December 31, 2018. This was due primarily to a $0.6 million increase in share-based compensation mainly due to option grants issued to our Board of Directors and the separation of our Chief Financial Officer in June 2019. This increase was partially offset by $0.2 million of lower business exit taxes mainly related to the dissolution of European operations, $0.2 million of lower cash-based Board of Director compensation, and a $0.1 million reduction in all other expenses.

Change in Fair Value of Warrant Liability

During the year ended December 31, 2019, the change in fair value of our warrant liability was income of $0.1 million due primarily to a lower volatility of the underlying common shares and a decrease in the expected term. This compared to expense of $0.1 million for the year ended December 31, 2018 due primarily to an increase in price and volatility of the underlying common shares.

Other Expense

During the year ended December 31, 2019 there was no other expense incurred, compared to a loss on the disposal of equipment of approximately $7,000 during the year ended December 31, 2018.

Liquidity and Capital Resources

Sources of Liquidity. We have incurred operating losses since inception, and as of December 31, 2019 we had an accumulated deficit of approximately $64.1 million. We are currently investing significant resources in the development and commercialization of our products for use by clinicians and researchers in the field of regenerative medicine. As a result, we expect to incur operating losses and negative operating cash flow for the foreseeable future.

Operating Activities.  Net cash used in operating activities of $6.1 million for the year ended December 31, 2019 was primarily a result of our net loss of $8.3 million, partially offset by $1.8 million non-cash expenses related to share-based compensation and depreciation, and $0.4 million of cash provided from working capital due to the timing of prepaid expenses and accounts payable.

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

Investing Activities.  Net cash used in investing activities for the years ended December 31, 2019 and 2018 totaled $129,000 and $67,000, respectively, and represented additions to property, plant and equipment, which in the case for 2018 were partially offset by proceeds from the sale of certain property, plant and equipment.

Financing Activities. Net cash generated from financing activities of $5.8 million during the year ended December 31, 2019 consisted of $1.8 million of net proceeds received from private placement transactions and $4.0 million received from the exercise of warrants.

Net cash generated from financing activities of $5.0 million during the year ended December 31, 2018 consisted of net proceeds in the amount of $5.3 million received from private placement transactions that resulted in the issuance of 1.6 million shares of our common stock at an average purchase gross price of $3.495 per share, partially offset by the repayment of a $0.3 million deposit to an investor related to the private placement transaction from December 2017.

We continue to pursue our esophageal program, including advancing to operate as a clinical stage company, which we anticipate will increase our future expenditures. We do not expect our 2020 expenditures to be significantly higher than those in 2019 due to the timing of the removal of clinical hold status by the FDA on our CEI product candidate, in addition to the time it will take to select a clinical research organization, perform clinical readiness, site selection, and other clinical trial readiness.

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

This Report includes the certifications of our principal executive officer and principal financial officer required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our President, who is our acting principal executive officer, and our Vice President of Finance, who is our acting principal financial officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our principal executive officer and principal financial officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management, under the supervision of the principal executive officer and the principal financial officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

In connection with the preparation of this report, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

As an “emerging growth company” under the Jumpstart Our Business Startups Act, and as a smaller reporting company, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, RSM US LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2019.

(c) Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the principal executive officer and the principal financial officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2019. Based on that evaluation, management concluded that there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2020 Annual Meeting of Stockholders. Information concerning executive officers of our company is included in Part I of this Annual Report on Form 10-K as Item 1. Business - Information about our Executive Officers and incorporated herein by reference.

Item 11.	Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2020 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2020 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2020 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2020 Annual Meeting of Stockholders.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Biostage, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Biostage, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, uses cash flows in operations, and will require additional financing to continue to fund operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Boston, Massachusetts

March 27, 2020

BIOSTAGE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$913	$1,305
Restricted cash	50	50
Grant receivable	-	176
Prepaid expenses and other current assets	444	623
Total current assets	1,407	2,154
Property, plant and equipment, net	394	479
Right-of-use assets	191	-
Total non-current assets	585	479
Total assets	$1,992	$2,633

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$241	$160
Accrued and other current liabilities	438	404
Warrant liability	33	98
Current portion of operating lease liability	102	-
Total current liabilities	814	662
Operating lease liability, net of current portion	89	-
Total liabilities	$903	$662

Commitments and contingencies (Note 8)

Stockholders' equity:
Undesignated preferred stock, $0.01 par value; 984,000 shares authorized at December 31, 2019 and 2018, none issued and outstanding	-	-
Common stock, par value $0.01 per share, 60,000,000 and 120,000,000 shares authorized at December 31, 2019 and 2018, respectively; 8,155,555 and 5,669,645 issued and outstanding at December 31, 2019 and 2018, respectively	82	57
Additional paid-in capital	65,102	57,677
Accumulated deficit	(64,095)	(55,763)
Total stockholders' equity	1,089	1,971
Total liabilities and stockholders' equity	$1,992	$2,633

See accompanying notes to consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2019	2018
Revenues	$-	$-

Operating expenses:
Research and development	4,852	3,916
Selling, general and administrative	4,018	3,925
Total operating expenses	8,870	7,841

Operating loss	(8,870)	(7,841)

Other income (expense): Grant income	473	401
Change in fair value of warrant liability	65	(82)
Other expense	-	(7)
Total other income (expense), net	538	312

Net loss	$(8,332)	$(7,529)

Basic and diluted net loss per share	$(1.21)	$(1.69)
Weighted average common shares, basic and diluted	6,898	4,463

See accompanying notes to consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Number of Common Shares Outstanding	Common Stock	Number of Series D Convertible Preferred Shares	Series D Convertible Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2017	2,507	$25	3	$1,475	$50,157	$(48,234)	$3,423

Net loss	-	-	-	-	-	(7,529)	(7,529)
Share-based compensation	-	-	-	-	755	-	755
Issuance of common stock, net of offering costs	1,609	16	-	-	5,255	-	5,271
Conversion of Series D preferred to common stock	1,554	16	(3)	(1,475)	1,459	-	-
Issuance of warrants to purchase common stock in connection with issuance of Series D preferred and common stock above	-	-	-	-	51	-	51
Balance at December 31, 2018	5,670	$57	-	$-	$57,677	$(55,763)	$1,971

Net loss	-	-	-	-	-	(8,332)	(8,332)
Share-based compensation	-	-	-	-	1,654	-	1,654
Issuance of common stock and warrants to purchase common stock	492	5	-	-	1,802	-	1,807
Issuance of common stock from exercise of warrants	1,994	20	-	-	3,969	-	3,989

Balance at December 31, 2019	8,156	$82	-	$-	$65,102	$(64,095)	$1,089

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,332)	$(7,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,654	755
Depreciation	214	261
Amortization of right-of-use assets	97	-
Change in fair value of warrant liability	(65)	82
Loss on disposal of property, plant and equipment	-	7
Changes in operating assets and liabilities:
Grant receivable	176	(176)
Prepaid expenses and other current assets	179	(297)
Accounts payable	81	(763)
Accrued and other current liabilities	34	22
Lease liabilities	(97)	-
Net cash used in operating activities	(6,059)	(7,638)

CASH FLOWS FROM IN INVESTING ACTIVITIES
Purchases of property, plant and equipment	(129)	(131)
Cash received from sale of property, plant and equipment	-	64
Net cash used in investing activities	(129)	(67)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party advance	-	(300)
Proceeds from issuance of common stock and warrants, net of offering costs	1,807	5,322
Proceeds from exercise of warrants	3,989	-
Net cash provided by financing activities	5,796	5,022
Net decrease in cash and restricted cash	(392)	(2,683)
Cash and restricted cash at the beginning of the year	1,355	4,038
Cash and restricted cash at the end of the year	$963	$1,355

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series D preferred stock into common stock	$-	$1,475

See accompanying notes to consolidated financial statements.

BIOSTAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

1. Organization

Overview

Biostage, Inc. (Biostage or the Company) is a biotechnology company developing bioengineered organ implants based on the Company’s novel Cellframe TM and Cellspan TM technology. The Company’s technology is comprised of a biocompatible scaffold that is seeded with the recipient’s own cells. The Company believes that this technology may prove to be effective for treating patients across a number of life-threatening medical indications who currently have unmet medical needs. The Company is currently developing its technology to treat life-threatening conditions of the esophagus, bronchus or trachea with the objective of dramatically improving the treatment paradigm for those patients. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and acquiring operating assets.

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

Going Concern

The Company has incurred substantial operating losses since its inception, and as of December 31, 2019 had an accumulated deficit of approximately $64.1 million and will require additional financing to fund future operations. The Company expects that its operating cash on-hand at December 31, 2019 of approximately $0.9 million, along with net proceeds of approximately $1.0 million during the first quarter of 2020 from the issuance of 151,027 shares of our common stock at a purchase price of $3.70 per share and warrants to purchase 151,027 shares of common stock at an exercise price of $3.70 per share, and the issuance of 214,000 shares of our common stock from the exercise of 214,000 previously issued warrants at $2.00 per share, will enable it to fund its operating expenses and capital expenditure requirements into the second quarter of 2020. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Biostage, and its two wholly-owned subsidiaries, Harvard Apparatus Regenerative Technology GmbH (Germany) and Biostage Limited (UK), which are currently dormant and do not have any net assets at December 31, 2019. The functional currency for these subsidiaries is the U.S dollar. All intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash

Restricted cash consists of $50,000 held as collateral for the Company’s credit card program as of December 31, 2019 and December 31, 2018.

Property, Plant and Equipment

Property, plant and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements	Shorter of expected useful life or lease term
Furniture, machinery and equipment, computer equipment and software	3-7 years

Maintenance and repairs are charged to expense as incurred, while any additions or improvements are capitalized.

Impairment of Long-Lived Assets

Assessments of long-lived assets and the remaining useful lives of such long-lived assets are reviewed for impairment whenever a triggering event occurs or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset, or group of assets, are considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset, or group of assets, are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets, based on the present value of the expected future cash flows associated with the use of the asset. Through December 31, 2019, no such impairment charge has been recorded.

Research and Development

Research and development costs are expensed as incurred.

Share-based Compensation

The Company measures all stock options and restricted stock awards granted to employees, directors and non-employees based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock options and restricted stock awards with only service-based vesting conditions on a straight-line basis over the requisite service period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award). Expense on share-based awards for which vesting is performance or milestone based is recognized on a straight-line basis from the date when it is determined that the achievement of the milestone is probable to the vesting/milestone achievement date.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets and liabilities are recorded net as long-term on the consolidated balance sheets.

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

Warrant Liability

The Company classifies warrants to purchase shares of its common stock as a liability on its consolidated balance sheets when the warrant is a free-standing financial instrument that may require the Company to transfer cash consideration upon exercise and that cash transfer event would be out of the Company’s control. Such a “liability warrant” is initially recorded at fair value on date of grant using the Black-Scholes model and net of issuance costs, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense), net in the consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

For warrants that do not meet the criteria of a liability warrant and are classified on the Company’s consolidated balance sheets as equity instruments, the Company uses the Black-Scholes model to measure the value of the warrants at issuance and then applies the relative fair-value of the equity transaction between common stock, preferred stock and warrants. Common stock, and equity-classified warrants each are considered permanent equity.

Concentration of Credit Risk

Financial investments that potentially subject the Company to credit risk consists of cash. Deposits at banks may exceed the insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

SBIR Award

On March 28, 2018, the Company was awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development (NICHD) to support testing of pediatric Cellspan™ Esophageal Implants (CEIs). The award for Phase I, which was earned over the nine months ended September 30, 2018, provided for the reimbursement for up to $225,000 of qualified research and development costs.

On October 26, 2018, the Company was awarded Phase II of the SBIR grant for $1.1 million to support development, testing, and translation to the clinic through September 2019. The Phase II grant includes an additional $0.5 million for future period support through September 2020, subject to availability of funding and satisfactory progress on the project. In December 2019, the Company submitted a modified Phase II grant development plan which has not yet been approved by the NICHD. The SBIR grant has the potential to provide a total award of approximately $1.8 million, of which $0.9 million has been expended through December 31, 2019.

Grant income is recognized based on timing of when qualified research and development costs are incurred and recorded and classified as grant income in other income (expense), net in the consolidated statements of operations. The Company recognized $473,000 from Phase II during 2019 and $225,000 from Phase I and $176,000 from Phase II in 2018.

Recently Adopted Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (ASU 2017-11). This guidance is intended to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be considered “not indexed to an entity’s own stock” and therefore accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. Down round features are most often found in warrants and conversion options embedded in debt or preferred equity instruments. In addition, the guidance re-characterized the indefinite deferral of certain provisions on distinguishing liabilities from equity to a scope exception with no accounting effect. This guidance became effective January 1, 2019 and had an immaterial impact on the Company’s consolidated financial statements.

In February 2016, the FASB, issued ASU 2016-02 Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The This new lease standard does not substantially change lessor accounting. The Company adopted the new leasing standard on January 1, 2019, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019. The Company elected to apply the package of practical expedients which allows entities not to reassess whether contracts are or contain leases, lease classification, and whether initial direct costs qualify for capitalization. Additionally, the Company elected not to separate lease and non-lease components. On adoption of the new leasing standard, the Company recognized a related right to use asset and a lease liability of approximately $0.2 million on its consolidated balance sheet. The impact of adoption of the new leasing standard had an immaterial increase to the reported assets and liabilities on the Company’s consolidated balance sheet, and had an immaterial impact to its consolidated statements of operations and cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2018-18 (ASU 2018-18), Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard makes targeted improvements for collaborative arrangements as follows:

•	Clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standards Codification 606 (ASC 606), Revenue from Contracts with Customers (ASC 606), when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation and disclosure requirements;

•	Adds unit-of-account guidance to ASC 808, Collaborative Arrangements, to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606; and

•	Precludes a company from presenting transactions with collaborative arrangement participants that are not directly related to sales to third parties with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer.

This standard is effective for the Company on January 1, 2020. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position, results of operations and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard is effective for the Company on January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company’s disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-12). The FASB subsequently issued amendments to ASU 2016-13, which has an effective date for year ends beginning after December 15, 2019, and ASU 2016-12, which has an effective date for year ends beginning after December 15, 2020. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The adoption of these standards is not expected to have a material impact on the Company’s consolidated financial position, results of operations and related disclosures.

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

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	Fair Value Measurement as of December 31, 2019
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$50	$-	$-	$50
Total	$50	$-	$-	$50

Liabilities:
Warrant liability	$-	$-	$33	$33
Total	$-	$-	$33	$33

	Fair Value Measurement as of December 31, 2018
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$50	$-	$-	$50
Total	$50	$-	$-	$50

Liabilities:
Warrant liability	$-	$-	$98	$98
Total	$-	$-	$98	$98

There were no transfers between Level 1, Level 2 and Level 3 in either of the years ended December 31, 2019 and December 31, 2018.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2019	2018
	(in thousands)
Insurance	$284	$347
Sponsored research	123	149
Annual contracts	22	37
Other current assets	15	90
Total prepaid expenses and other current assets	$444	$623

5. Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following:

	December 31,
	2019	2018
	(in thousands)
Leasehold improvements	$584	$584
Furniture, machinery and equipment	1,546	1,417
Computer equipment and software	477	477
Total property, plant and equipment	2,607	2,478
Less: accumulated depreciation	(2,213)	(1,999)
Property, plant and equipment, net	$394	$479

Depreciation expense amounted to $214,000 and $261,000 for the years ended December 31, 2019 and 2018, respectively.

6. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	December 31,
	2019	2018
	(in thousands)
Payroll	$177	$113
Audit expenses	118	110
Advisory costs	65	79
Legal fees	62	40
Other current liabilities	16	62
Total accrued and other current liabilities	$438	$404

7. Warrant Liability

On May 19, 2016 and February 10, 2017, the Company closed a sale of shares of the Company’s common stock, the issuance of warrants to purchase shares of common stock, and the issuance of warrants to the placement agent for each transaction. Due to a cash put provision within the warrant agreement, which could be enacted in certain change in control events, a liability associated with those warrants was initially recorded at fair value in the Company’s consolidated balance sheets upon issuance, and subsequently re-measured each fiscal quarter. The changes in the fair value between issuance and the end of each reporting period is recorded as a component of other income (expense), net in the consolidated statements of operations.

During 2017, warrant holders of 952,184 warrants agreed to a modification of the terms of their warrants which resulted in placing all situations that would allow the warrant holder to put the warrant for cash fully in control of the Company. As a result of the modification, the modified warrants are no longer liability classified and do not need to be re-measured. These modifications resulted in a $3.7 million value of those warrants being reclassified from Warrant Liabilities to Additional Paid in Capital. The remaining un-modified 92,212 warrants continue to be re-measured at each reporting period as long as they are outstanding and un-modified.

The Company has re-measured the liability to estimated fair value at inception, prior to modification and at each reporting date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Assumptions for Estimating Fair Value on Reporting Dates of:
	December 31, 2019		December 31, 2018
Risk-free interest rate	1.58%		2.46%
Expected volatility	90.53%		121.9%
Expected term (in years)	2.1	years	3.1	years
Expected dividend yield	-		-
Exercise Price	$8.00		$8.00
Market value of common stock	$2.01		$2.06
Warrants to purchase shares of common stock	92,212		92,212

The following table presents a reconciliation of the Company’s warrant liabilities for the years ended December 31, 2019 and 2018:

Warrant Liability
(in thousands)
Balance at December 31, 2017	$16
Change in fair value upon re-measurement	82
Balance at December 31, 2018	98
Change in fair value upon re-measurement	(65)
Balance at December 31, 2019	$33

8. Commitments and Contingencies

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

Other

On April 14, 2017, representatives for the estate of a deceased individual filed a civil lawsuit in the Suffolk Superior Court, in Boston, Massachusetts, against the Company and Harvard Bioscience, Inc., the Company’s former parent company. The complaint alleges that the decedent’s injury and death were caused by two tracheal implants that incorporated synthetic trachea scaffolds and a biologic component combined by the implanting surgeon with a bioreactor, and surgically implanted in the decedent in two surgeries performed in 2012 and 2013. The civil complaint seeks a non-specific sum of money to compensate the plaintiffs. This civil lawsuit relates to the Company’s first-generation trachea scaffold technology for which the Company discontinued development in 2014, and not to the Company’s current Cellframe technology nor to its lead development product candidate, the CEI. The Company intends to vigorously defend this case. While the Company believes that such claim lacks merit, the Company is unable to predict the ultimate outcome of such litigation. In accordance with the Separation and Distribution agreement between Harvard Bioscience and the Company relating to the spin-off of the Company in 2013, the Company would be required to indemnify Harvard Bioscience against losses that Harvard Bioscience may suffer as a result of this litigation. The Company has been informed by its insurance provider that the case has been accepted as an insurable claim under the Company’s product liability insurance policy. The Company has not accrued for a potential liability as it is not considered probable at this time.

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the above matter, there are no such matters pending that the Company expects to be material in relation to its business, financial condition, and results of operations or cash flows.

9. Leases

The Company leases laboratory and office space and certain equipment with remaining terms ranging from 1 year to 5 years.

The laboratory and office arrangement is under a sublease that was renewed in December of 2019 and currently extends through May 31, 2021. This lease automatically renews annually for a one-year period unless the Company or Harvard Bioscience provides a notice of termination within one hundred and eighty days prior to May 31 of each year. Total rent expense was $102,000 for each of the years ended December 31, 2019 and 2018.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets:

(In thousands)	Balance Sheet Classification	At December 31, 2019
Assets:
Operating lease assets	Right-of-use asset	$191
Liabilities:
Current operating lease liabilities	Current portion of operating lease liabilities	$102
Non-current operating lease liabilities	Operating lease liabilities, net of current portion	89
Total operating lease liabilities		$191

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations:

(In thousands)	Statement of Operations Classification	For the Year Ended December 31, 2019
Operating lease expense	Research and development	$73
	Selling, general and administrative	41
		$114

The minimum lease payments for the next five years and thereafter are expected to be as follows:

(In thousands)	At December 31, 2019
2020	$121
2021	62
2022	19
2023	12
2024	8
Total lease payments	$222
Less: imputed interest	31
Present value of operating lease liabilities	$191

Cash paid included in the computation of the right of use asset and lease liability during the year ended December 31, 2019 amounted to approximately $114,000.

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

As Of December 31, 2019
Weighted average remaining lease term (in years)	2.37
Weighted average discount rate	13.13%

Future minimum lease payments under the Company’s operating leases as of December 31, 2018 amounted to $102,000 in 2019 and $42,000 in 2020 as disclosed in the notes the 2018 financial statements.

10. Income Taxes

The Company’s net loss was generated entirely in the U.S. in 2019 and 2018. Income taxes for the years ended December 31, 2019 and 2018 differed from the amount computed by applying the U.S. federal income tax rate of 21% for both 2019 and 2018 to pre-tax loss as a result of the following:

	Years ended December 31,
	2019	2018
	(in thousands)
Computed “expected” income tax benefit	$(1,750)	$(1,581)
State income tax benefit, net of federal income tax benefit	(527)	(476)
Permanent items, primarily change in fair value of warrants and non-deductible share-based compensation	76	24
Tax credits	(280)	(224)
Share-based compensation	-	1,531
Adjustment of prior year income tax	(192)	55
Change in valuation allowance	2,673	671
Total income taxes	$-	$-

The components of the Company’s deferred tax asset are as follows:

	Years ended December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Operating loss and credit carryforwards	$13,734	$11,184
Capitalized research and development	2,276	2,680
Stock-based compensation	1,054	696
Lease liabilities	52	-
Excess book over tax depreciation	103	-
Accrued expenses	12	-
Total deferred tax assets	17,231	14,560
Less: valuation allowance	(17,179)	(14,506)
Deferred tax assets	52	54

Deferred tax liability:
Right of use asset	(52)	-
Other	-	(54)
Total deferred tax liability	(52)	(54)
	$-	$-

The Company has recorded a valuation allowance against its deferred tax assets for the years ended December 31, 2019 and 2018, because the Company’s management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased by $2.7 million and $0.4 million for the years ended December 31, 2019 and 2018 primarily as a result of operating losses generated with no corresponding financial statement benefit.

As of December 31, 2019, the Company had federal net operating loss carryforwards (NOLs) of approximately $42.7 million to offset future federal taxable income and state NOLs of approximately $42.1 million to offset future state taxable income. The federal and state NOLs generated for annual periods prior to January 1, 2017 begin to expire in 2033. The Company’s federal NOL generated for the year ended December 31, 2019, which amounted to $16.2 million, can be carried forward indefinitely. As of December 31, 2019, the Company also has federal and state tax research and development credit carryforwards of approximately $1.4 million and $0.9 million, respectively, to offset future income taxes. The federal and state research and development tax credit carryforwards begin to expire in 2033 and 2029, respectively.

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

For all years through December 31, 2019, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

The Company has determined that any uncertain tax positions would have no material impact on the consolidated financial statements of the Company and there are no unrecognized tax benefits or related interest and penalties accrued for the period for the years ended December 31, 2019 and 2018.

The Company is subject to U.S. federal income tax and Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for all periods from inception through December 31, 2018; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

11. Employee Benefit Plan

The Company sponsors a retirement plan for its U.S. employees, which includes an employee savings plan established under Section 401(k) of the U.S. Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers substantially all full-time employees who meet certain eligibility requirements. Contributions to the retirement plan are at the discretion of management. The Company’s matching contributions to the plan were approximately $109,000 and $95,000 for the years ended December 31, 2019 and 2018, respectively.

12. Preferred Stock

There are no shares of any class of preferred stock outstanding as of December 31, 2019 or December 31, 2018. Authorized shares for each preferred stock class is as follows:

Authorized

Undesignated Preferred Stock	984,000
Series B Convertible Preferred Stock (1)	1,000,000
Series C Convertible Preferred Stock (2)	4,000
Series D Convertible Preferred Stock (3)	12,000

(1)	The Company issued 695,857 shares of its Series B convertible preferred stock in February 2015, which were subsequently converted into common stock during the year ended December 31, 2015.
(2)	The Company designated the Series C convertible preferred stock in August 2017, but did not issue any Series C convertible preferred shares.
(3)	On May 29, 2018, the holders of Series D preferred stock exercised their right to convert all of the 3,108 outstanding shares of Series D preferred stock into 1.554 million shares of common stock as provided for under the Series D preferred stock agreement.

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

13. Common Stock

During 2019, the Company decreased the number of authorized shares of common stock from 120 million to 60 million. As of December 31, 2019, there were approximately 51.8 million shares of common stock available for issuance.

The following represent the Company’s common stock transactions during December 31, 2019 and 2018:

2019 Capital Transactions

On June 12, 2019, the Company issued a total of 345,174 shares of our common stock and warrants to purchase 345,174 shares of common stock to a group of investors at an exercise price of $3.70 per share, in exchange for aggregate gross and net proceeds of approximately $1.3 million, of which $0.7 million and $0.6 million was allocated to the common stock and warrants, respectively.

On December 31, 2019, the Company issued a total of 143,230 shares of our common stock at a purchase price of $3.70 per share and warrants to purchase 143,230 shares of common stock at an exercise price of $3.70 per share to a group of investors for aggregate gross and net proceeds in the amount of $0.5 million, of which $0.4 million and $0.1 million was allocated to the common stock and warrants, respectively.

During the year ended December 31, 2019, the Company issued 1,994,000 shares of our common stock to a group of investors in connection with the exercise of 1,994,000 previously issued warrants at $2.00 per share for aggregate gross and net proceeds of approximately $4.0 million.

During the year ended December 31, 2019, the Company issued a total of 3,506 shares of our common stock to employees due to the vesting of restricted stock units.

In January and March 2020, the Company collectively issued a total of 151,027 shares of our common stock at a purchase price of $3.70 per share and warrants to purchase 151,027 shares of common stock at an exercise price of $3.70 per share to a group of investors for aggregate gross and net proceeds of approximately $0.6 million.

In January and March 2020, the Company collectively issued 214,000 shares of our common stock to a group of investors in connection with the exercise of 214,000 previously issued warrants at $2.00 per share for aggregate gross and net proceeds of approximately $0.4 million.

Warrant to purchase common stock activity for the year ended December 31, 2019 was as follows:

	Amount	Weighted-average exercise price

Outstanding at December 31, 2018	4,178,647	$3.96
Issued	488,404	3.70
Exercised	(1,994,000)	2.00
Outstanding at December 31, 2019	1,772,761	$3.53

2018 Private Placements

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

Employee Stock Purchase Plan

In 2013, the Company approved the 2013 Employee Stock Purchase Plan (the ESPP Plan). Under the ESPP Plan, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 7,500 shares of common stock are authorized for issuance of which 4,534 shares were issued as of December 31, 2017. There are 2,966 shares available for issuance as of December 31, 2019 and December 31, 2018. There was no ESPP Plan activity in 2019 or 2018.

14. Share-based Compensation

Biostage 2013 Equity Incentive Plan

The Company maintains the 2013 Equity Incentive Plan (the Plan) for the benefit of certain officers, employees, non-employee directors, and other key persons (including consultants and advisory board members). All options and awards granted under the Plan consist of the Company’s shares of common stock. The Company’s policy is to issue stock available from its registered but unissued stock pool through its transfer agent to satisfy stock option exercises and vesting of the restricted stock units. The vesting period for awards is generally four years and the contractual life is ten years. Canceled and forfeited options and awards are available to be reissued under the Plan. In May 2018, the Company’s Board of Directors approved an increase of 1,600,000 shares from 498,000 shares of its common stock authorized to be issued under the Plan to 2,098,000 shares.

The Company also issued equity awards under the Plan at the time of the Distribution to all holders of Harvard Bioscience equity awards as part of an adjustment (the Adjustment) to prevent a loss of value due to the Distribution. Compensation expense recognized under the Plan relates to service provided by employees, board members and a non-employee of the Company. There was no required compensation associated with the Adjustment awards to employees who remained at Harvard Bioscience, and as of December 31, 2019 there was no unrecognized compensation costs since all the Adjustment Awards were fully vested. During 2019 and 2018, no options or restricted stock units were granted to Harvard Bioscience employees or directors, and the Company does not anticipate issuing any to Harvard Bioscience employees in the future.

Stock option activity under the Plan for the year ended December 31, 2019 was as follows:

	Amount	Weighted-average exercise price	Weighted-average contractual life
Outstanding at December 31, 2018	1,577,983	$6.58	9.16
Granted	373,058	2.59
Canceled	(178,280)	3.59
Outstanding at December 31, 2019	1,772,761	$6.04	7.94
Options exercisable	814,097	$9.72	7.75
Options vested and expected to vest	1,639,967	$6.27

The Company’s outstanding stock options include 475,650 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. In September 2019, the Company deemed the achievement of one of the performance-based milestones totaling 95,131 shares probable for accounting purposes, are now exercisable, and has recognized approximately $270,000 expense associated with this milestone during the year ended December 31, 2019. Total unrecognized compensation expense for the remaining 380,519 performance-based awards is approximately $1.1 million. No expense has been recognized for these awards as of December 31, 2019 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes.

Aggregate intrinsic value for outstanding options and exercisable options for the year ended December 31, 2019 was $0 based on the Company’s closing stock price of $2.01 per share as of December 31, 2019. As of December 31, 2019, unrecognized compensation cost related to unvested non-performance based awards amounted to $1.0 million, which will be recognized over a weighted average period of 1.1 years.

The Company uses the Black- Scholes model to value its stock options. The weighted average assumptions for valuing those options granted were as follows:

	Year Ended December 31,
	2019	2018
Risk-free interest rate	1.74%	2.70%
Expected volatility	115.4%	95.5%
Expected term (in years)	5.3 years	5.9 years
Expected dividend yield	n/a	n/a

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

In June 2019, the Company modified certain options to purchase common stock and issued a 35,000 fully vested stock option grant as part of the termination arrangement for the Company’s former chief financial officer, resulting in recording $92,000 and $62,000, respectively, of share-based compensation.

The Company also estimated the fair value of non-employee share options using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee and director options in each of the reporting periods, other than the expected life, which is assumed to be the remaining contractual life of the options.

The weighted average estimated fair value of stock options granted using the Black-Scholes model was $2.12 per share during 2019 and $2.38 per share during 2018.

The Company also has issued restricted stock units under the Plan. Unvested shares of restricted common stock may not be sold or transferred by the holder. The following table summarizes the Company’s unvested restricted stock unit activity under the Plan for the year ended December 31, 2019:

Amount
Unvested at December 31, 2018	7,735
Canceled	(3,506)
Vested	(929)
Unvested at December 31, 2019	3,300

The grant date fair value for all restricted stock units activity during the year ended December 31, 2019 was $7.68 per share. The fair value of restricted shares of common stock vested during the year ended December 31, 2019 amounted to approximately $7,000 in the aggregate.

Share-based compensation expense related to the Plan for the years ended December 31, 2019 and 2018 was allocated as follows:

	Years Ended December 31,
	2019	2018
	(in thousands)
Research and development	$523	$245
Selling, general and administrative	1,131	510
Total stock-based compensation	$1,654	$755

15. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Years Ended December 31,
	2019	2018
	(in thousands, except per share data)
Net loss	$(8,332)	$(7,529)
Weighted average shares outstanding	6,898	4,463
Net loss per share – basic and diluted	$(1.21)	$(1.69)

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

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2019 and 2018 because including them would have had an anti-dilutive effect:

	Years Ended December 31,
	2019	2018
Unvested restricted common stock units	3,300	7,735
Warrants to purchase common stock	2,673,051	4,178,647
Options to purchase common stock	1,772,761	1,577,983
Total	4,449,112	5,764,365

16. Headcount Reduction

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

The Company and its former chief financial officer entered into a separation and release agreement effective June 14, 2019, that provided for 50% of his salary, or $154,500, be paid in equal monthly installments over the course of twelve months, allowed approximately 81,000 of previously issued stock options to remain exercisable up to two years after the effective date, and issued a new fully vested non-qualified stock option to purchase 35,000 shares of common stock of the Company with an expiration date three years from the effective date. This stock option modification and issuance to the Company’s former chief financial officer resulted in a $154,000 charge to share-based compensation expense as noted in Note 14.

Subsequent to year end, the Company and its former chief executive officer entered into a separation and release agreement effective February 7, 2020, that provided for 50% of his salary, or $187,500, be paid in equal monthly installments over the course of twelve months, allowed approximately 237,000 of previously issued stock options to remain exercisable up to eighteen months after the effective date, and issued a new fully vested non-qualified stock option to purchase 80,000 shares of common stock of the Company with an expiration date eighteen months from the effective date.

17. Related Party Transactions

Due to Related Party

In connection with the Company’s private placement transaction in December 2017, an investor placed a deposit in the amount of $0.3 million with the Company, which was subsequently repaid in January 2018.

18. Subsequent Events

Equity Transactions

Subsequent to year end, the Company issued a total of 151,027 shares of our common stock at a purchase price of $3.70 per share and warrants to purchase 151,027 shares of common stock at an exercise price of $3.70 per share to a group of investors for aggregate gross and net proceeds of approximately $0.6 million. The Company also issued 214,000 shares of our common stock to a group of investors in connection with the exercise of 214,000 previously issued warrants at $2.00 per share for aggregate gross and net proceeds of approximately $0.4 million. See Note 13.

Coronavirus Pandemic

On March 10, 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. There is significant uncertainty as to the likely effects of this disease which may, among other things, materially impact the Company’s planned clinical trials.  This pandemic or outbreak could result in difficulty securing clinical trial site locations, CROs, and/or trial monitors and other critical vendors and consultants supporting the trial. In addition, outbreaks or the perception of an outbreak near a clinical trial site location could impact the Company’s ability to enroll patients. These situations, or others associated with Covid-19, could cause delays in the Company’s clinical trial plans and could increase expected costs, all of which could have a material adverse effect on the Company’s business and its financial condition.  At the current time, we are unable to quantify the potential effects of this pandemic on our future financial statements.

The Company has performed an evaluation of subsequent events through the time of filing this Annual Report on Form 10-K with the SEC, and has determined that there are no such events to report other than those already disclosed.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biostage, Inc.
Date: March 27, 2020
	By:	/s/ Hong Yu
Hong Yu
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Hong Yu	President	March 27, 2020
Hong Yu	(principal executive officer)

/s/ Peter Chakoutis	Vice President of Finance	March 27, 2020
Peter Chakoutis	(principal financial officer and principal accounting officer)

/s/ Jason Jing Chen	Chairman	March 27, 2020
Jason Jing Chen

/s/ Ting Li	Director	March 27, 2020
Ting Li

/s/ James Shmerling	Director	March 27, 2020
James Shmerling

/s/ Jeffrey Young	Director	March 27, 2020
Jeffrey Young

/s/ Wei Zhang	Director	March 27, 2020
Wei Zhang

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit
2.1§	Separation and Distribution Agreement between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 6, 2013, and incorporated by reference thereto).
3.1	Amended and Restated Certificate of Incorporation of Biostage, Inc. (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated March 30, 2016 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 31, 2016, and incorporated by reference thereto).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated May 26, 2016 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K, filed on March 17, 2017, and incorporated by reference thereto).
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Biostage, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock (previously filed as an exhibit to the Company’s Registration Statement on Form 8-A, filed October 31, 2013, and incorporated by reference thereto).
3.5	Certificate of Designation of Series B Convertible Preferred Stock of Biostage, Inc. classifying and designating the Series B Convertible Preferred Stock (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on February 12, 2015, and incorporated by reference thereto).
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated April 26, 2017 (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on April 27, 2017, and incorporated by reference thereto).
3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of Biostage, Inc. classifying and designating the Series C Convertible Preferred Stock (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on August 17, 2017, and incorporated by reference thereto).
3.8	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on August 17, 2017, and incorporated by reference thereto).
3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated December 22, 2017 (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on December 22, 2017, and incorporated by reference thereto).
3.10	Certificate of Designations, Preferences, Rights and Limitations of Series D Convertible Preferred Stock of Biostage, Inc. classifying and designating the Series D Convertible Preferred Stock (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on January 3, 2018, and incorporated by reference thereto).
3.11

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated May 24, 2019 (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on May 28, 2019, and incorporated by reference thereto).

3.12	Amended and Restated By-laws of the Biostage, Inc. (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 31, 2016, and incorporated by reference thereto).
4.1	Specimen Stock Certificate evidencing shares of common stock (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
4.2	Specimen Series B Convertible Preferred Stock Certificate (previously filed as an exhibit to the Company’s Annual Report on Form 10-K, filed on March 27, 2015, and incorporated by reference thereto).
4.3	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on May 16, 2016, and incorporated by reference thereto).
4.4	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company's Amendment No. 2 to Form S-1 Registration Statement, filed on February 7, 2017, and incorporated by reference thereto).
4.5

Form of Placement Agent Common Stock Purchase Warrant (previously filed as an exhibit to the Company's Amendment No. 2 to Form S-1 Registration Statement, filed on February 7, 2017, and incorporated by reference thereto).

4.6	Amendment No. 2 to Shareholder Rights Agreement, dated as of August 14, 2017 between Biostage, Inc. and Computershare Trust Company, N.A., as successor to Registrar and Transfer Company (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on August 17, 2017, and incorporated by reference thereto).
4.7	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on January 3, 2018, and incorporated by reference thereto).
4.8	Form of Amendment to Common Stock Purchase Warrant (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on December 18, 2019, and incorporated by reference thereto).
4.9*	Description of Securities.
10.1	Intellectual Property Matters Agreement between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 6, 2013, and incorporated by reference thereto).
10.2	Product Distribution Agreement between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 6, 2013, and incorporated by reference thereto).
10.3	Tax Sharing Agreement between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 6, 2013, and incorporated by reference thereto).
10.4	Sublease by and between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 6, 2013, and incorporated by reference thereto).
10.5	Form of Indemnification Agreement for Officers and Directors (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).

10.6#	2013 Equity Incentive Plan, as amended (previously filed as an exhibit to the Company’s Annual Report on Form 10-K, filed on March 29, 2019, and incorporated by reference thereto).
10.7	Employee Stock Purchase Plan (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.8#	Form of Incentive Stock Option Agreement (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.9#	Form of Non-Qualified Stock Option Agreement for executive officers (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.10#	Form of Non-Qualified Stock Option Agreement for directors (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.11#	Form of Deferred Stock Award Agreement (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.12†	Sublicense Agreement dated as of December 7, 2012 between Biostage, Inc. and Harvard Bioscience, Inc., and related Trademark License Agreement, dated December 19, 2002, by and between Harvard Bioscience, Inc. and President and Fellows of Harvard College (previously filed as an exhibit to the Company’s Amendment No. 2 to Form S-1 Registration Statement, filed on February 15, 2013, and incorporated by reference thereto).
10.13	Patent Rights Assignment dated December 21, 2012 between Biostage, Inc. and Dr. Paolo Macchiarini (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.14	Novel Surgery Agreement dated as of May 21, 2012 between Biostage, Inc. and State Budget Institution of Public Health Department Regional Clinical Hospital #1 and Vladimir Alekseevich Porhanov (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.15	Novel Surgery Agreement dated as of May 24, 2012 between Biostage, Inc. and OSF Healthcare System, owner and operator of Saint Francis Medical Center and Children’s Hospital of Illinois, and Mark Holterman, M.D. (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.16	Amendment to Novel Surgery Agreement dated as of April 5, 2013 between Biostage, Inc. and OSF Healthcare System, owner and operator of Saint Francis Medical Center and Children’s Hospital of Illinois, and Mark Holterman, M.D. (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.17	Amendment to Novel Surgery Agreement dated as of June 26, 2013 between Biostage, Inc. and State Budget Institution of Public Health Department Regional Clinical Hospital #1 and Igor S. Polyakov (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.18	Form of Securities Purchase Agreement (previously filed as an exhibit to the Company's Amendment No. 2 to Form S-1 Registration Statement, filed on February 7, 2017, and incorporated by reference thereto).
10.19	Memorandum of Understanding, dated as of December 11, 2017, between Biostage, Inc. and Bin Zhao (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on December 14, 2017, and incorporated by reference thereto).
10.20	Securities Purchase Agreement, dated December 27, 2017, between Biostage, Inc. and the purchasers named therein (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on January 3, 2018, and incorporated by reference thereto).
10.21#	Offer Letter, dated June 4, 2018, between Biostage, Inc. and William Fodor, PhD (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on June 10, 2018, and incorporated by reference thereto).
10.22	Securities Purchase Agreement, dated June 12, 2019, between Biostage, Inc. and Junli He (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on June 17, 2019, and incorporated by reference thereto).
10.24#	Separation and Release Agreement, dated June 14, 2019, between Biostage, Inc. and Thomas McNaughton (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on June 17, 2019, and incorporated by reference thereto).
21.1*	Subsidiaries of Biostage, Inc.
23.1*	Consent of RSM US LLP.
31.1*	Certification of President of Biostage., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Vice President of Finance of Biostage, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of President of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Vice President of Finance of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement.

§	The schedules and exhibits to the Separation and Distribution Agreement have been omitted. A copy of any omitted schedule or exhibit will be furnished to the SEC supplementally upon request. The Company will furnish to stockholders a copy of any exhibit without charge upon written request.

†	Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

