Form 10-Q
period 2020-03-31
Biostage, Inc.
filed 2020-05-14
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, there were 8,680,928 shares of common stock, par value $0.01 per share, outstanding.

Biostage Inc.

Form 10-Q

For the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

BIOSTAGE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash	$806	$913
Restricted cash	50	50
Prepaid expenses and other current assets	346	444
Total current assets	1,202	1,407
Property, plant and equipment, net	346	394
Right-of-use assets	166	191
Total non-current assets	512	585
Total assets	$1,714	$1,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$227	$241
Accrued and other current liabilities	544	438
Warrant liability	133	33
Current portion of operating lease liability	105	102
Total current liabilities	1,009	814
Operating lease liability, net of current portion	61	89
Total liabilities	$1,070	$903

Commitments and contingencies (Note 6)

Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; 984,000 shares authorized and none issued and outstanding at March 31, 2020 and December 31, 2019	$-	$-
Common stock, par value $0.01 per share, 60,000,000 shares authorized at March 31, 2020 and December 31, 2019; 8,532,532 and 8,155,555 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	85	82
Additional paid-in capital	66,650	65,102
Accumulated deficit	(66,091)	(64,095)
Total stockholders’ equity	644	1,089
Total liabilities and stockholders’ equity	$1,714	$1,992

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019

Revenues	$-	$-

Operating expenses:
Research and development	643	1,034
Selling, general and administrative	1,253	1,000
Total operating expenses	1,896	2,034

Operating loss	(1,896)	(2,034)

Other income (expense):
Grant income	-	114
Change in fair value of warrant liability	(100)	(7)
Total other income (expense), net	(100)	107

Net loss	$(1,996)	$(1,927)

Basic and diluted net loss per share	$(0.24)	$(0.32)
Weighted-average common shares, basic and diluted	8,287	6,003

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Three Month Ended March 31, 2020
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	8,156	$82	$65,102	$(64,095)	$1,089

Net loss	-	-	-	(1,996)	(1,996)
Share-based compensation	-	-	588	-	588
Issuance of fully vested common shares	12	-	(24)	-	(24)
Issuance of common stock and warrants to purchase common stock	151	1	558	-	559
Issuance of common stock from exercise of warrants	214	2	426	-	428
Balance at March 31, 2020	8,533	$85	$66,650	$(66,091)	$644

	Three Month Ended March 31, 2019
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	5,670	$57	$57,677	$(55,763)	$1,971
Net loss	-	-	-	(1,927)	(1,927)
Share-based compensation	-	-	293	-	293
Issuance of common stock from exercise of warrants	500	5	995	-	1,000
Balance at March 31, 2019	6,170	$62	$58,965	$(57,690)	$1,337

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,996)	$(1,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	588	293
Depreciation	48	61
Amortization of right-of-use assets	25	23
Change in fair value of warrant liability	100	7
Changes in operating assets and liabilities:
Grant receivable	-	62
Prepaid expenses and other current assets	98	124
Accounts payable	(14)	127
Accrued and other current liabilities	82	37
Lease liabilities	(25)	(23)
Net cash used in operating activities	(1,094)	(1,216)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	-	(24)
Net cash used in investing activities	-	(24)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	559	-
Proceeds from exercise of warrants	428	1,000
Net cash provided by financing activities	987	1,000
Net decrease in cash and restricted cash	(107)	(240)
Cash and restricted cash at beginning of period	963	1,355
Cash and restricted cash at end of period	$856	$1,115

Supplemental disclosure of non-cash investing and financing activities:
Equipment purchases included in accounts payable	$-	$24

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview and Basis of Presentation

Overview

Biostage, Inc. (Biostage or the Company) is a clinical-stage biotechnology company developing bioengineered organ implants based on the Company’s novel CellspanTM technology. The Company’s Cellspan technology is comprised of a biocompatible scaffold that is seeded with the recipient’s own stem cells. The Company believes that this technology may prove to be effective for treating patients across a number of life-threatening medical indications who currently have unmet medical needs. The Company is currently developing its Cellspan technology to treat life-threatening conditions of the esophagus, bronchus and trachea with the objective of dramatically improving the treatment paradigm for those patients. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and acquiring operating assets. The Company has one business segment and does not have significant costs or assets outside the United States.

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

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it a pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, expenses, clinical trial, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact that may impact the Company. Biostage’s employees have been working remotely since early March 2020, and the Company continues to conduct limited operations including administration functions and planning for our future Cellspan Esophageal Implant (CEI) clinical trial that was removed from clinical hold on March 19, 2020. While Biostage is currently planning the clinical trial, the Company expects that COVID-19 precautions may directly or indirectly impact the timeline of the clinical trial. The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

Basis of Presentation

The consolidated financial statements reflect the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (GAAP).

Use of Estimates

The preparation of our consolidated financial statements requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, expenses and related disclosures. On an ongoing basis we evaluate our estimates, judgments and methodologies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of expenses. Actual results may differ from these estimates.

Going Concern

The Company has incurred substantial operating losses since its inception, and as of March 31, 2020 has an accumulated deficit of approximately $66.1 million and will require additional financing to fund future operations. The Company expects that its operating cash on-hand at March 31, 2020 of $0.8 million, along with net proceeds received subsequent to the end of the quarter of approximately $0.5 million from the issuance of 141,553 shares of our common stock from the exercise of 141,553 previously issued warrants at $3.70 per share, and the Company being granted a $0.4 million loan on May 4, 2020 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (CARES Act), will enable it to fund its operating expenses and capital expenditure requirements into the third quarter of 2020. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds to fund its operations. In the event the Company does not raise additional capital from outside sources before the third quarter of 2020, it may be forced to curtail or cease its operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing pre-clinical and clinical testing of products, research and development, and regulatory efforts and collaborative arrangements necessary for the Company’s products that are currently under development. The Company is currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. The Company may also pursue debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. The Company may not be able to obtain additional financing on favorable terms, if at all.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of March 31, 2020, consolidated interim statements of operations and stockholders’ equity for the three months ended March 31, 2020 and 2019, and consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2020, its consolidated results of operations, consolidated statement of cash flows, and consolidated stockholders’ equity for the three month periods ended March 31, 2020 and 2019. The financial data and other information disclosed in these notes related to the three-month periods ended March 31, 2020 and 2019 are unaudited. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period.

2.	Summary of Significant Accounting Policies and Recently Issued Accounting Pronouncements

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K.

SBIR Award

On March 28, 2018, the Company was awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development (NICHD) of the National Institutes of Health (NIH) to support testing of pediatric Cellspan Esophageal Implants. The award for Phase I, which was earned over the nine months ended September 30, 2018, provided for the reimbursement for up to $0.2 million of qualified research and development costs.

On October 26, 2018, the Company was awarded Phase II of the SBIR grant for $1.1 million to support development, testing, and translation to the clinic through September 2019. The Phase II grant includes an additional $0.5 million for future period support through September 2020, subject to availability of funding and satisfactory progress on the project. In December 2019, the Company submitted a modified Phase II grant development plan which has not yet been approved by the NICHD. The SBIR grant has the potential to provide a total award of approximately $1.8 million. The Company has expended $0.9 million of the awarded $1.1 million SBIR grant as of December 31, 2019. The Company did not recognize grant income from Phase II of the SBIR grant for the three months ended March 31, 2020.

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

Restricted Cash

Restricted cash consists of $50,000 held as collateral for the Company’s credit card program as of March 31, 2020 and December 31, 2019. The Company’s statements of cash flows include restricted cash with cash when reconciling the beginning-of-period and end-of-period total amounts shown on such statements.

A reconciliation of the cash and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Cash	$806	$913
Restricted cash	50	50
Total cash and restricted cash as shown in the statements of cash flows	$856	$963

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirement for Fair Value Measurement. This ASU removes, modifies and adds certain disclosure requirements of ASC Topic 820. The Company has adopted this ASU effective January 1, 2020 as required and its adoption did not have a material impact on the Company’s consolidated financial statements for the reporting period.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.	Capital Stock

During the three months ended March 31, 2020, the Company issued a total of 151,027 shares of our common stock at a purchase price of $3.70 per share and warrants to purchase 151,027 shares of common stock at an exercise price of $3.70 per share to a group of investors for aggregate gross and net proceeds of approximately $0.6 million, of which $0.5 million and $0.1 million was allocated to the common stock and warrants, respectively. The Company classified these warrants on its consolidated balance sheets as equity as the warrants do not have any redemption features nor a right to put for cash that is outside the control of the Company, and valued using the Black-Scholes model based on the following weighted average assumptions:

Risk-free interest rate	0.88%
Expected volatility	106.7%
Expected term	2	months
Expected dividend yield	-
Exercise price	$3.70
Market value of common stock	$3.11

The Company also issued 214,000 shares of our common stock to a group of investors in connection with the exercise of 214,000 previously issued warrants at $2.00 per share for aggregate gross and net proceeds of approximately $0.4 million.

During the three months ended March 31, 2020, the Company issued a total of 11,950 shares of our common stock to employees due to the vesting of restricted stock units and issuance of a common stock award.

Warrant to purchase common stock activity for the three months ended March 31, 2020 was as follows:

	Amount	Weighted-average exercise price

Outstanding at December 31, 2019	2,673,051	$5.38
Issued	151,027	3.70
Exercised	(214,000)	2.00
Outstanding at March 31, 2020	2,610,078	$5.56

4.	Fair Value Measurements

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

The Company had no assets or liabilities classified as Level 2 as of March 31, 2020 and December 31, 2019. The Company’s restricted cash that serves as collateral for the Company’s credit card program is held in a demand money market account and is measured at fair value based on quoted prices, which are Level 1 inputs. The Company classifies warrants to purchase common stock that are accounted for as liabilities as Level 3 liabilities, as discussed below.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020:

	Fair Value Measurement as of March 31, 2020
	(In thousands)
Assets:	Level 1	Level 2		Level 3	Total
Restricted cash	$50		$-	$-	$50
Total	$50		$-	$-	$50

Liabilities:
Warrant liability	$-	$		$133	$133
Total	$-		$-	$133	$133

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

	Fair Value Measurement as of December 31, 2019
	(In thousands)
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash	$50	$-	$-	$50
Total	$50	$-	$-	$50

Liabilities:
Warrant liability	$-	$-	$33	$33
Total	$-	$-	$33	$33

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020:

Warrant Liability
(In thousands)
Balance at December 31, 2019	$33
Change in fair value upon re-measurement	100
Balance at March 31, 2020	$133

The Company has re-measured the warrant liability to estimated fair value at inception, prior to modification and at each reporting date using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31, 2020	December 31, 2019
Risk-free interest rate	0.23%	1.58%
Expected volatility	104.4%	90.53%
Expected term (in years)	1.9	2.1
Expected dividend yield	-	-
Exercise price	$8.00	$8.00
Market value of common stock	$4.00	$2.01
Warrants to purchase shares of common stock	92,212	92,212

5.	Share-Based Compensation

Biostage 2013 Equity Incentive Plan

The Company maintains the 2013 Equity Incentive Plan (the Plan) for the benefit of certain officers, employees, non-employee directors, and other key persons (including consultants and advisory board members). All options and awards granted under the Plan consist of the Company’s shares of common stock. The Company’s policy is to issue stock available from its registered but unissued stock pool through its transfer agent to satisfy stock option exercises and vesting of the restricted stock units. The vesting period for awards is generally four years and the contractual life is ten years. Canceled and forfeited options and awards are available to be reissued under the Plan. Total shares of common stock authorized to be issued under the Plan as of March 31, 2020 is 2,098,000 shares. There are 435,582 shares available for issuance as of March 31, 2020.

The Company also issued equity awards under the Plan at the time of the Distribution to all holders of Harvard Bioscience equity awards as part of an adjustment (the Adjustment) to prevent a loss of value due to the Distribution. Compensation expense recognized under the Plan relates to service provided by employees, board members and a non-employee of the Company. There was no required compensation associated with the Adjustment awards to employees who remained at Harvard Bioscience, and as of March 31, 2020 there was no unrecognized compensation costs since all the Adjustment Awards were fully vested. During 2020 and 2019, no options or restricted stock units were granted to Harvard Bioscience employees or directors, and the Company does not anticipate issuing any to Harvard Bioscience employees in the future.

The Company has granted options to purchase common stock and restricted stock units (RSUs) under the Plan. Stock option and restricted stock unit activity during the three months ended March 31, 2020 was as follows:

	Stock Options		Restricted Stock Units
	Amount	Weighted –average exercise price	Amount	Weighted –average grant date fair value
Outstanding at December 31, 2019	1,772,761	$6.04	3,300	$7.68
Granted	120,000	3.33	-	-
Vested (RSUs)	-	-	(3,300)	7.68
Canceled	(285,191)	2.69	-	-
Outstanding at March 31, 2020	1,607,570	$6.43	-	$-

The Company’s outstanding stock options include 338,663 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. In September 2019, the Company deemed the achievement of one of the performance-based milestones totaling 95,131 shares probable for accounting purposes, are now exercisable, and recognized approximately $0.3 million of expense associated with this milestone during the year ended December 31, 2019. Total unrecognized compensation expense for the remaining 243,532 performance-based awards is approximately $0.8 million. No expense has been recognized for these unvested awards as of March 31, 2020 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes.

Aggregate intrinsic value for outstanding options and exercisable options for the year ended March 31, 2020 was $1.8 million based on the Company’s closing stock price of $4.00 per share as of March 31, 2020. As of March 31, 2020, unrecognized compensation cost related to unvested nonperformance-based awards amounted to $0.7 million, which will be recognized over a weighted average period of 0.9 years.

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing options granted during the three months ended March 31, 2020 were as follows:

Risk-free interest rate	1.17%
Expected volatility	97.0%
Expected term	2.9	years
Expected dividend yield	n/a

In February 2020, as part of the termination arrangement with the Company’s former chief executive officer, the Company modified certain options to purchase 236,970 shares of common stock, issued an 80,000 fully vested stock option grant, and accelerated the vesting of 3,300 restricted stock units resulting in recording $153,000, $70,000, and $4,000, respectively, of share-based compensation.

In March 2020 the Company issued 35,000 common stock awards to an employee that will be earned upon the achievement of certain milestones. One of the milestones for 15,000 common shares was achieved on March 27, 2020, and the Company issued 9,795 fully vested share of common stock to the employee with 5,205 common shares withheld to cover taxes. During the three months ended March 31, 2020, the Company recognized a total of $74,800 and the remaining expense of $65,200 will be recognized upon the achievement of certain milestones over the requisite service period. The Company considers the achievement of the remaining milestones probable for accounting purposes.

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Research and development	$92	$72
General and administrative	496	221
Total share-based compensation	$588	$293

The Company estimates the fair value of non-employee share options using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee and director options in each of the reporting periods, other than the expected life, which is assumed to be the remaining contractual life of the options.

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

The Company leases laboratory and office space and certain equipment with remaining terms ranging approximately from 1 year to 4.5 years.

The laboratory and office space arrangement is under a sublease that was renewed in December of 2019 and currently extends through May 31, 2021. This lease automatically renews annually for a one-year period unless the Company or the counterparty provides a notice of termination within one hundred and eighty days prior to May 31 of each year.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets:

(In thousands)	Balance Sheet Classification	At March 31, 2020
Assets:
Operating lease assets	Right-of-use asset	$166
Liabilities:
Current operating lease liabilities	Current portion of operating lease liabilities	$105
Non-current operating lease liabilities	Operating lease liabilities, net of current portion	$61
Total operating lease liabilities		$166

The Company recorded lease expense in the following expense categories of its consolidated statements of operations:

		For the Three Months Ended March 31,
(In thousands)	Statement of Operations Classification	2020	2019
Operating lease expense	Research and development	$19	$18
	Selling, general and administrative	11	10
		$30	$28

The minimum lease payments for the next five years are expected to be as follows:

(In thousands)	As Of March 31, 2020
2020	$91
2021	62
2022	19
2023	12
2024	7
Total lease payments	$191
Less: imputed interest	25
Present value of operating lease liabilities	$166

Cash paid included in the computation of the right of use asset and lease liability during the three months ended March 31, 2020 and 2019 amounted to approximately $30,000 and $28,000, respectively.

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

As Of March 31, 2020
Weighted average remaining lease term (in years)	2.20
Weighted average discount rate	13.13%

8.	Net Loss Per Share

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2020 and 2019 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Warrants to purchase common stock	2,610,078	3,678,647
Options to purchase common stock	1,607,570	1,585,464
Unvested restricted common stock units	-	5,517
Common stock awards	20,000	-
Total	4,237,648	5,269,628

9.	Income Taxes

The Company did not provide for any income taxes in its statement of operations for the three months ended March 31, 2020 and 2019. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at March 31, 2020 and December 31, 2019, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of March 31, 2020 or December 31, 2019. As of March 31, 2020 and December 31, 2019, the Company had no accrued interest or tax penalties recorded related to income taxes. The Company is subject to U.S. federal income tax and Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for all periods from inception through December 31, 2018; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

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

For all periods through March 31, 2020, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Coronavirus Aid, Relief and Economic Security Act

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback federal and state net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 31, 2020, or to our net deferred tax assets as of March 31, 2020.

10.	Subsequent Events

Equity Transactions

Subsequent to end of the quarter, the Company issued 141,553 shares of our common stock to a group of investors in connection with the exercise of 141,553 previously issued warrants at $3.70 per share for aggregate gross and net proceeds of approximately $0.5 million. See Note 3.

Biostage 2013 Equity Incentive Plan

On April 22, 2020, the Company’s Board of Directors approved an amendment and restatement of our 2013 Equity Incentive Plan, which such amendment and restatement is subject to shareholder approval and included an increase of the number of shares authorized to be issued under the Plan by 3,000,000 shares to 5,098,000 shares.

Paycheck Protection Program Loan

On May 4, 2020, the Company was granted a loan (Loan) from the Bank of America in the aggregate amount of $404,221, pursuant to the Paycheck Protection Program (PPP), established as part of the CARES Act. The Loan is evidenced by a Promissory Note issued by the Company dated May 1, 2020, and will accrue interest at a fixed interest rate of 1% per annum from the funding date of May 4, 2020. Payments are deferred for the first six months following funding. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. Any unforgiven portion of the PPP loan, including principal and interest, will mature on May 4, 2022 and will be payable monthly commencing on November 4, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

The Company has performed an evaluation of subsequent events through the time of filing this Quarterly Report on Form 10-Q with the SEC, and has determined that there are no such events to report other than those disclosed above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations and our plans, objectives, expectations and intentions that are not historical facts and the potential impact of COVID-19 on our business and operations. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include our ability to access debt and equity markets and raise additional funds when needed; the success of our collaborations, clinical trials and pre-clinical development efforts and programs, which success may not be achieved on a timely basis or at all; our ability to obtain and maintain regulatory approval for our implant products, bioreactors, scaffolds and other devices we pursue, including for the esophagus or airway, which approvals may not be obtained on a timely basis or at all; the number of patients who can be treated with our products; the amount and timing of costs associated with our development of implant products, bioreactors, scaffolds and other devices; our failure to comply with regulations and any changes in regulations; unpredictable difficulties or delays in the development of new technology; our collaborators or other third parties we contract with, including with respect to conducting any clinical trial or pre-clinical development efforts, not devoting sufficient time and resources to successfully carry out their duties or meet expected deadlines; our ability to attract and retain qualified personnel and key employees and retain senior management; potential liability exposure with respect to our products; the availability and price of acceptable raw materials and components from third-party suppliers; difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives; increased competition in the field of regenerative medicine and bioengineering, and the financial resources of our competitors; our ability to obtain and maintain intellectual property protection for our device and product candidates; our inability to implement our growth strategy; the control our principal stockholders can exert based on holding a majority of voting power; plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2020 or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

Biostage, Inc. is referred to herein as “we,” “our,” “us,” and “the Company”.

Business Overview

We are a clinical-stage biotechnology company developing bioengineered organ implants based on our novel technology. The foundation of our CellframeTM technology is a proprietary biocompatible scaffold that is seeded with the recipient’s own mesenchymal stromal cells to form our CellspanTM implant. Our technology combines the clinically proven principles of tissue engineering, cell biology and materials science. This technology is being developed to treat life-threatening conditions of the esophagus, trachea and bronchus with the objective of dramatically improving the treatment paradigm for those patients.

We believe our technology will provide surgeons with new ways to address damage to the esophagus, bronchus, and trachea due to congenital abnormalities, diseases, infections and traumas. Products being developed based on our technology for those indications are called Cellspan products.

The Cellspan Esophageal Implant (CEI) product candidate is our lead development product candidate. We are pursuing two development programs that address conditions of the esophagus: esophageal atresia (EA) in pediatric patients and esophageal disease in adult patients. Our Cellspan esophageal product candidates are each intended to provide a surgical solution to stimulate regeneration of a segment of the esophagus missing due to a congenital abnormality or following surgical removal to establish or reestablish the organ’s continuity and integrity.

We believe that a pediatric CEI may provide pediatric surgeons with a better procedure to treat EA that would result in a connected esophagus with higher success rates, lower complications and lower overall costs to the healthcare system. Approximately one in 4,000 infants in the U.S. is born with esophageal atresia, a congenital condition where the child’s esophagus is underdeveloped and does not extend completely from the mouth to the stomach. When a long segment of the esophagus is lacking, the current standard of care is a series of surgical procedures where surgical sutures are applied to both ends of the esophagus in an attempt to stretch them together so they can be connected at a later date. This process can take weeks and the procedure can result in serious complications and may carry high rates of failure. Such approach also requires, in time, at least two separate surgical interventions. Other options include the use of the child’s stomach that would be pulled up, or a piece of the patient’s intestine that would be moved to the gap, to allow a connection to the mouth. We are working to develop a CEI product candidate to address newborns’ EA, which we expect to provide a simpler, more effective and potentially organ-sparing solution.

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

In October 2019, we filed an Investigational New Drug (IND) application with the U.S Food and Drug Administration (FDA) to treat patients with esophageal disease, absent of cancer, in adults that would require a short segment esophageal implant following clinically indicated short segment resection of the thoracic esophagus with our CEI product candidate. In November 2019, we received notice from the FDA placing our IND on clinical hold and providing a preliminary list of clinical hold and non-clinical hold questions. In December 2019, we received the formal letter with clinical hold and non-clinical hold questions and submitted our response to the clinical hold questions on February 18, 2020. On March 19, 2020, the FDA notified us that the IND for our CEI product candidate has been removed from clinical hold and that we can proceed with our study. This FDA approval enables us to start clinical planning, engaging with a clinical research organization and site readiness in advance of starting the clinical trial for our CEI product candidate. The COVID-19 pandemic could adversely impact our business, including planned clinical trials, as discussed below in this Item.

We believe that receiving regulatory approval to treat pediatric EA with our CEI may provide a shorter time to a commercial product and the greater overall potential value in the U.S. market. In addition to providing a novel solution for what we believe is a great medical need, approval of our pediatric EA product candidate may result in receipt of a priority review voucher, which if achieved, in our opinion, could potentially provide significant value and non-dilutive funding to Biostage in the future. We have continued to advance our CEI pediatric esophagus program and plan to file a protocol amendment with the FDA to update our CEI esophageal disease clinical program after the initial adult patients are treated in the esophageal disease trial, subject to FDA approval.

Our products are currently in development and have not yet received regulatory approval for sale anywhere in the world.

Business Overview Update regarding COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including in Europe and the U.S. As the COVID-19 coronavirus continues to spread around the globe, we could experience disruptions that could severely impact our business and clinical trials, including:

•	delays or difficulties in enrolling patients in clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as clinical trial sites and hospital staff supporting the conduct of clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

•	limitations in employee resources that would otherwise be focused on the conduct of clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people;

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

•	interruption in global manufacturing and shipping that may affect the transport of clinical trial materials and materials, including testing equipment and personal protective equipment, used at our facilities;

•	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak which may require us to change the ways in which clinical trials are conducted, which may result in unexpected costs;

•	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	delay in the timing of interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19.

Our employees have been working remotely since early March 2020, and we continue to conduct limited operations including administration functions and planning for our future CEI clinical trial that was removed from clinical hold on March 19, 2020. While we are currently planning our clinical trial, we expect that COVID-19 precautions may directly or indirectly impact the timeline for our clinical trial.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

Financial Condition and Need for Additional Funds

We expect to continue to incur operating losses and negative cash flows from operations for 2020 and in future years.

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of March 31, 2020 had an accumulated deficit of approximately $66.1 million, which will require us to seek additional financing to fund future operations. We expect that our operating cash on-hand at March 31, 2020 of $0.8 million, along with net proceeds received subsequent to the end of the quarter of approximately $0.5 million from the issuance of 141,553 shares of our common stock from the exercise of 141,553 previously issued warrants at $3.70 per share, and we were granted a $0.4 million loan on May 4, 2020 pursuant to the Paycheck Protection Program (PPP) under the Coronavirus Aid, Relief and Economic Security Act (CARES Act), will enable it to fund its operating expenses and capital expenditure requirements into the third quarter of 2020. As discussed in Note 1 to the consolidated financial statements, these conditions raise substantial doubt about our ability to continue as a going concern.

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

Capital Transactions

During 2019 we had the following capital transactions:

•	On January 31, 2019, we issued 500,000 shares of our common stock to an investor in connection with the exercise of 500,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share for total gross proceeds in the amount of $1.0 million.

•	On April 24, 2019 and May 3, 2019, we issued a total of 500,000 shares of our common stock to an investor in connection with the exercise of 500,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share for total gross proceeds in the amount of $1.0 million.

•	On June 12, 2019, we issued a total of 345,174 shares of our common stock and warrants to purchase 345,174 shares of common stock to a group of investors at an exercise price of $3.70 per share, in exchange for aggregate gross proceeds of approximately $1.3 million.

•	On August 30, 2019 and September 4, 2019, we issued a total of 595,000 shares of our common stock to a group of investors in connection with the exercise of 595,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share in exchange for total gross proceeds in the amount of approximately $1.2 million.

•	On September 30, 2019, we issued a total of 30,000 shares of our common stock to a group of investors in connection with the exercise of 30,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share in exchange for total gross proceeds in the amount of $60,000.

•	During the nine months ended September 30, 2019, we issued a total of 3,506 shares of our common stock to employees due to the vesting of restricted stock units.

•	On November 11, 2019, we issued a total of 75,000 shares of our common stock to Connecticut Children’s in connection with the exercise of a total of 75,000 warrants, which were previously issued on January 3, 2018, at $2.00 per share for total gross proceeds in the amount of $150,000.

During 2020 we had the following capital transactions:

•	During the three months ended March 31, 2020, we issued a total of 151,027 shares of our common stock at a purchase price of $3.70 per share and warrants to purchase 151,027 shares of common stock at an exercise price of $3.70 per share to a group of investors for aggregate gross and net proceeds of approximately $0.6 million.

•	During the three months ended March 31, 2020, we issued 214,000 shares of our common stock to a group of investors in connection with the exercise of 214,000 previously issued warrants at $2.00 per share for aggregate gross and net proceeds of approximately $0.4 million.

•	During the three months ended March 31, 2020, we issued a total of 11,950 shares of our common stock to former chief executive officer and an employee due to the vesting of restricted stock units and issuance of a common stock award, respectively.

•	Subsequent to quarter end, we issued a total of 141,553 shares of our common stock to a group of investors in connection with the exercise of 141,553 previously issued warrants at $3.70 per share for aggregate gross and net proceeds of approximately $0.5 million (See Note 10 in the Consolidated Financial Statements included in Part I “Financial Information”, Item 1 of this report for further discussion).

•	Subsequent to quarter end, we were granted a loan from the Bank of America in the aggregate amount of $404,221, pursuant to the Paycheck Protection Program (PPP), established as part of the CARES Act (See Note 10 in the Consolidated Financial Statements included in Part I “Financial Information”, Item 1 of this report for further discussion).

Small Business Innovation Research Grant

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

On October 26, 2018, the Company was awarded Phase II of the SBIR grant for $1.1 million to support development, testing, and translation to the clinic through September 2019. The Phase II grant includes an additional $0.5 million for future period support through September 2020, subject to availability of funding and satisfactory progress on the project. In December 2019, the Company submitted a modified Phase II grant development plan which has not yet been approved by the NICHD. The SBIR grant has the potential to provide a total award of approximately $1.8 million, of which $0.9 million of the $1.4 million total awarded to date has been expended through March 31, 2020.

Grant income is recognized based on timing of when qualified research and development costs are incurred and recorded and classified as grant income in other income (expense), net in the consolidated statements of operations. The Company recognized $473,000 from Phase II during 2019 and $225,000 from Phase I and $176,000 from Phase II in 2018. There was no activity under the SBIR grant for the three months ended March 31, 2020.

Management

We disclosed in our Current Report on Form 8-K dated June 17, 2019 that Thomas McNaughton, our former Chief Financial Officer, resigned from his role effective June 14, 2019. We also disclosed in our Current Report on Form 8-K dated February 7, 2020 that James McGorry, our former Chief Executive Officer, resigned from his role effective February 7, 2020. We are currently in the process of evaluating our options to fill these positions. At March 31, 2020, we had 10 employees, of whom nine were full-time and one was part-time.

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

Changes in fair value of warrant liability. Changes in fair value of warrant liability represent the change in the fair value of common stock warrants classified as liability awards during the three months March 31, 2020 and 2019. We use the Black-Scholes pricing model to value the related warrant liability. The costs associated with the issuance of the warrants have been recorded as an expense upon issuance.

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019

The following table summarizes the results of our operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Operating Expenses
Research and Development Expenses	$643	$1.034	(38%)
Selling, General and Administrative Expenses	$1,253	$1,000	25%
Total Operating Expenses	$1,896	$2,034	(7%)

Other Income
Grant Income	$-	$114	nm
Change in Fair Value of Warrant Liability	$(100)	$(7)	nm
Other Income, Net	$(100)	$107	nm

Net Income or Net (Loss) Income	$(1,996)	$(1,927)	4%

nm = not meaningful

Research and Development Expense

Research and development expense decreased approximately 38% to $0.6 million for the three months ended March 31, 2020 compared to $1.0 million for the comparable three-month period in 2019. This was due primarily to a decrease of $0.2 million in consulting expenses related to IND preparation, a $0.1 million decrease in outsourced study expenses, and a $0.1 decrease in all other expenses.

Based on the removal of our IND from clinical hold by the FDA on March 19, 2020, we expect our research and development costs will increase significantly when we start clinical trial activities to the extent that we have funds available. Due to the impact of COVID-19 on operations, the start of our clinical trial is dependent on planning activities in addition to site availability to commence a clinical trial for our product.

Selling, General and Administrative Expense

Selling, general and administrative expense increased approximately 25% to $1.3 million for the three months ended March 31, 2020 compared to $1.0 million the same period in 2019. This increase was due primarily to higher share-based compensation associated with the separation arrangement with our former Chief Executive Officer and the hiring of our Vice President of Finance.

Grant income

There was no grant income for qualified expenditures from an SBIR grant for the three-month period ended March 31, 2020 as the modified Phase II grant development plan we submitted to the NICHD has not yet been approved as of March 31, 2020. For the three months ended March 31, 2019 we recorded grant income of $114,000 for qualified expenditures under the SBIR grant.

Change in fair value of warrant liability

During the three months ended March 31, 2020, the change in fair value of our warrant liability resulted in expense of $0.1 million due primarily to a higher stock price and volatility of the underlying common shares. This compared to expense of $7,000 for three months ended March 31, 2019 due to an increase in the price of the underlying common shares, is offset in part by a decrease in the volatility of the underlying common shares.

Liquidity and Capital Resources

Sources of liquidity.  We have incurred operating losses since inception, and as of March 31, 2020 we had an accumulated deficit of approximately $66.1 million. We are currently investing significant resources in the development and commercialization of our products for use by clinicians and researchers in the fields of regenerative medicine and bioengineering. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future.

The following table sets forth the primary uses of cash for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net Cash Used in Operating Activities	$(1,094)	$(1,216)
Net Cash Used by Investing Activities	$-	$(24)
Net Cash Provided by Financing Activities	$987	$1,000

Comparison of Three Months Ended March 31, 2020 and 2019

Operating activities.  Net cash used in operating activities of $1.1 million for the three months ended March 31, 2020 was due primarily to our net loss of $2.0 million, partially offset by $0.7 million add-back for non-cash expenses including share-based compensation, depreciation, and change in fair value of warrant liability, and $0.2 million of cash impact of working capital due to the timing of prepaid expenses and accounts payable.

Net cash used in operating activities of $1.2 million for the three months ended March 31, 2019 was primarily due to our net loss of $1.9 million, offset by approximately $0.3 million of cash received for working capital and $0.4 million add-back of non-cash expenses related to the change in the fair value of our warrant liability, share-based compensation and depreciation.

Investing activities.  There were no investing activities for the three months ended March 31, 2020. Net cash used for investing activities for the three months ended March 31, 2019 reflected $24,000 of equipment purchases.

Financing activities. Net cash generated from financing activities during the three months ended March 31, 2020 of $1.0 million consisted of $0.6 million of net proceeds received from private placement transactions that resulted in the issuance of 151,027 shares of our common stock and warrants to purchase 151,027 shares of common stock to a group of investors at an exercise price of $3.70 per share, and $0.4 million received from the issuance of 214,000 shares of our common stock to a group of investors in connection with the exercise of a portion of the warrants previously issued on December 27, 2017.

Net cash generated from financing activities during the three months ended March 31, 2019 of $1.0 million consisted of net proceeds of $1.0 million received from the issuance of 500,000 shares of our common stock to an investor in connection with the exercise of a portion of the warrants issued on December 27, 2017.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States, or. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are discussed in more detail in Note 2 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

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

Warrant Liability

Most of the warrants to purchase shares of our common stock have been classified on our condensed consolidated balance sheets as equity. We classify warrants as a liability in our condensed consolidated balance sheets if the warrant is a free-standing financial instrument that may require us to transfer cash consideration upon exercise and that cash transfer event would be out of our control. Such a “liability warrant” is initially recorded at fair value on the date of grant using the Black-Scholes model, net of issuance costs, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense) in the condensed consolidated statements of operations. We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of March 31, 2020.

Other Information

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We have evaluated the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering, or December 31, 2020, (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company and is not required to provide this information pursuant to Item 305(e), Regulation S-K.

Item 4.	Controls and Procedures.

This Report includes the certifications of our President (who is our principal executive officer) and our Vice President of Finance (who is our principal financial and accounting officer) required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the President and Vice President of Finance, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our President and Vice President of Finance, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon the evaluation described above, our President and Vice President of Finance have concluded that they believe our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the President and Vice President of Finance, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended March 31, 2020. During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

 PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the ongoing civil lawsuit described in Item 3 of Part I of our Annual Report on Form 10-K filed with the SEC on March 27, 2020, there are no such matters pending that we expect to be material in relation to our business, financial condition, and results of operations or cash flows.

Item 1A.	Risk Factors

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 27, 2020.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Exhibit Index

10.1#	Separation and Release Agreement, dated January 31, 2020, between Biostage, Inc. and James McGorry (previously filed as an exhibit to Form 8-K, filed on February 7, 2020, and incorporated by reference thereto).

10.2#	Offer Letter by and between Biostage, Inc. and Peter Chakoutis, dated as of March 24, 2020 (previously filed as an exhibit to Form 8-K, filed on March 24, 2020, and incorporated by reference thereto).

31.1+	Certification of Vice President of Finance of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of President of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Vice President of Finance of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of President of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Filed herewith.

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

Date: May 14, 2020

BIOSTAGE, INC.

By:	/s/ Hong Yu
Name: Hong Yu
Title: President (principal executive officer)

By:	/s/ Peter Chakoutis
Name: Peter Chakoutis
Title: Vice President of Finance (principal financial officer)

