Form 10-Q
period 2020-06-30
Biostage, Inc.
filed 2020-08-13
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, there were 8,747,055 shares of common stock, par value $0.01 per share, outstanding.

Biostage Inc.

Form 10-Q

For the Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

BIOSTAGE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash	$618	$913
Restricted cash	50	50
Prepaid expenses and other current assets	273	444
Total current assets	941	1,407
Property, plant and equipment, net	300	394
Right-of-use assets	141	191
Total non-current assets	441	585
Total assets	$1,382	$1,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141	$241
Accrued and other current liabilities	411	438
Current portion of notes payable	157	-
Warrant liability	55	33
Current portion of operating lease liability	100	102
Total current liabilities	864	814
Notes payable, net of current portion	247	-
Operating lease liability, net of current portion	41	89
Total liabilities	$1,152	$903

Commitments and contingencies (Note 6)

Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; 984,000 shares authorized and none issued and outstanding at June 30, 2020 and December 31, 2019	$-	$-
Common stock, par value $0.01 per share, 60,000,000 shares authorized at June 30, 2020 and December 31, 2019; 8,688,083 and 8,155,555 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	87	82
Additional paid-in capital	67,419	65,102
Accumulated deficit	(67,276)	(64,095)
Total stockholders’ equity	230	1,089
Total liabilities and stockholders’ equity	$1,382	$1,992

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	536	1,376	1,179	2,410
Selling, general and administrative	725	1,292	1,978	2,292
Total operating expenses	1,261	2,668	3,157	4,702

Operating loss	(1,261)	(2,668)	(3,157)	(4,702)

Other income (expense):
Grant income	-	223	-	337
Change in fair value of warrant liability	78	16	(22)	9
Interest expense	(2)	-	(2)	-
Total other income (expense), net	76	239	(24)	346

Net loss	$(1,185)	$(2,429)	$(3,181)	$(4,356)

Basic and diluted net loss per share	$(0.14)	$(0.37)	$(0.38)	$(0.69)
Weighted-average common shares, basic and diluted	8,636	6,592	8,462	6,299

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Three Months Ended June 30, 2020
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2020	8,533	$85	$66,650	$(66,091)	$644
Net loss	-	-	-	(1,185)	(1,185)
Share-based compensation	-	-	265	-	265
Issuance of fully vested common shares	14	-	(18)	-	(18)
Issuance of common stock from exercise of warrants	141	2	522	-	524
Balance at June 30, 2020	8,688	$87	$67,419	$(67,276)	$230

	Three Months Ended June 30, 2019
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2019	6,170	$62	$58,965	$(57,690)	$1,337
Net loss	-	-	-	(2,429)	(2,429)
Share-based compensation	-	-	531	-	531
Issuance of common stock and warrants to purchase common stock	348	3	1,274	-	1,277
Issuance of common stock from exercise of warrants	500	5	995	-	1,000
Balance at June 30, 2019	7,018	$70	$61,765	$(60,119)	$1,716

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2020
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	8,156	$82	$65,102	$(64,095)	$1,089
Net loss	-	-	-	(3,181)	(3,181)
Share-based compensation	-	-	853	-	853
Issuance of fully vested common shares	26	-	(42)	-	(42)
Issuance of common stock and warrants to purchase common stock	151	1	558	-	559
Issuance of common stock from exercise of warrants	355	4	948	-	952
Balance at June 30, 2020	8,688	$87	$67,419	$(67,276)	$230

	Six Months Ended June 30, 2019
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	5,670	$57	$57,677	$(55,763)	$1,971
Net loss	-	-	-	(4,356)	(4,356)
Share-based compensation	-	-	824	-	824
Issuance of common stock and warrants to purchase common stock	348	3	1,274	-	1,277
Issuance of common stock from exercise of warrants	1,000	10	1,990	-	2,000
Balance at June 30, 2019	7,018	$70	$61,765	$(60,119)	$1,716

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,181)	$(4,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	853	824
Depreciation	94	115
Amortization of right-of-use assets	50	46
Change in fair value of warrant liability	22	(9)
Changes in operating assets and liabilities:
Grant receivable	-	(47)
Prepaid expenses and other current assets	171	107
Accounts payable	(100)	56
Accrued and other current liabilities	(23)	57
Lease liabilities	(50)	(46)
Net cash used in operating activities	(2,164)	(3,253)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	-	(78)
Net cash used in investing activities	-	(78)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	559	1,277
Proceeds from exercise of warrants	952	2,000
Proceeds from notes payable	404	-
Acquisition of common stock for tax withholding obligations	(46)	-
Net cash provided by financing activities	1,869	3,277
Net decrease in cash and restricted cash	(295)	(54)
Cash and restricted cash at beginning of period	963	1,355
Cash and restricted cash at end of period	$668	$1,301

Supplemental disclosure of non-cash investing and financing activities:
Equipment purchases included in accounts payable	$-	$35
Issuance of vested stock	$42	$-

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

On October 31, 2013, Harvard Bioscience, Inc. (Harvard Bioscience) contributed its regenerative medicine business assets, plus $15 million of cash, into Biostage (formerly “Harvard Apparatus Regenerative Technologies”) in a spin-off transaction. On November 1, 2013, the spin-off of the Company from Harvard Bioscience was completed. On that date, the Company became an independent company that operates the regenerative medicine business previously owned by Harvard Bioscience. The spin-off was completed through the distribution of all the shares of common stock of Biostage to stockholders of Harvard Bioscience (the “HBIO Distribution”).

The Company’s common stock is currently traded on the OTCQB Venture Market under the symbol “BSTG”.

Basis of Presentation

The consolidated financial statements reflect the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (GAAP).

Use of Estimates

The preparation of the Company’s consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, expenses and related disclosures. On an ongoing basis the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of expenses. Actual results may differ from these estimates.

Going Concern

The Company has incurred substantial operating losses since its inception, and future losses are anticipated. As of June 30, 2020, the Company has an accumulated deficit of approximately $67.3 million and will require additional financing to fund future operations. The Company expects that its operating cash on-hand at June 30, 2020 of $0.6 million, along with net proceeds received subsequent to the end of the quarter of approximately $0.2 million from the issuance of 58,932 shares of its common stock from the exercise of 58,932 previously issued warrants at $3.70 per share will enable it to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2020. In addition, on January 30, 2020 the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it a pandemic. The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, expenses, clinical trial, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact that may impact the Company. Therefore, these conditions have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds to fund its operations. In the event the Company does not raise additional capital from outside sources before the fourth quarter of 2020, it may be forced to curtail or cease its operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing pre-clinical and clinical testing of products, research and development, and regulatory efforts and collaborative arrangements necessary for the Company’s products that are currently under development. In addition, the Company received $404,221 of loan proceeds in May 2020 as part of the Paycheck Protection Program (PPP), established as part of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Based on the current loan terms, payments begin in November 2020 subject to the Company meeting the partial or full loan forgiveness requirements. See Note 4. The Company is currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. The Company may also pursue debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. The Company may not be able to obtain additional financing on favorable terms, if at all.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2020, consolidated interim statements of operations and stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2020, its consolidated results of operations and consolidated stockholders’ equity for the three and six month periods ended June 30, 2020 and 2019 and consolidated statements of cash flows for the six month periods ended June 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and six-month periods ended June 30, 2020 and 2019 are unaudited. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period.

2. Summary of Significant Accounting Policies and Recently Issued Accounting Pronouncements

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K.

SBIR Award

On March 28, 2018, the Company was awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development (NICHD) of the National Institutes of Health to support testing of pediatric Cellspan Esophageal Implants. The award for Phase I, which was earned over the nine months ended September 30, 2018, provided for the reimbursement for up to approximately $0.2 million of qualified research and development costs.

On October 26, 2018, the Company was awarded Phase II of the SBIR grant totaling $1.1 million to support expenses for development, testing, and translation to the clinic through September 2019. As of September 30, 2019, the Company had expended $0.6 million of the $1.1 million awarded, and in December 2019 submitted a modified Phase II grant development plan totaling $1.0 million, including $0.5 million unspent from the Phase 2 grant awarded and an additional $0.5 million for the next year of the project, subject to the NICHD approval. This modified development plan was approved by the NICHD on August 3, 2020. See Note 11. The SBIR grant has the potential to provide a total award of approximately $1.8 million, of which approximately $0.8 million has been recognized to date. The Company did not recognize grant income from Phase II of the SBIR grant for the three and six months ended June 30, 2020.

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

Restricted Cash

Restricted cash consists of $50,000 held as collateral for the Company’s credit card program as of June 30, 2020 and December 31, 2019. The Company’s consolidated statements of cash flows include restricted cash with cash when reconciling the beginning-of-period and end-of-period total amounts shown on such statements.

A reconciliation of the cash and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the consolidated statements of cash flows is as follows:

	June 30,	December 31,
	2020	2019
	(In thousands)
Cash	$618	$913
Restricted cash	50	50
Total cash and restricted cash as shown in the consolidated statements of cash flows	$668	$963

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirement for Fair Value Measurement. This ASU removes, modifies and adds certain disclosure requirements of ASC Topic 820. The Company adopted this ASU effective January 1, 2020 as required and its adoption did not have a material impact on the Company’s consolidated financial statements for the reporting period.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Capital Stock

During the six months ended June 30, 2020, the Company issued a total of 151,027 shares of its common stock at a purchase price of $3.70 per share and warrants to purchase 151,027 shares of common stock at an exercise price of $3.70 per share to a group of investors for aggregate gross and net proceeds of approximately $0.6 million, of which $0.5 million and $0.1 million was allocated to the common stock and warrants, respectively. The Company classified these warrants on its consolidated balance sheets as equity as the warrants do not have any redemption features nor a right to put for cash that is outside the control of the Company, and valued using the Black-Scholes model based on the following weighted average assumptions:

Risk-free interest rate	0.88%
Expected volatility	106.7%
Expected term	2	months
Expected dividend yield	-
Exercise price	$3.70
Market value of common stock	$3.11

During the six months ended June 30, 2020, the Company issued 141,533 shares of its common stock to a group of investors in connection with the exercise of 141,533 previously issued warrants at $3.70 per share for aggregate gross and net proceeds of approximately $0.5 million.

During the six months ended June 30, 2020, the Company issued 214,000 shares of its common stock to a group of investors in connection with the exercise of 214,000 previously issued warrants at $2.00 per share for aggregate gross and net proceeds of approximately $0.4 million.

During the six months ended June 30, 2020, the Company issued a total of 25,948 shares of its common stock to employees due to the vesting of restricted stock units and issuance of a common stock award.

Warrant to purchase common stock activity for the six months ended June 30, 2020 was as follows:

	Amount	Weighted-Average Exercise Price
Outstanding at December 31, 2019	2,673,051	$5.38
Issued	151,027	3.70
Exercised	(355,553)	2.68
Outstanding at June 30, 2020	2,468,525	$5.66

4. Notes Payable

On May 4, 2020, the Company obtained a loan (Loan) from the Bank of America (Lender) in the aggregate amount of $404,221, pursuant to the PPP, established as part of the CARES Act. The Loan is evidenced by a promissory note dated May 4, 2020 issued by the Company and will accrue interest at a fixed interest rate of 1% per annum from the funding date of May 4, 2020. Payments of principal and interest are deferred for the first six months following funding under the original terms of the promissory note.

Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The terms of the promissory note, including eligibility and forgiveness, may be subject to additional requirements adopted by the SBA. Any unforgiven portion of the PPP loan, including principal and interest, will mature on May 4, 2022 and will be payable monthly commencing on November 4, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

On June 5, 2020, the PPP Flexibility Act was signed into law, providing companies with the option to extend the loan forgiveness period from 8 weeks to 24 weeks after loan origination, a reduction of the required amount of payroll expenditures from 75% to 60%, and the removal of payroll tax deferrals upon loan forgiveness. The PPP Flexibility Act also provides the lender the right to extend the maturity date of the promissory note from two years to five years.

The Company has recorded the borrowings under the Loan in the accompanying balance sheet based on the terms of the Loan, using a two-year repayment schedule, commencing November 4, 2020. In the event the Loan is amended to provide for a five year repayment schedule or certain of the amounts are forgiven, each of which are at the sole discretion of the Lender, the Company will account for the change in terms in the period in which the events occur. There is no assurance that the term of the Loan will be extended or any portion of the Loan will be forgiven.

The Company has accounted for the loan under FASB ASC 470, Debt. Repayment amounts due within 1 year have been recorded as current liabilities, and the remaining amounts due in more than 1 year as long-term liabilities. If the Company is successful in receiving forgiveness for any portion of the loan used for qualifying expenses, those amounts will be recorded as a gain upon extinguishment.

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

The Company had no assets or liabilities classified as Level 2 as of June 30, 2020 and December 31, 2019. The Company’s restricted cash that serves as collateral for the Company’s credit card program is held in a demand money market account and is measured at fair value based on quoted prices, which are Level 1 inputs. The Company classifies warrants to purchase common stock that are accounted for as liabilities as Level 3 liabilities, as discussed below.

The Company's notes payable carrying value at June 30, 2020 approximates fair value due to the relatively small amount of principal and the short duration of the note payable. The Company had no notes payable at December 31, 2019. See Note 4.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

	Fair Value Measurement as of June 30, 2020
	(In thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$50	$-	$-	$50
Total	$50	$-	$-	$50

Liabilities:
Warrant liability	$-	$-	$55	$55
Total	$-	$-	$55	$55

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

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2020:

Warrant Liability
(In thousands)
Balance at December 31, 2019	$33
Change in fair value upon re-measurement	22
Balance at June 30, 2020	$55

The Company has re-measured the warrant liability to estimated fair value at inception, prior to modification and at each reporting date using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30, 2020	December 31, 2019
Risk-free interest rate	0.16%	1.58%
Expected volatility	108.31%	90.53%
Expected term (in years)	1.6	2.1
Expected dividend yield	-	-
Exercise price	$8.00	$8.00
Market value of common stock	$2.51	$2.01
Warrants to purchase shares of common stock	92,212	92,212

6.  Share-Based Compensation

Biostage Amended and Restated Equity Incentive Plan

The Company maintains the Amended and Restated Equity Incentive Plan (the Plan) for the benefit of certain officers, employees, non-employee directors, and other key persons (including consultants and advisory board members). All options and awards granted under the Plan consist of the Company’s shares of common stock. The Company’s policy is to issue stock available from its registered but unissued stock pool through its transfer agent to satisfy stock option exercises and vesting of the restricted stock units. The vesting period for awards is generally four years and the contractual life is ten years. Canceled and forfeited options and awards are available to be reissued under the Plan.

In June 2020, the Company’s shareholders approved the Amended and Restated Equity Incentive Plan, to among other things, increase of the number of shares of the Company’s common stock available for issuance pursuant to the 2013 Equity Incentive Plan by 3,000,000 shares, which increased the total shares authorized to be issued under the Plan to 5,098,000. There are 3,329,430 shares available for issuance as of June 30, 2020.

The Company has granted options to purchase common stock and restricted stock units (RSUs) under the Plan. Stock option and restricted stock unit activity during the six months ended June 30, 2020 was as follows:

	Stock Options		Restricted Stock Units
	Amount	Weighted – Average Exercise Price	Amount	Weighted – Average Grant Date Fair Value
Outstanding at December 31, 2019	1,772,761	$6.04	3,300	$7.68
Granted	275,337	2.87	-	-
Vested (RSUs)	-	-	(3,300)	7.68
Canceled	(343,377)	2.70	-	-
Outstanding at June 30, 2020	1,704,721	$6.20	-	$-

The Company’s outstanding stock options include 338,663 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. In September 2019, the Company deemed the achievement of one of the performance-based milestones totaling 95,131 shares probable for accounting purposes, are now exercisable, and recognized approximately $0.3 million of expense associated with this milestone during the year ended December 31, 2019. Total unrecognized compensation expense for the remaining 243,532 performance-based awards is approximately $0.8 million. No expense has been recognized for these unvested awards as of June 30, 2020 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes.

Aggregate intrinsic value for outstanding options and exercisable options for the year ended June 30, 2020 was approximately $43,000 based on the Company’s closing stock price of $2.51 per share as of June 30, 2020. As of June 30, 2020, unrecognized compensation cost related to unvested nonperformance-based awards amounted to $0.8 million, which will be recognized over a weighted average period of 0.8 years.

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing options granted during the six months ended June 30, 2020 were as follows:

Risk-free interest rate	0.71%
Expected volatility	109.7%
Expected term	4.2	years
Expected dividend yield	n/a

In February 2020, as part of the termination arrangement with the Company’s former chief executive officer, the Company modified certain options to purchase 236,970 shares of common stock, issued an 80,000 fully vested stock option grant, and accelerated the vesting of 3,300 restricted stock units resulting in recording $153,000, $70,000, and $4,000, respectively, of share-based compensation.

In March 2020, the Company issued 35,000 common stock awards to an employee to be earned upon the achievement of certain milestones. Such milestones were achieved as of June 30, 2020 and the Company issued 23,793 fully vested share of common stock to the employee with 11,207 common shares withheld to cover taxes. The Company recognized share-based compensation of $65,200 and $140,000 for the three and six months ended June 30, 2020, respectively.

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Research and development	$69	$81	$161	$153
General and administrative	196	450	692	671
Total share-based compensation	$265	$531	$853	$824

The Company estimates the fair value of non-employee share options using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee and director options in each of the reporting periods, other than the expected life, which is assumed to be the remaining contractual life of the options.

7.  Commitments and Contingencies

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

8. Leases

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

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets:

(In thousands)	Balance Sheet Classification	At June 30, 2020
Assets:
Operating lease assets	Right-of-use asset	$141
Liabilities:
Current operating lease liabilities	Current portion of operating lease liabilities	$100
Non-current operating lease liabilities	Operating lease liabilities, net of current portion	41
Total operating lease liabilities		$141

The Company recorded operating lease expense in the following categories in its consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Research and development	$19	$18	$22	$36
General and administrative	11	10	39	20
Total operating lease expense	$30	$28	$61	$56

The minimum lease payments for the next five years are expected to be as follows:

(In thousands)	As Of June 30, 2020
2020	$61
2021	62
2022	19
2023	12
2024	7
Total lease payments	$161
Less: imputed interest	20
Present value of operating lease liabilities	$141

Cash paid included in the computation of the right of use asset and lease liability during the six months ended June 30, 2020 and 2019 amounted to approximately $61,000 and $56,000, respectively.

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

As Of June 30, 2020
Weighted average remaining lease term (in years)	2.07
Weighted average discount rate	13.13%

9. Net Loss Per Share

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the six months ended June 30, 2020 and 2019 because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2020	2019
Warrants to purchase common stock	2,468,525	3,523,821
Options to purchase common stock	1,704,721	1,627,811
Unvested restricted common stock units	-	3,300
Total	4,173,246	5,154,932

10. Income Taxes

The Company did not provide for any income taxes in its consolidated statements of operations for the three and six months ended June 30, 2020 and 2019. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at June 30, 2020 and December 31, 2019, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2020 or December 31, 2019. As of June 30, 2020 and December 31, 2019, the Company had no accrued interest or tax penalties recorded related to income taxes. The Company is subject to U.S. federal income tax and Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for all periods from inception through December 31, 2018; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

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

For all periods through June 30, 2020, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the three and six months ended June 30, 2020, or to the Company’s net deferred tax assets as of June 30, 2020.

11. Subsequent Events

Equity Transactions

Subsequent to end of the quarter ended June 30, 2020, the Company issued 58,932 shares of its common stock to a group of investors in connection with the exercise of 58,932 previously issued warrants at $3.70 per share for aggregate gross and net proceeds of approximately $0.2 million. See Note 1.

SBIR Award

On August 3, 2020, the Company was awarded the second year of a Phase II Fast-Track SBIR grant from the Eunice Kennedy NICHD totaling $0.5 million for support of development, testing, and translation to the clinic covering qualified expenses incurred from October 1, 2019 through September 30, 2020. The Company is evaluating the impact of this grant award. See Note 2.

The Company has performed an evaluation of subsequent events through the time of filing this Quarterly Report on Form 10-Q with the Securities Exchange Commission and has determined that there are no such events to report other than those disclosed above.

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

In October 2019, we filed an Investigational New Drug (IND) application with the U.S Food and Drug Administration (FDA) to treat patients with esophageal disease, absent of cancer, in adults that would require a short segment esophageal implant following clinically indicated short segment resection of the thoracic esophagus with our CEI product candidate. In November 2019, we received notice from the FDA placing our IND on clinical hold and providing a preliminary list of clinical hold and non-clinical hold questions. In December 2019, we received the formal letter with clinical hold and non-clinical hold questions and submitted our response to the clinical hold questions on February 18, 2020. On March 19, 2020, the FDA notified us that the IND for our CEI product candidate has been removed from clinical hold and that we can proceed with our study. This FDA approval enables us to start clinical planning, engaging with a clinical research organization and site readiness in advance of starting the clinical trial for our CEI product candidate. On May 7, 2020, we submitted responses to certain non-clinical hold questions and expect to submit remaining non-clinical hold responses in Q3 2020, except for our clinical trial details once a clinical research organization is selected. The COVID-19 pandemic could adversely impact our business, including planned clinical trials, as discussed below in this Item.

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

Business Overview Update regarding COVID-19

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it a pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, expenses, clinical trial, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact that may impact us. Our employees have been working remotely since early March 2020, and we continue to conduct limited operations including administration functions and planning for our future Cellspan Esophageal Implant (CEI) clinical trial that was removed from clinical hold on March 19, 2020. While we are currently planning the clinical trial, we expect that COVID-19 precautions may directly or indirectly impact the timeline of the clinical trial. The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease.

Financial Condition and Need for Additional Funds

We expect to continue to incur operating losses and negative cash flows from operations for 2020 and in future years.

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of June 30, 2020 had an accumulated deficit of approximately $67.3 million, which will require us to seek additional financing to fund future operations. We expect that our operating cash on-hand at June 30, 2020 of $0.6 million, along with net proceeds received subsequent to the end of the quarter of approximately $0.2 million from the issuance of 58,932 shares of our common stock from the exercise of 58,932 previously issued warrants at $3.70 per share will enable it to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2020. In addition, in May 2020 we received $404,221 of loan proceeds as part of the Paycheck Protection Program (PPP), established as part of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Based on the current loan terms, payments begin in November 2020 subject to us meeting the partial or full loan forgiveness requirements (See Note 4 in the Consolidated Financial Statements included in Part I “Financial Information”, Item 1 of this report for further discussion). As discussed in Note 1 to the consolidated financial statements, these conditions raise substantial doubt about our ability to continue as a going concern.

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

Capital Transactions

During 2019 we had the following capital transactions:

•	On January 31, 2019, we issued 500,000 shares of our common stock to an investor in connection with the exercise of 500,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share for total gross proceeds in the amount of $1.0 million.

•	On April 24, 2019 and May 3, 2019, we issued a total of 500,000 shares of our common stock to an investor in connection with the exercise of 500,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share for total gross proceeds in the amount of $1.0 million.

•	On June 12, 2019, we issued a total of 345,174 shares of our common stock and warrants to purchase 345,174 shares of common stock to a group of investors at an exercise price of $3.70 per share, in exchange for aggregate gross proceeds of approximately $1.3 million.

•	On August 30, 2019 and September 4, 2019, we issued a total of 595,000 shares of our common stock to a group of investors in connection with the exercise of 595,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share in exchange for total gross proceeds in the amount of approximately $1.2 million.

•	On September 30, 2019, we issued a total of 30,000 shares of our common stock to a group of investors in connection with the exercise of 30,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share in exchange for total gross proceeds in the amount of $60,000.

•	During the nine months ended September 30, 2019, we issued a total of 3,506 shares of our common stock to employees due to the vesting of restricted stock units.

•	On November 11, 2019, we issued a total of 75,000 shares of our common stock to Connecticut Children’s Medical Center in connection with the exercise of a total of 75,000 warrants, which were previously issued on January 3, 2018, at $2.00 per share for total gross proceeds in the amount of $150,000.

During 2020 we had the following capital transactions:

•	During the six months ended June 30, 2020, we issued a total of 151,027 shares of our common stock at a purchase price of $3.70 per share and warrants to purchase 151,027 shares of common stock at an exercise price of $3.70 per share to a group of investors for aggregate gross and net proceeds of approximately $0.6 million.

•	During the six months ended June 30, 2020, we issued 214,000 shares of our common stock to a group of investors in connection with the exercise of 214,000 previously issued warrants at $2.00 per share for aggregate gross and net proceeds of approximately $0.4 million.

•	During the six months ended June 30, 2020, we issued 141,553 shares of our common stock to a group of investors in connection with the exercise of 141,553 previously issued warrants at $3.70 per share for aggregate gross and net proceeds of approximately $0.5 million.

•	On May 4, 2020, we were granted a loan from the Bank of America in the aggregate amount of $404,221, pursuant to the Paycheck Protection Program (PPP), established as part of the CARES Act (See Note 4 in the Consolidated Financial Statements included in Part I “Financial Information”, Item 1 of this report for further discussion).

•	During the six months ended June 30, 2020, we issued a total of 25,948 shares of our common stock to former chief executive officer and an employee due to the vesting of restricted stock units and issuance of a common stock award.

•	Subsequent to quarter end, we issued a total of 58,932 shares of our common stock to a group of investors in connection with the exercise of 58,932 previously issued warrants at $3.70 per share for aggregate gross and net proceeds of approximately $0.2 million (See Note 11 in the Consolidated Financial Statements included in Part I “Financial Information”, Item 1 of this report for further discussion).

Small Business Innovation Research Grant

On March 28, 2018, we were awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development (NICHD) to support testing of pediatric Cellspan™ Esophageal Implants (CEIs). The award for Phase I, which was earned over the nine months ended September 30, 2018, provided for the reimbursement for up to approximately $0.2 million of qualified research and development costs.

On October 26, 2018, we were awarded Phase II of the SBIR grant totaling $1.1 million to support activities for development, testing, and translation to the clinic through September 2019. As of September 30, 2019, we had expended $0.6 million of the $1.1 million awarded, and in December 2019 submitted a modified Phase II grant development plan totaling $1.0 million, including $0.5 million of the unspent Phase 2 grant awarded and an additional $0.5 million for the next year of the project, subject to the NICHD approval. This modified development plan was approved by the NICHD on August 3, 2020. (See Note 11 in the Consolidated Financial Statements included in Part I “Financial Information”, Item 1 of this report for further discussion). The SBIR grant has the potential to provide a total award of approximately $1.8 million, of which approximately $0.8 million has been expended through June 30, 2020.

Grant income is recognized based on timing of when qualified research and development costs are incurred and recorded and classified as grant income in other income (expense), net in the consolidated statements of operations. We recognized $473,000 from Phase II during 2019 and $225,000 from Phase I and $176,000 from Phase II in 2018. There was no activity under the SBIR grant for the three and six months ended June 30, 2020.

Management and Employees

We disclosed in our Current Report on Form 8-K dated June 17, 2019 that Thomas McNaughton, our former Chief Financial Officer, resigned from his role effective June 14, 2019. We also disclosed in our Current Report on Form 8-K dated February 7, 2020 that James McGorry, our former Chief Executive Officer, resigned from his role effective February 7, 2020. We are currently in the process of evaluating our options to fill these positions. At June 30, 2020, we had 9 employees, of whom eight were full-time and one was part-time.

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

Changes in fair value of warrant liability. Changes in fair value of warrant liability represent the change in the fair value of common stock warrants classified as liability awards during the three and six months ended June 30, 2020 and 2019. We use the Black-Scholes pricing model to value the related warrant liability. The costs associated with the issuance of the warrants have been recorded as an expense upon issuance.

The following table summarizes the results of our operations for the three and six months ended June 30, 2020 and 2019 ($ in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Operating Expenses
Research and development	$536	$1,376	(61)%	$1,179	$2,410	(51)%
Selling, general and administrative	725	1,292	(44)%	1,978	2,292	(14)%
Total Operating Expenses	1,261	2,668	(53)%	3,157	4,702	(33)%

Other Income (Expense)
Grant income	-	223	nm	-	337	nm
Change in fair value of warrant liability	78	16	(388)%	(22)	9	nm
Interest expense	(2)	-	nm	(2)	-	nm
Other Income (Expense), Net	76	239	(68)%	(24)	346	nm

Net Loss	$(1,185)	$(2,429)	(51)%	$(3,181)	$(4,356)	(27)%

nm = not meaningful

Comparison of the three months ended June 30, 2020 compared to the three months ended June 30, 2019

Research and Development Expense

Research and development expense decreased approximately 61% to $0.5 million for the three months ended June 30, 2020 compared to $1.4 million for the three months ended June 30, 2019. This decrease was due primarily to $0.5 million of lower outsourced study costs and lab operating supplies, a $0.2 million decrease in regulatory consulting expenses, $0.1 million of lower employee expenses, and a $0.1 decrease in all other expenses.

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

Selling, General and Administrative Expense

Selling, general and administrative expense decreased approximately 44% to $0.7 million for the three months ended June 30, 2020 compared to $1.3 million the same period in 2019. This decrease was due primarily to $0.4 million of lower employee based expenses due to reduced staff, and $0.2 million of lower share-based compensation due primarily to costs in the prior year period associated with the separation arrangement with our former chief financial officer.

Grant income

There was no grant income for qualified expenditures from an SBIR grant for the three-month period ended June 30, 2020 as the modified Phase II grant development plan we submitted to the NICHD has not yet been approved as of June 30, 2020. For the three months ended June 30, 2019 we recorded grant income of $223,000 for qualified expenditures under the SBIR grant.

Change in fair value of warrant liability

During the three months ended June 30, 2020, the change in fair value of our warrant liability resulted in other income of $78,000 due primarily to a lower stock price of the underlying common shares. This compared to $16,000 of other income for three months ended June 30, 2019 due to a decrease in the price of the underlying common shares. The other income in both periods was partly offset by an increase in the volatility of the underlying common shares.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019

Research and Development Expense

Research and development expense decreased approximately 51% to $1.2 million for the six months ended June 30, 2020 compared to $2.4 million for the comparable six-month period in 2019. This decrease was due primarily to $0.6 million of lower outsourced study costs and lab operating supplies, a $0.3 million decrease in regulatory consulting expenses, $0.2 million of lower employee expenses, and a $0.1 decrease in all other expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased approximately 14% to $2.0 million compared to $2.3 million for the same period in 2019. This decrease was due primarily to $0.4 million of lower employee-based expenses due to the separation of our former chief executive officer and chief financial officer, offset in part by a $0.1 million increase in all other expenses.

Grant income

There was no grant income for qualified expenditures from an SBIR grant for the six-month period ended June 30, 2020 as the modified Phase II grant development plan we submitted to the NICHD has not yet been approved as of June 30, 2020. For the six months ended June 30, 2019 we recorded grant income of $337,000 for qualified expenditures under the SBIR grant.

Change in fair value of warrant liability

During the six months ended June 30, 2020, the change in fair value of our warrant liability resulted in other expense of $22,000 due primarily to a higher stock price and volatility of the underlying common shares. This compared to other income of $9,000 for six months ended June 30, 2019 due primarily to a decrease in the remaining expected term of the underlying common shares during the six months ended June 30, 2019, offset in part by an increase in the price and volatility of the underlying common shares.

Liquidity and Capital Resources

Sources of liquidity.  We have incurred operating losses since inception, and as of June 30, 2020 we had an accumulated deficit of approximately $67.3 million. We are currently investing significant resources in the development and commercialization of our products for use by clinicians and researchers in the fields of regenerative medicine and bioengineering. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future.

The following table sets forth the primary uses of cash for the six months ended June 30, 2020 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net Cash Used in Operating Activities	$(2,165)	$(3,253)
Net Cash Used by Investing Activities	$-	$(78)
Net Cash Provided by Financing Activities	$1,870	$3,277

Comparison of Six Months Ended June 30, 2020 and 2019

Operating activities.  Net cash used in operating activities of $2.2 million for the six months ended June 30, 2020 was due primarily to our net loss of $3.2 million, partially offset by $1.0 million add-back for non-cash expenses including share-based compensation, depreciation, change in fair value of warrant liability, and amortization of right-of-use assets. The cash impact of working capital due to the timing of prepaid expenses and accounts payable was negligible during the period.

Net cash used in operating activities of $3.3 million for the six months ended June 30, 2019 was primarily due primarily to our net loss of $4.4 million, partially offset by $0.9 million non-cash expenses related to share-based compensation, depreciation, change in fair value of warrant liability, and amortization of right-of-use assets, and $0.2 million of cash provided from working capital due to the timing of accounts payable and prepaid expenses.

Investing activities.  There were no investing activities for the six months ended June 30, 2020. Net cash used for investing activities for the six months ended June 30, 2019 reflected $78,000 of equipment purchases.

Financing activities. Net cash generated from financing activities during the six months ended June 30, 2020 of $1.9 million consisted of $0.6 million of net proceeds received from private placement transactions that resulted in the issuance of 151,027 shares of our common stock and warrants to purchase 151,027 shares of common stock to a group of investors at an exercise price of $3.70 per share, $1.0 million received from the issuance of 355,553 shares of our common stock to a group of investors in connection with previously issued warrants, and $0.4 million from a loan granted to us in May 2020 pursuant to the PPP established as part of the CARES Act. These proceeds were offset slightly by $46,000 of payments for employee tax withholdings for common shares repurchased for vested stock awards.

Net cash generated from financing activities of $3.3 million during the six months ended June 30, 2019 consisted of $1.3 million of net proceeds received from private placement transactions that resulted in the issuance of 345,174 shares of our common stock and warrants to purchase 345,174 shares of common stock to a group of investors at an exercise price of $3.70 per share, and $2.0 million received from the issuance of 1,000,000 shares of our common stock to a group of investors in connection with previously issued warrants.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States, or. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are discussed in more detail in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of June 30, 2020.

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

We have evaluated the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (b) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering, or December 31, 2020, (c) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our President and Vice President of Finance, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon the evaluation described above, our President and Vice President of Finance have concluded that they believe our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the President and Vice President of Finance, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended June 30, 2020. During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

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

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, and the additional risk factor noted below, there have been no material changes in the risk factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 27, 2020.

Financial Position, Need for Capital and Operating Risks - All or a portion of the PPP Loan may not be forgivable and our application for the PPP Loan could in the future be determined to have been impermissible which could adversely impact our business and reputation.

On May 4, 2020, we obtained a loan (Loan) from the Bank of America (Lender) in the aggregate amount of $404,221, pursuant to the Paycheck Protection Program (PPP), established as part of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). Our application for the PPP Loan could in the future be determined to have been impermissible which could adversely impact our business and reputation. Under the CARES Act, we may be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses, provided that we retain a certain number of employees and maintain compensation within certain regulatory parameters of the PPP. However, we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven.

In applying for the PPP Loan, we were required to certify, among other things, that the then current economic uncertainty made the PPP Loan necessary to support our ongoing operations. We made these certifications in good faith after analyzing, among other things, the requirements of the PPP loan, our current business activity and our ability to access other sources of liquidity sufficient to support our ongoing operations in a manner that would not be significantly detrimental to our business. We believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan was consistent with the broad objectives of the PPP of the CARES Act. The certification regarding necessity described above did not at the time contain any objective criteria and continues to be subject to interpretation. If, despite our good-faith belief that we satisfied all eligibility requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to civil, criminal and administrative penalties. Any violations or alleged violations may result in adverse publicity and damage to our reputation, a review or audit by the SBA or other government entity, or claims under the False Claims Act. These events could consume significant financial and management resources and could have a material adverse effect on our business, results of operations and financial condition.

Item 6.	Exhibits

Exhibit Index

10.1	Promissory Note, dated as of May 1, 2020, by Biostage Inc. in favor of Bank of America, NA (previously filed as an exhibit to Form 8-K, filed on May 5, 2020, and incorporated herein by reference thereto.)

10.2#	Amended and Restated Equity Incentive Plan, amended and restated as of June 18, 2020 (previously filed as Appendix A to Definitive Schedule 14A (Proxy Statement), filed on April 28, 2020, and incorporated herein by reference thereto).

31.1+	Certification of Vice President of Finance of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of President of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Vice President of Finance of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of President of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Filed herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: August 13, 2020

BIOSTAGE, INC.

By:	/s/ Hong Yu
Name: Hong Yu
Title: President
(principal executive officer)

By:	/s/ Peter Chakoutis
Name: Peter Chakoutis
Title: Vice President of Finance
(principal financial officer)