Form 10-Q
period 2020-09-30
Biostage, Inc.
filed 2020-11-13
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

As of November 11, 2020, there were 9,388,407 shares of common stock, par value $0.01 per share, outstanding.

Biostage Inc.

Form 10-Q

For the Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

BIOSTAGE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$2,048	$913
Restricted cash	50	50
Grant receivable	370	-
Prepaid expenses and other current assets	174	444
Total current assets	2,642	1,407
Property, plant and equipment, net	262	394
Operating lease assets	115	191
Total non-current assets	377	585
Total assets	$3,019	$1,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71	$241
Accrued and other current liabilities	393	438
Current portion of notes payable	224	-
Warrant liability	27	33
Current portion of operating lease liability	78	102
Total current liabilities	793	814
Notes payable, net of current portion	180	-
Operating lease liability, net of current portion	37	89
Total liabilities	$1,010	$903

Commitments and contingencies (Note 6)

Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; 984,000 shares authorized and none issued and outstanding at September 30, 2020 and December 31, 2019	$-	$-
Common stock, par value $0.01 per share, 60,000,000 shares authorized at September 30, 2020 and December 31, 2019; 9,388,407 and 8,155,555 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	94	82
Additional paid-in capital	69,851	65,102
Accumulated deficit	(67,936)	(64,095)
Total stockholders’ equity	2,009	1,089
Total liabilities and stockholders’ equity	$3,019	$1,992

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-

Operating expenses:
Research and development	548	1,597	1,727	4,007
Selling, general and administrative	510	902	2,488	3,194
Total operating expenses	1,058	2,499	4,215	7,201

Operating loss	(1,058)	(2,499)	(4,215)	(7,201)

Other income (expense):
Grant income	370	136	370	473
Change in fair value of warrant liability	28	(14)	6	(5)
Interest expense	-	-	(2)	-
Total other income (expense), net	398	122	374	468

Net loss	$(660)	$(2,377)	$(3,841)	$(6,733)

Basic and diluted net loss per share	$(0.07)	$(0.33)	$(0.45)	$(1.02)
Weighted-average common shares, basic and diluted	8,855	7,224	8,594	6,611

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2020
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2020	8,688	$87	$67,419	$(67,276)	$230
Net loss	-	-	-	(660)	(660)
Share-based compensation	-	-	151	-	151
Issuance of common stock and warrants to purchase common stock	125	1	498	-	499
Issuance of common stock from exercise of warrants	575	6	1,783	-	1,789
Balance at September 30, 2020	9,388	$94	$69,851	$(67,936)	$2,009

	Three Months Ended September 30, 2019
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2019	7,018	$70	$61,765	$(60,119)	$1,716
Net loss	-	-	-	(2,377)	(2,377)
Share-based compensation	-	-	529	-	529
Issuance of common stock from exercise of warrants	625	6	1,244	-	1,250
Balance at September 30, 2019	7,643	$76	$63,538	$(62,496)	$1,118

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Nine Months Ended September 30, 2020
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	8,156	$82	$65,102	$(64,095)	$1,089
Net loss	-	-	-	(3,841)	(3.841)
Share-based compensation	38	-	1,004	-	1,004
Common stock withheld for taxes	(12)	-	(42)	-	(42)
Issuance of common stock and warrants to purchase common stock	276	2	1,056	-	1,058
Issuance of common stock from exercise of warrants	930	10	2,731	-	2,741
Balance at September 30, 2020	9,388	$94	$69,851	$(67,936)	$2,009

	Nine Months Ended September 30, 2019
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	5,670	$57	$57,677	$(55,763)	$1,971
Net loss	-	-	-	(6,733)	(6,733)
Share-based compensation	-	-	1,353	-	1,353
Issuance of common stock and warrants to purchase common stock	348	3	1,274	-	1,277
Issuance of common stock from exercise of warrants	1,625	16	3,234	-	3,250
Balance at September 30, 2019	7,643	$76	$63,538	$(62,496)	$1,118

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,841)	$(6,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,004	1,353
Depreciation	139	165
Change in fair value of warrant liability	(6)	5
Changes in operating assets and liabilities:
Grant receivable	(370)	40
Prepaid expenses and other current assets	270	375
Accounts payable	(170)	110
Accrued and other current liabilities	(45)	69
Net cash used in operating activities	(3,019)	(4,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7)	(118)
Net cash used in investing activities	(7)	(118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	1,058	1,277
Proceeds from exercise of warrants	2,741	3,250
Proceeds from notes payable	404	-
Acquisition of common stock for tax withholding obligations	(42)	-
Net cash provided by financing activities	4,161	4,527
Net decrease in cash and restricted cash	1,135	(207)
Cash and restricted cash at beginning of period	963	1,355
Cash and restricted cash at end of period	$2,098	$1,148

Supplemental disclosure of non-cash investing and financing activities:
Equipment purchases included in accounts payable	$-	$-
Issuance of vested stock	$42	$-

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

Going Concern

The Company has incurred substantial operating losses since its inception, and future losses are anticipated. As of September 30, 2020, the Company has an accumulated deficit of approximately $67.9 million and will require additional financing to fund future operations. The Company expects that its operating cash on-hand at September 30, 2020 of $2.0 million, and SBIR grant funds anticipated to be collected in the fourth quarter will enable it to fund its operating expenses and capital expenditure requirements into the first quarter of 2021. In addition, on January 30, 2020 the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it a pandemic. The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, expenses, clinical trial, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact that may impact the Company. Therefore, these conditions have caused management to determine there is substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds to fund its operations. In the event the Company does not raise additional capital from outside sources before the second quarter of 2021, it may be forced to curtail or cease its operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing pre-clinical and clinical testing of products, research and development, and regulatory efforts and collaborative arrangements necessary for the Company’s products that are currently under development. In addition, the Company received $0.4 million of loan proceeds in May 2020 as part of the Paycheck Protection Program (PPP), established as part of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Based on the current loan terms, payments begin in November 2020 subject to the Company meeting the partial or full loan forgiveness requirements. See Note 4. The Company is currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. The Company may also pursue debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. The Company may not be able to obtain additional financing on favorable terms, if at all.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of September 30, 2020, consolidated interim statements of operations and stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2020, its consolidated results of operations and consolidated stockholders’ equity for the three and nine month periods ended September 30, 2020 and 2019 and consolidated statements of cash flows for the nine month periods ended September 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and nine-month periods ended September 30, 2020 and 2019 are unaudited. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period.

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

On October 26, 2018, the Company was awarded Phase II of the SBIR grant totaling $1.1 million to support expenses for development, testing, and translation to the clinic through September 2019. As of September 30, 2019, the Company had expended $0.6 million of the $1.1 million awarded, and in December 2019 submitted a modified Phase II grant development plan totaling $1.0 million, including $0.5 million unspent from the Phase 2 grant awarded and an additional $0.5 million for the next year of the project, subject to the NICHD approval. On August 3, 2020, the Company was awarded the second year of a Phase II Fast-Track SBIR grant from the Eunice Kennedy NICHD totaling $0.5 million for support of development, testing, and translation to the clinic covering qualified expenses incurred from October 1, 2019 through September 30, 2020. The Company recognized $0.4 million of grant income from Phase II of the SBIR grant for the three and nine months ended September 30, 2020. The Company recognized $0.1 million of grant income $0.1 million and $0.5 million of grant income from Phase II of the SBIR grant for the three and nine months ended September 30, 2019, respectively. The SBIR grant has the potential to provide a total award of approximately $1.8 million, of which approximately $1.2 million has been recognized to date.

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

Restricted Cash

Restricted cash consists of $50,000 held as collateral for the Company’s credit card program as of September 30, 2020 and December 31, 2019. The Company’s consolidated statements of cash flows include restricted cash with cash when reconciling the beginning-of-period and end-of-period total amounts shown on such statements.

A reconciliation of the cash and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the consolidated statements of cash flows is as follows:

	September 30,	December 31,
	2020	2019
	(In thousands)
Cash	$2,048	$913
Restricted cash	50	50
Total cash and restricted cash as shown in the consolidated statements of cash flows	$2,098	$963

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and it establishes additional disclosure requirements related to credit risks. For available-for-sale debt securities with expected credit losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This guidance was originally effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption was permitted. In November 2019, the FASB subsequently issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, whereby the effective date of this standard for smaller reporting companies was deferred to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and early adoption is still permitted.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This standard amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share (“EPS”) guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company does not expect this pronouncement to have a material impact on its condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3. Capital Stock

During the nine months ended September 30, 2020, the Company issued a total of 151,027 and 125,000 shares of its common stock at purchase prices of $3.70 and $4.00 per share, respectively, and warrants to purchase 151,027 shares of common stock at an exercise price of $3.70 per share to a group of investors for aggregate gross and net proceeds of approximately $1.1 million, of which $1.0 million and $0.1 million was allocated to the common stock and warrants, respectively. The fair value of the warrants at issuance was $0.1 million. The Company classified these warrants on its consolidated balance sheets as equity, and valued using the Black-Scholes model based on the following weighted average assumptions:

Risk-free interest rate	0.88%
Expected volatility	106.7%
Expected term	2	months
Expected dividend yield	-
Exercise price	$3.70
Market value of common stock	$3.11

During the nine months ended September 30, 2020, the Company issued 516,877 shares of its common stock to a group of investors in connection with the exercise of 516,877 previously issued warrants at $3.70 per share for aggregate gross and net proceeds of approximately $1.9 million.

During the nine months ended September 30, 2020, the Company issued 414,000 shares of its common stock to a group of investors in connection with the exercise of 414,000 previously issued warrants at $2.00 per share for aggregate gross and net proceeds of approximately $0.8 million.

During the nine months ended September 30, 2020, the Company issued a total of 25,948 shares of its common stock to employees due to the vesting of restricted stock units and issuance of a common stock award.

Warrant to purchase common stock activity for the nine months ended September 30, 2020 was as follows:

	Amount	Weighted-Average Exercise Price
Outstanding at December 31, 2019	2,673,051	$5.38
Issued	151,027	3.70
Exercised	(930,877)	2.94
Outstanding at September 30, 2020	1,893,201	$6.44

4. Notes Payable

On May 4, 2020, the Company obtained a loan (Loan) from the Bank of America (Lender) in the aggregate amount of $0.4 million, pursuant to the PPP, established as part of the CARES Act. The Loan is evidenced by a promissory note dated May 4, 2020 issued by the Company and will accrue interest at a fixed interest rate of 1% per annum from the funding date of May 4, 2020. Payments of principal and interest are deferred for the first six months following funding under the original terms of the promissory note.

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

The Company has recorded the borrowings under the Loan in the accompanying balance sheet based on the terms of the Loan, using a two-year repayment schedule, commencing November 4, 2020. In the event the Loan is amended to provide for a five-year repayment schedule or certain of the amounts are forgiven, each of which are at the sole discretion of the Lender, the Company will account for the change in terms in the period in which the events occur. There is no assurance that the term of the Loan will be extended or any portion of the Loan will be forgiven.

The Company has accounted for the loan under FASB ASC 470, Debt. Repayment amounts due within one year have been recorded as current liabilities, and the remaining amounts due in more than one year as long-term liabilities. If the Company is successful in receiving forgiveness for any portion of the loan used for qualifying expenses, those amounts will be recorded as a gain upon extinguishment.

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

The Company had no assets or liabilities classified as Level 2 as of September 30, 2020 and December 31, 2019. The Company’s restricted cash that serves as collateral for the Company’s credit card program is held in a demand money market account and is measured at fair value based on quoted prices, which are Level 1 inputs. The Company classifies warrants to purchase common stock that are accounted for as liabilities as Level 3 liabilities, as discussed below.

The Company's notes payable carrying value at September 30, 2020 approximates fair value due to the relatively small amount of principal and the short duration of the note payable. The Company had no notes payable at December 31, 2019. See Note 4.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

	Fair Value Measurement as of September 30, 2020
	(In thousands)
Assets:	Level 1	Level 2	Level 3	Total
Restricted cash	$50	$-	$-	$50
Total	$50	$-	$-	$50

Liabilities:
Warrant liability	$-	$-	$27	$27
Total	$-	$-	$27	$27

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

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2020:

Warrant Liability
(In thousands)
Balance at December 31, 2019	$33
Change in fair value upon re-measurement	(6)
Balance at September 30, 2020	$27

The Company has re-measured the warrant liability to estimated fair value at inception, prior to modification and at each reporting date using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30, 2020	December 31, 2019
Risk-free interest rate	0.13%	1.58%
Expected volatility	123.04%	90.53%
Expected term (in years)	1.4	2.1
Expected dividend yield	-	-
Exercise price	$8.00	$8.00
Market value of common stock	$1.60	$2.01
Warrants to purchase shares of common stock	92,212	92,212

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

In June 2020, the Company’s shareholders approved the Amended and Restated Equity Incentive Plan, to among other things, increase of the number of shares of the Company’s common stock available for issuance pursuant to the 2013 Equity Incentive Plan by 3,000,000 shares, which increased the total shares authorized to be issued under the Plan to 5,098,000. There are 3,435,549 shares available for issuance as of September 30, 2020. The Company has 1,641,674 options outstanding at September 30, 2020 at a weighted-average exercise price of $6.33. The Company has 243,532 performance-based options outstanding for which there is unrecognized compensation of $0.8 million at September 30, 2020. No expense has been recognized for these unvested awards as of September 30, 2020 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes.

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Research and development	$73	$245	$234	$398
General and administrative	78	284	770	955
Total share-based compensation	$151	$529	$1,004	$1,353

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

Other

On April 14, 2017, representatives for the estate of a deceased individual filed a civil lawsuit in the Suffolk Superior Court, in Boston, Massachusetts, against the Company and Harvard Bioscience. The complaint alleges that the decedent’s injury and death were caused by two tracheal implants that incorporated synthetic trachea scaffolds and a biologic component combined by the implanting surgeon with a bioreactor, and surgically implanted in the decedent in two surgeries performed in 2012 and 2013. The civil complaint seeks a non-specific sum of money to compensate the plaintiffs. This civil lawsuit relates to the Company’s first-generation trachea scaffold technology for which the Company discontinued development in 2014, and not to the Company’s current Cellspan technology nor to its lead development product candidate, the Cellspan Esophageal Implant. The Company intends to vigorously defend this case. While the Company believes that such claim lacks merit, the Company is unable to predict the ultimate outcome of such litigation. In accordance with a separation and distribution agreement between Harvard Bioscience and the Company relating to the spin-off, the Company would be required to indemnify Harvard Bioscience against losses that Harvard Bioscience may suffer as a result of this litigation. The Company has been informed by its insurance provider that the case has been accepted as an insurable claim under the Company’s product liability insurance policy. The Company does not believe a loss is probable at this time and therefore has not accrued any amounts related to this matter.

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the above matter, there are no such matters pending that the Company expects to be material in relation to its business, financial condition, results of operations, or cash flows.

8. Leases

The Company leases laboratory and office space and certain equipment with remaining terms ranging approximately from 1 year to 4.5 years.

The Company recorded operating lease expense in the following categories in its consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Research and development	$19	$18	$58	$54
General and administrative	11	10	33	30
Total operating lease expense	$30	$28	$91	$84

Cash paid included in the computation of the operating lease assets and lease liability during the nine months ended September 30, 2020 and 2019 amounted to approximately $91,000 and $84,000, respectively.

9. Net Loss Per Share

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the six months ended September 30, 2020 and 2019 because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2020	2019
Warrants to purchase common stock	1,893,201	2,898,821
Options to purchase common stock	1,641,674	1,790,289
Unvested restricted common stock units	-	3,300
Total	3,534,875	4,692,410

10. Income Taxes

The Company did not provide for any income taxes in its consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019. The Company has provided a valuation allowance for the full amount of its net deferred tax assets because, at September 30, 2020 and December 31, 2019, it was more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company has not recorded any amounts for unrecognized tax benefits as of September 30, 2020 or December 31, 2019. As of September 30, 2020 and December 31, 2019, the Company had no accrued interest or tax penalties recorded related to income taxes. The Company is subject to U.S. federal income tax and Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for all periods from inception through December 31, 2019; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

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

For all periods through September 30, 2020, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the Company’s income tax provision for the three and nine months ended September 30, 2020, or to the Company’s net deferred tax assets as of September 30, 2020.

11. Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Quarterly Report on Form 10-Q with the Securities Exchange Commission and has determined that there are no such events to report.

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

In October 2019, we filed an Investigational New Drug (IND) application with the U.S Food and Drug Administration (FDA) to treat patients with esophageal disease, absent of cancer, in adults that would require a short segment esophageal implant following clinically indicated short segment resection of the thoracic esophagus with our CEI product candidate. In November 2019, we received notice from the FDA placing our IND on clinical hold and providing a preliminary list of clinical hold and non-clinical hold questions. In December 2019, we received the formal letter with clinical hold and non-clinical hold questions and submitted our response to the clinical hold questions on February 18, 2020. On March 19, 2020, the FDA notified us that the IND for our CEI product candidate has been removed from clinical hold and that we can proceed with our study. This FDA approval enables us to start clinical planning, engaging with a clinical research organization and site readiness in advance of starting the clinical trial for our CEI product candidate. On May 7, 2020, we submitted responses to certain non-clinical hold questions and finalized a majority of remaining non-clinical hold responses in Q3 2020, and expect to submit the remaining responses in Q4 2020, except for our clinical trial details once a clinical research organization is selected. The COVID-19 pandemic could adversely impact our business, including planned clinical trials, as discussed below in this Item.

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

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of September 30, 2020 had an accumulated deficit of approximately $67.9 million, which will require us to seek additional financing to fund future operations. We expect that our operating cash on-hand at September 30, 2020 of $2.0 million, and SBIR grant funds of $0.4 million collected in the fourth quarter will enable it to fund its operating expenses and capital expenditure requirements into the first quarter of 2021. In addition, in May 2020 we received $0.4 million of loan proceeds as part of the Paycheck Protection Program (PPP), established as part of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Based on the current loan terms, payments begin in November 2020 subject to us meeting the partial or full loan forgiveness requirements (See Note 4 in the Consolidated Financial Statements included in Part I “Financial Information”, Item 1 of this report for further discussion). As discussed in Note 1 to the consolidated financial statements, these conditions raise substantial doubt about our ability to continue as a going concern.

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

Capital Transactions

During 2019 we had the following capital transactions:

•	On January 31, 2019, we issued 500,000 shares of our common stock to an investor in connection with the exercise of 500,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share for total gross proceeds in the amount of $1.0 million.

•	On April 24, 2019 and May 3, 2019, we issued a total of 500,000 shares of our common stock to an investor in connection with the exercise of 500,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share for total gross proceeds in the amount of $1.0 million.

•	On June 12, 2019, we issued a total of 345,174 shares of our common stock and warrants to purchase 345,174 shares of common stock to a group of investors at an exercise price of $3.70 per share, in exchange for aggregate gross proceeds of approximately $1.3 million.

•	On August 30, 2019 and September 4, 2019, we issued a total of 595,000 shares of our common stock to a group of investors in connection with the exercise of 595,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share in exchange for total gross proceeds in the amount of approximately $1.2 million.

•	On September 30, 2019, we issued a total of 30,000 shares of our common stock to a group of investors in connection with the exercise of 30,000 warrants, which were previously issued on December 27, 2017, at $2.00 per share in exchange for total gross proceeds in the amount of $60,000.

•	During the nine months ended September 30, 2019, we issued a total of 3,506 shares of our common stock to employees due to the vesting of restricted stock units.

•	On November 11, 2019, we issued a total of 75,000 shares of our common stock to Connecticut Children’s Medical Center in connection with the exercise of a total of 75,000 warrants, which were previously issued on January 3, 2018, at $2.00 per share for total gross proceeds in the amount of $150,000.

During 2020 we had the following capital transactions:

•	During the nine months ended September 30, 2020, we issued a total of 151,027 and 125,000 shares, respectively, of our common stock at a purchase prices of $3.70 and $4.00 per share, respectively, and warrants to purchase 151,027 shares of common stock at an exercise price of $3.70 per share to a group of investors for aggregate gross and net proceeds of approximately $1.1 million.

•	During the nine months ended September 30, 2020, we issued 414,000 shares of our common stock to a group of investors in connection with the exercise of 414,000 previously issued warrants at $2.00 per share for aggregate gross and net proceeds of approximately $0.8 million.

•	During the nine months ended September 30, 2020, we issued 516,877 shares of our common stock to a group of investors in connection with the exercise of 516,877 previously issued warrants at $3.70 per share for aggregate gross and net proceeds of approximately $1.9 million.

•	On May 4, 2020, we were granted a loan from the Bank of America in the aggregate amount of $0.4 million, pursuant to the Paycheck Protection Program (PPP), established as part of the CARES Act (See Note 4 in the Consolidated Financial Statements included in Part I “Financial Information”, Item 1 of this report for further discussion).

•	During the nine months ended September 30, 2020, we issued a total of 25,948 shares of our common stock to former chief executive officer and an employee due to the vesting of restricted stock units and issuance of a common stock award.

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

On October 26, 2018, we were awarded Phase II of the SBIR grant totaling $1.1 million to support activities for development, testing, and translation to the clinic through September 2019. As of September 30, 2019, we had expended $0.6 million of the $1.1 million awarded, and in December 2019 submitted a modified Phase II grant development plan totaling $1.0 million, including $0.5 million of the unspent Phase II grant awarded and an additional $0.5 million for the next year of the project was approved by the NICHD on August 3, 2020. We recognized $0.4 million of grant income under the SBIR during the three months ended September 30, 2020. The SBIR grant has the potential to provide a total award of approximately $1.8 million, of which approximately $1.2 million has been expended through September 30, 2020.

Grant income is recognized based on timing of when qualified research and development costs are incurred and recorded and classified as grant income in other income (expense), net in the consolidated statements of operations. We recognized $370,000, $473,000, and $176,000 from Phase II during 2020, 2019 and 2018, respectively, and $225,000 from Phase I in 2018.

Management and Employees

We disclosed in our Current Report on Form 8-K dated June 17, 2019 that Thomas McNaughton, our former Chief Financial Officer, resigned from his role effective June 14, 2019. We disclosed in our Current Report on Form 8-K dated February 7, 2020 that James McGorry, our former Chief Executive Officer, resigned from his role effective February 7, 2020. We also disclosed in our Current Report on Form 8-K dated August 31, 2020 that Peter Chakoutis, our Vice President of Finance and Principal Accounting Officer, had taken a leave of absence from his role for personal reasons effective August 24, 2020. We disclosed in our Current Report on Form 8-K dated October 30, 2020 that Mr. Chakoutis would not be returning to the Company and we named James Mastridge as Interim Vice President of Finance. We are currently in the process of evaluating our options to fill these positions. At September 30, 2020, we had 8 employees, 7 of whom were full-time and one part-time.

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

Changes in fair value of warrant liability. Changes in fair value of warrant liability represent the change in the fair value of common stock warrants classified as liability awards during the three and nine months ended September 30, 2020 and 2019. We use the Black-Scholes pricing model to value the related warrant liability. The costs associated with the issuance of the warrants have been recorded as an expense upon issuance.

The following table summarizes the results of our operations for the three and nine months ended September 30, 2020 and 2019 ($ in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Operating Expenses
Research and development	$548	$1,597	(66)%	$1,727	$4,007	(57)%
Selling, general and administrative	510	902	(44)%	2,488	3,194	(22)%
Total Operating Expenses	1,058	2,499	(58)%	4,215	7,201	(42)%

Other Income (Expense)
Grant income	370	136	172%	370	473	(22)%
Change in fair value of warrant liability	28	(14)	300%	6	(5)	(220)%
Interest expense	-	-	nm	(2)	-	nm
Other Income (Expense), Net	398	122	226%	374	468	(20)%

Net Loss	$(660)	$(2,377)	(72)%	$(3,841)	$(6,733)	(43)%

nm = not meaningful

Comparison of the three months ended September 30, 2020 compared to the three months ended September 30, 2019

Research and Development Expense

Research and development expenses decreased approximately 66% to $0.5 million for the three months ended September 30, 2020 compared to $1.6 million for the three months ended September 30, 2019. This decrease was due primarily to $0.4 million of lower outsourced study costs and lab operating supplies, a $0.3 million decrease in regulatory consulting expenses, $0.3 million of lower employee and share-based compensation expenses, and a $0.1 decrease in all other expenses.

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

Selling, General and Administrative Expense

Selling, general and administrative expense decreased approximately 44% to $0.5 million for the three months ended September 30, 2020 compared to $0.9 million the same period in 2019. This decrease was due primarily to $0.2 million of lower employee-based expenses due to reduced staff, and $0.2 million of lower share-based compensation due primarily to the separation arrangement with our former chief financial officer.

Grant income

On August 3, 2020, the Company was awarded the second year of a Phase II Fast-Track SBIR grant from the Eunice Kennedy NICHD. For the three months ended September 30, 2020, we recorded grant income of $370,000 for qualified expenditures under the SBIR grant for the period October 1, 2019 through September 30, 2020. For the three months ended September 30, 2019 we recorded grant income of $136,000 for qualified expenditures under the SBIR grant.

Change in fair value of warrant liability

During the three months ended September 30, 2020, the change in fair value of our warrant liability resulted in other income of $28,000 due primarily to a lower stock price of the underlying common shares. This compared to $14,000 of other expense for three months ended September 30, 2019 due to an increase in the price of the underlying common shares. The other income in both periods was partly offset by an increase in the volatility of the underlying common shares.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019

Research and Development Expense

Research and development expense decreased approximately 57% to $1.7 million for the nine months ended September 30, 2020 compared to $4.0 million for the comparable nine-month period in 2019. This decrease was due primarily to $1.0 million of lower outsourced study costs and lab operating supplies, a $0.7 million decrease in regulatory consulting expenses, $0.5 million of lower employee and share-based compensation expenses, and a $0.1 million decrease in all other expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased approximately 22% to $2.5 million for the nine months ended September 30, 2020 compared to $3.2 million for the comparable nine-month period in 2019. This decrease was due primarily to $0.7 million of lower employee and share-based expenses due to the separation of our former chief executive officer and chief financial officer.

Grant income

For the nine months ended September 30, 2020 we recorded grant income of $370,000 for qualified expenditures under the SBIR grant for the period October 1, 2019 to September 30, 2020. For the nine months ended September 30, 2019 we recorded grant income of $473,000 for qualified expenditures under the SBIR grant.

Change in fair value of warrant liability

During the nine months ended September 30, 2020, the change in fair value of our warrant liability resulted in other income of $7,000 due primarily to a lower stock price of the underlying common shares. This compared to other expense of $5,000 for nine months ended September 30, 2019 due primarily to an increase in the price of the underlying common shares during the period.

Liquidity and Capital Resources

Sources of liquidity.  We have incurred operating losses since inception, and as of September 30, 2020 we had an accumulated deficit of approximately $67.9 million. We are currently investing significant resources in the development and commercialization of our products for use by clinicians and researchers in the fields of regenerative medicine and bioengineering. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future.

The following table sets forth the primary uses of cash for the nine months ended September 30, 2020 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(3,019)	$(4,616)
Net cash used by investing activities	$(7)	$(118)
Net cash provided by financing activities	$4,161	$4,527

Comparison of Nine Months Ended September 30, 2020 and 2019

Operating activities.  Net cash used in operating activities of $3.0 million for the nine months ended September 30, 2020 was due primarily to our net loss of $3.8 million, partially offset by $1.2 million add-back for non-cash expenses including share-based compensation, depreciation, and change in fair value of warrant liability. The cash impact of working capital due to the timing of prepaid expenses and accounts payable was negligible during the period.

Net cash used in operating activities of $4.6 million for the nine months ended September 30, 2019 was primarily due primarily to our net loss of $6.7 million, partially offset by $1.5 million non-cash expenses related to share-based compensation and depreciation, and $0.6 million of cash provided from working capital due to the timing of prepaid expenses and accounts payable.

Investing activities.  There were $7,000 of investing activities for the nine months ended September 30, 2020 for an equipment purchase. Net cash used for investing activities for the nine months ended September 30, 2019 reflected $118,000 of equipment purchases.

Financing activities. Net cash generated from financing activities during the nine months ended September 30, 2020 of $4.2 million consisted of $1.1 million of net proceeds received from private placement transactions that resulted in the issuance of 276,027 shares of our common stock and warrants to purchase 151,027 and 125,000 shares of common stock to a group of investors at exercise prices of $3.70 and $4.00 per share, respectively, $2.7 million received from the issuance of 930,877 shares of our common stock to a group of investors in connection with previously issued warrants, and $0.4 million from a loan granted to us in May 2020 pursuant to the PPP established as part of the CARES Act. These proceeds were offset slightly by $46,000 of payments for employee tax withholdings for common shares repurchased for vested stock awards.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of September 30, 2020.

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

This report includes the certifications of our President (who is our principal executive officer) and our Interim Vice President of Finance (who is our principal financial and accounting officer) required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications

Evaluation of Disclosure Controls and Procedures

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our President and Interim Vice President of Finance, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon the evaluation described above, our President and Interim Vice President of Finance have concluded that they believe our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the President and Interim Vice President of Finance, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended September 30, 2020. During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

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

Our success is highly dependent on the continued services of key management, technical and scientific personnel and collaborators. Our management and other employees may voluntarily terminate their employment at any time upon short notice. In February 2020 our Chief Executive Officer, James McGorry resigned; and in July 2019 our Chief Financial Officer, Thomas McNaughton, resigned; and in October 2020, we determined that Peter Chakoutis, our former Vice President of Finance, who had been on a temporary leave of absence for personal reasons, would not be returning to us. The loss of the services of any member of our senior management team, including our President, Hong Yu, our Chief Scientific Officer, Dr. William Fodor, our interim Vice President of Finance, James Mastridge, and our other key scientific, technical and management personnel, may significantly delay or prevent the achievement of product development and other business objectives. We can give no assurance that we could find satisfactory replacements for our current and future key scientific and management employees, including recently terminated executives, on terms that would not be unduly expensive or burdensome to us.

Item 6.	Exhibits

Exhibit Index
10.1	Securities Purchase Agreement by and between Biostage, Inc. and Dao Capital Group Limited, dated August 18, 2020. (previously filed as an exhibit to Form 8-K, filed on August 20, 2020, and incorporated herein by reference thereto).

10.2	Securities Purchase Agreement by and between Biostage, Inc. and Dao Capital Group Limited, dated August 20, 2020. (previously filed as exhibit to Form 8-K, filed on August 20, 2020, and incorporated herein by reference thereto).

10.3#	Consulting Agreement, executed on October 6, 2020, between Biostage, Inc. and Danforth Advisors, LLC (previously filed as an exhibit to Form 8-K, filed on October 30, 2020, and incorporated herein by reference thereto).

31.1+	Certification of Interim Vice President of Finance of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of President of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Interim Vice President of Finance of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of President of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.

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

Date: November 13, 2020

BIOSTAGE, INC.

By:	/s/ Hong Yu
Name: Hong Yu
Title: President

By:	/s/ James Mastridge
Name: James Mastridge
Title: Interim Vice President of Finance