Form 10-K
period 2020-12-31
Biostage, Inc.
filed 2021-04-13
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2020 was approximately $13,875,400. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

At April 8, 2021, there were 9,388,407 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2021 Annual Meeting of Stockholders (the Proxy Statement), to be filed within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

BIOSTAGE, INC.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2020

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

In October 2019, we filed an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) to treat patients with esophageal disease, absent of cancer, in adults that would require a short segment esophageal implant following clinically indicated short segment resection of the thoracic esophagus with our CEI product candidate. In November 2019, we received notice from the FDA placing our IND on clinical hold and providing a preliminary list of clinical hold and non-clinical hold questions. In December 2019, we received the formal letter with clinical hold and non-clinical hold questions and submitted our response to the clinical hold questions on February 18, 2020. On March 19, 2020, the FDA notified us that the IND for our CEI product candidate had been removed from clinical hold and that we could proceed with our study. This FDA approval enables us to start our transition to a clinical-stage biotechnology company, and start clinical planning, engaging with a clinical research organization and site readiness in advance of starting the clinical trial for our CEI product candidate. On May 7, 2020, we submitted responses to certain non-clinical hold questions and finalized a majority of the remaining non-clinical hold responses in the third quarter of 2020, and submitted the remaining responses in the fourth quarter of 2020, except as it relates to our clinical trial details that we will submit once a clinical research organization is selected. The ongoing COVID-19 pandemic could continue to adversely impact our business, including planned clinical trials, as discussed elsewhere in this document.

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

We have also formed a subsidiary in Hong Kong, Harvard Apparatus Regenerative Technology Limited, as we continue to assess the market and regulatory approval pathway in China as to our implant products. We are not certain at this time as to which market, including U.S. or China for example, may provide the most viable initial pathway for regulatory approval to a commercial product. This will depend on a number of factors, including the approval and development processes, related costs, ability to raise capital and the terms and conditions thereof, as well as the ongoing impact of the COVID-19 pandemic, among other factors. Any development and capital raising efforts in China may include a joint venture in relation to our Hong Kong subsidiary, and would also involve a number of commercial variables, including rights and obligations pertaining to licensing, development and financing, among others. Our failure to receive or obtain such clearances or approvals on a timely basis or at all, whether that be in the U.S., China or otherwise, would have an adverse effect on our results of operations.

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

Developing products that have a relatively short time to market.  Since the number of patients diagnosed each year in the U.S. with a life-threatening esophageal condition that would require a short segment esophageal implant following clinically indicated short segment resection of the thoracic esophagus is relatively small, we expect the number of patients that we would likely need to enroll in a clinical trial will also be relatively small. We expect up to 10 patients to be enrolled in our first clinical trial, which implies a relatively fast enrollment time, subject to milestone achievement requirements on initial patient(s) imposed by the FDA prior to enrolling additional patients, and a less expensive clinical development program. Therefore, we expect to be able to conduct a clinical trial in a relatively short period of time, subject to enrollment time constraints, compared to clinical trials in indications with larger patient populations. We intend to work closely with regulatory agencies and clinical experts to design and size the clinical studies appropriately based on the specific conditions our products are intended to treat. We are evaluating the potential impact of the COVID-19 pandemic on our study timelines and costs.

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

We believe that our technology is unique, in that its mode of action appears to be different from other tissue engineering scaffold products developed previously, of which we are aware. Prior to our development of the technology, our approach attempted to implant a biocompatible scaffold that would be incorporated into the patient’s body by the surrounding native tissue growing into the scaffold. To our knowledge, all previous research and development efforts by other investigators were based on that same concept. Our technology appears to work very differently. We believe that the unique combination of our highly-engineered biocompatible scaffold with a population of the patient’s own mesenchymal cells enables an organ to develop new native tissue around our scaffold, but not into it, so the scaffold acts as a type of frame or staging for the new tissue. As a result, our scaffold is not incorporated into the body. Instead, it is retrieved from the body via an endoscopic procedure, not surgically, after sufficient tissue remodeling and regeneration has occurred.

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

Life-threatening conditions of the Trachea

There are approximately 8,000 patients per year in the U.S. and Europe who suffer from a condition of the trachea that put the patient at high risk of death. These conditions can be due to tracheal trauma, tracheal stenosis or trachea cancer. There are approximately 40,000 tracheal trauma patients diagnosed each year in the U.S. Of those, approximately 1,000 are severe enough to need surgical resection procedures. Tracheal stenosis is a rare complication from tracheostomies but may have a devastating impact on respiratory function for patients. Approximately 2,000 patients are diagnosed with stenosis from tracheostomy in the U.S. each year. Trachea cancer is a very rare but extremely deadly cancer. Trachea cancer patients in the U.S. have a median survival of 10 months from diagnosis and a 5-year survival of only 27%. There were approximately 200 cases of primary trachea cancer diagnosed in the U.S. in 2013. Based on these facts, we estimate that there are approximately 8,000 patients in the U.S. and Europe with conditions of the trachea that put them at high risk of death, but for whom there is currently no clinically effective tracheal implant or replacement method currently available.

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

Clinical Trials

Our CEI has been designated by the FDA as a combination product. We believe that this is a favorable designation as it allows for orphan designation and a more participatory path to approval. We have conducted numerous pre-clinical studies in our esophageal implant programs and continue to see consistent regeneration. Additionally, our CEI product candidate was used in an FDA-approved first-in-human compassionate use successfully in 2017. In October 2019, we filed an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) to treat patients with esophageal disease in adults that would require a short segment esophageal implant following clinically indicated short segment resection of the thoracic esophagus with our CEI product candidate. In November 2019, we received notice from the FDA placing our IND on clinical hold and providing a preliminary list of clinical hold and non-clinical hold questions. In December 2019, we received the formal letter with clinical hold and non-clinical hold questions and submitted our response to the clinical hold questions on February 18, 2020. On March 19, 2020, the FDA notified us that the IND for our CEI product candidate has been removed from clinical hold and that we can proceed with our study. This FDA approval enables us to start the transition to a clinical-stage biotechnology company, and start clinical planning, engaging with a clinical research organization and site readiness in advance of starting the clinical trial for our CEI product candidate.

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

We intend to initially pursue regulatory approval for our CEI product candidate in the U.S., however as described above we are assessing the regulatory approval pathway in China and it is possible that this pathway may end up being the initial pathway. We believe that approximately one half of the world’s esophageal disease cases occur in China, which would represent the largest potential patient population for our adult esophageal implant product candidate, and we are consequently preparing to address that market. Following clinical trials in other foreign markets, we expect to pursue regulatory approval for our CEI in those foreign markets.

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

We incurred approximately $2.1 million and $4.9 million of research and development expenses in 2020 and 2019, respectively. As we have not yet applied for or received regulatory approval to market any clinical products, no amount of these research and development costs have been passed on to our customers.

On March 28, 2018, we were awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development (NICHD) to support testing of pediatric Cellspan™ Esophageal Implants (CEIs). The award for Phase I provided for the reimbursement of approximately $0.2 million of qualified research and development costs which was received and recognized as grant income during 2018.

On October 26, 2018, we were awarded the Phase II Fast-Track SBIR grant from the Eunice Kennedy NICHD grant aggregating $1.1 million to support development, testing, and translation to the clinic through September 2019 and represented years one and two of the Phase II portion of the award. On August 3, 2020, we were awarded a third year of the Phase II grant totaling $0.5 million for support of development, testing, and translation to the clinic covering qualified expenses incurred from October 1, 2019 through September 30, 2020. In September of 2020, we filed and were granted a one year, no-cost extension for the Phase II grant period extending through September 30, 2021.

For the years ended December 31, 2020 and 2019, we recognized $0.4 million and $0.5 million of grant income, respectively, from Phase II of the SBIR grant. The aggregate SBIR grant to date provides us with a total award of $1.8 million, of which, approximately $1.3 million has been recognized through December 31, 2020.

In March 2021, we received additional cash proceeds of $0.2 million from the Phase II grant.

Manufacturing and Resources

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

For our scaffolds we use a process called electrospinning to create the fabric part of the scaffold. Electrospinning is a well-known fabrication process. It is useful for cell culture applications as it can create extremely thin fibers (much thinner than a human hair) that can make a fabric with pores approximately the same size as a cell. The electrospinning process parameters can be tuned to create a structure that is very similar to the natural structure of the collagen fibers in human extracellular matrix. Our process and end product have been developed over many years and involve many trade secrets and proprietary know-how. Our Cellspan scaffolds are made from polyurethane, an inert polymer that is not bioresorbable. However, we also perform studies on the use of scaffolds made from bioresorbable materials. While we do not manufacture the cells, as they will come from the patient’s adipose tissue, for regulatory purposes we are responsible for the quality control of the cells and the seeding of the cells onto the scaffold in the bioreactor. For this we have, in collaboration with our partners, developed standard operating procedures for the seeding of cells on the scaffold. For U.S. clinical trials we anticipate that the seeding will be performed using our Cellspan automatic cell seeder with our bioreactor at a pre- qualified third-party contract manufacturer using current Good Manufacturing Practices (cGMP) using our proprietary protocol and under the supervision of our staff.

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

Employees and Human Capital Resources

As of December 31, 2020, we had 7 employees working in our business, of whom 6 were full-time and one was part-time. At that date, all of our employees were based in the U.S. None of our employees are unionized. In general, we consider our relations with our employees to be good. Our employees are highly skilled, and many hold advanced degrees. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We have taken proactive steps throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

JOBS Act

Effective December 31, 2020, we are no longer considered an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012.

Information about our Executive Officers

The following table shows information about our executive officers:

Name	Age	Position(s)
Hong Yu	48	President
Dr. William Fodor	62	Chief Scientific Officer
Peter Pellegrino	46	Interim Vice President of Finance

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

Peter Pellegrino – Interim Vice President of Finance

Mr. Pellegrino has been working as a consultant for the Company since March 1, 2020 pursuant to our engagement of Point Providence Consulting, a financial consultancy firm that specializes in working with life sciences companies. Mr. Pellegrino was appointed as our Interim Vice President of Finance prior to the filing of this Form 10-K and is currently President of Point Providence Consulting. In his tenure at Point Providence, Mr. Pellegrino serves in a variety of financial roles to a number of public and private companies in various stages of research, clinical development and commercialization. Immediately prior to forming Point Providence Consulting, Mr. Pellegrino served as Vice President, Corporate Controller and Treasurer of Verastem, Inc., a publicly traded biopharmaceutical company, from 2018 to 2019. From 2017 to 2018, Mr. Pellegrino was employed by Merus, Inc., a publicly traded oncology company, as Vice President, Corporate Controller. Previously, Mr. Pellegrino was Corporate Controller of Aspen Aerogels, Inc., a publicly traded designer, developer, and manufacturer of insulation products from 2009 to 2017. Prior to 2009, he served in various managerial positions in the areas of accounting and financial reporting. Mr. Pellegrino holds a B.S. in business administration from Bryant University.

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

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making an investment decision regarding our common stock.

•	Our audited financial statements for the year ended December 31, 2020 contain a going concern qualification. Our financial status creates doubt whether we will continue as a going concern. We will need additional funds in the near future and our operations will be adversely affected if we are unable to obtain needed funding.

•	We have generated insignificant revenue to date and have an accumulated deficit. We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

•	We have identified a material weakness in our internal control over financial reporting. Our ability to remediate this, our discovery of additional weaknesses, and our inability to achieve and maintain effective internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our company.

•	The COVID-19 pandemic could continue to adversely impact our business, including clinical trials.

•	Our products are in an early stage of development. If we are unable to develop or market any of our products, our financial condition will be negatively affected, and we may have to curtail or cease our operations.

•	Our products will subject us to liability exposure.

•	The results of our clinical trials or pre-clinical development efforts may not support our product claims or may result in the discovery of adverse side effects.

•	If we fail to obtain, or experience significant delays in obtaining, regulatory approvals in the U.S., China or the E.U. for our products, including those for the esophagus and airways, or are unable to maintain such clearances or approvals for our products, our ability to commercially distribute and market these products would be adversely impacted.

•	Even if our products are cleared or approved by regulatory authorities, if we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

•	Our principal stockholders hold a majority of voting power and will be able to exert significant control over us.

•	We do not intend to pay cash dividends on our common stock.

Risk Factors

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

Risks Relating to Our Financial Position, Need for Capital and Operating Risks

Our audited financial statements for the year ended December 31, 2020 contain a going concern qualification. Our financial status creates doubt whether we will continue as a going concern. We will need additional funds in the near future and our operations will be adversely affected if we are unable to obtain needed funding.

We ended December 31, 2020 with approximately $1.0 million of operating cash on-hand and will need to raise additional capital in the second quarter and beyond to fund operations. If we do not raise additional capital from outside sources before or during early June 2021, we will be forced to further curtail or cease our operations. Based on these circumstances, our ability to continue as a going concern is at risk and our independent registered public accounting firm included a “going concern” qualification as to our ability to continue as a going concern in their audit report dated April 13, 2021, included in this Form 10-K. Our cash requirements and cash resources will vary significantly depending upon the timing, and the financial and other resources that will be required to complete ongoing development and pre-clinical and clinical testing of our products as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. In addition to development and other costs, we expect to incur capital expenditures from time to time. These capital expenditures will be influenced by our regulatory compliance efforts, our success, if any, at developing collaborative arrangements with strategic partners, our needs for additional facilities and capital equipment and the growth, if any, of our business in general. We will require additional funding to continue our anticipated operations and support our capital and operating needs. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. In addition, general market conditions, including the effect of the COVID-19 pandemic on financial markets, as well as the effects of laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (CFIUS), and other agencies and related regulations, including the Foreign Investment Risk Review Modernization Act (FIRRMA), adopted in August 2018, may make it difficult for us to seek financing from the capital markets.

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

We have generated insignificant revenues to date, and we have generated no revenues from sales of any clinical products, and, as of December 31, 2020, we had an accumulated deficit of approximately $69.0 million. We expect to continue to experience losses in the foreseeable future due to our limited anticipated revenues and significant anticipated expenses. We do not anticipate that we will achieve meaningful revenues for the foreseeable future. In addition, we expect that we will continue to incur significant operating expenses as we continue to focus on additional research and development, preclinical testing, clinical testing and regulatory review and/or approvals of our products and technologies. As a result, we cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

Our products are in an early stage of development. If we are unable to develop or market any of our products, our financial condition will be negatively affected, and we may have to curtail or cease our operations.

We are in the early stage of product development. One must evaluate us in light of the uncertainties and complexities affecting an early-stage biotechnology company. Our products require additional research and development, preclinical testing, clinical testing and regulatory review and/or approvals or clearances before marketing. In addition, we may not succeed in developing new products as an alternative to our existing portfolio of products. If we fail to successfully develop and commercialize our products, including our esophageal or airway products, our financial condition may be negatively affected, and we may have to curtail or cease our operations.

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

Our success is highly dependent on the continued services of key management, technical and scientific personnel and collaborators. Our management and other employees may voluntarily terminate their employment at any time upon short notice. In February 2020 our Chief Executive Officer, James McGorry resigned; and in July 2019 our Chief Financial Officer, Thomas McNaughton, resigned; and in October 2020, we determined that Peter Chakoutis, our former Vice President of Finance, who had been on a temporary leave of absence for personal reasons, would not be returning to us. The loss of the services of any member of our senior management team, including our President, Hong Yu, our Chief Scientific Officer, Dr. William Fodor, our interim Vice President of Finance, Peter Pellegrino, and our other key scientific, technical and management personnel, may significantly delay or prevent the achievement of product development and other business objectives. We can give no assurance that we could find satisfactory replacements for our current and future key scientific and management employees, including recently terminated executives, on terms that would not be unduly expensive or burdensome to us.

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

We have identified a material weakness in our internal control over financial reporting. Our ability to remediate this, our discovery of additional weaknesses, and our inability to achieve and maintain effective internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our company.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. As disclosed in more detail under "Controls and Procedures" in Part II, Item 9A of this Report, we have identified a material weakness as of December 31, 2020 in our internal control over financial reporting resulting from our failure to design or maintain effective internal controls over the timely identification and recording of financial statement adjustments. Specifically, we did not identify, analyze, record, and disclose certain non-routine accounting matters, such as a lease extension and a grant contract, timely and accurately.

Our management has taken immediate action to begin remediating this material weakness. Additional details regarding the initial remediation efforts are disclosed in more detail under "Controls and Procedures" in Part II, Item 9A of this Report. In addition, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting. During the course of our evaluation, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. In addition, there can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

If, as a result of deficiencies in our internal control over financial reporting we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, if we fail to remediate this material weakness and maintain an effective system of internal control over financial reporting, we may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results, as well as delays or the inability to meet our reporting obligations or to comply with SEC rules and regulations. Any of these could result in delisting actions, result in investigation and sanctions by regulatory authorities, impair our ability to produce accurate financial statements on a timely basis, lead to a restatement of our financial statements and adversely affect our business and the trading price of our common stock.

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

We depend upon single-source suppliers for the hardware used for our proprietary automatic cell seeder, bioreactor control and acquisition system. The loss of a single source supplier, or future single-source suppliers we may rely on, or their failure to provide us with an adequate supply of their products or services on a timely basis, could adversely affect our business.

We currently have single-source suppliers for certain components that we use for our proprietary automatic cell seeder, bioreactor control and acquisition systems as well as materials used in scaffolds. We may also rely on other single-source suppliers for critical components of our products in the future. If we were unable to acquire hardware or other products or services from applicable single-source suppliers, we could experience a delay in developing and manufacturing our products.

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

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property suits, interference proceedings and related legal and administrative proceedings would be costly and may divert our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits should they occur. An adverse determination of any litigation or defense proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of being rejected and patents not being issued.

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

On May 4, 2020, we obtained a loan (the “Loan”) from the Bank of America (the “Lender”) in the aggregate amount of $404,221, pursuant to the Paycheck Protection Program (the “PPP”), established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Our application for the PPP Loan could in the future be determined to have been impermissible which could adversely impact our business and reputation. Under the CARES Act, we may be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses, provided that we retain a certain number of employees and maintain compensation within certain regulatory parameters of the PPP. However, we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven.

In applying for the PPP Loan, we were required to certify, among other things, that the then current economic uncertainty made the PPP Loan necessary to support our ongoing operations. We made these certifications in good faith after analyzing, among other things, the requirements of the PPP loan, our current business activity and our ability to access other sources of liquidity sufficient to support our ongoing operations in a manner that would not be significantly detrimental to our business. We believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan was consistent with the broad objectives of the PPP of the CARES Act. The certification regarding necessity described above did not at the time contain any objective criteria and continues to be subject to interpretation. If, despite our good-faith belief that we satisfied all eligibility requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to civil, criminal and administrative penalties. Any violations or alleged violations may result in adverse publicity and damage to our reputation, a review or audit by the SBA or other government entity or claims under the False Claims Act. These events could consume significant financial and management resources and could have a material adverse effect on our business, results of operations and financial condition.

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

General Risk Factors

The ongoing COVID-19 pandemic has and may continue to affect our ability to initiate, resume and complete current or future preclinical studies or clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, this pandemic may continue to adversely impact economies worldwide, which could result in adverse effects on our business and operations.

The ongoing COVID-19 pandemic has caused many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

We and our third-party manufacturers and prospective contract research organizations, or CROs, may face disruptions that may affect our ability to initiate, resume and complete preclinical studies or clinical trials, including disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, and laboratory supplies for our current and future preclinical studies and clinical trials, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. We and our third-party manufacturers and prospective CROs, may face disruptions or future clinical trials arising from delays in IND-enabling studies, manufacturing disruptions, and the ability to obtain necessary institutional review board or other necessary site approvals, as well as other delays at clinical trial sites.

We may also face difficulties recruiting or enrolling patients for future clinical trials if patients are affected by the COVID-19 virus or are fearful of visiting or traveling to clinical trial sites because of the outbreak.

The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. For example, the FDA has announced that in order to bring new therapies to patients sick with COVID-19 as quickly as possible, it has redeployed medical and regulatory staff from other areas to work on COVID-19 therapies. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

We have modified our business practices, including implementing a work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, and other business partners in light of COVID-19. In the event of a continuation of shelter-in-place orders and/or other mandated local travel restrictions, our employees conducting research and development activities may not be able to access our research space, and our core activities may be significant limited or curtailed, possibly for an extended period of time.

The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations and prospects.

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

Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The TCJA includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, former President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax, an annual fee on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the Medical Device Excise Tax (MDET) on non-exempt medical devices. Since then, The Further Consolidated Appropriations Act, 2020 H.R. 1865, signed into law on December 20, 2019, repealed the MDET. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The effect that the ACA and its possible repeal and replacement may have on our business remains unclear.

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

We expect that we will seek to raise additional capital from time to time in the future, which may involve the issuance of additional shares of common stock, or securities convertible or exercisable into common stock. The purchasers of the shares of common stock and warrants to purchase shares of common stock from our public offerings and private placements= may sell significant quantities of our common stock in the market, which may cause a decline in the price of our common stock. Further, we cannot predict the effect, if any, that any additional market sales of common stock, or anticipation of such sales, or the availability of those shares of common stock for sale will have on the market price of our common stock. Any future sales of significant amounts of our common stock, or the perception in the market that this will occur, may result in a decline in the price of our common stock.

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

Your percentage ownership will be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees, as well as shares of common stock, or securities convertible into common stock, we issue in connection with future capital raising or strategic transactions. Our Amended and Restated Equity Incentive Plan provides for the grant of equity-based awards, including restricted stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards to our directors, officers and other employees, advisors and consultants. The issuance of any shares of our stock would dilute the proportionate ownership and voting power of existing security holders.

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

We are a smaller reporting company and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a smaller reporting company (“SRC”) and a non-accelerated filer, which allows us to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not SRCs or non-accelerated filers, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations, including disclosures regarding executive compensation, in our Annual Report and our periodic reports and proxy statements and providing only two years of audited financial statements in our Annual Report and our periodic reports. We will remain an SRC until (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $250 million or (b) in the event we have over $100 million in annual revenues, the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $700 million. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, FINRA rules and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

We continue to evaluate these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

There were 155 holders of record of our common stock as of April 8, 2021, which does not include persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2020, in addition to unregistered sales we previously disclosed in our Quarterly Reports on Form 10-Q or in Current Reports on Form 8-K in relation to the applicable periods, we also completed the following transactions under the Securities Act of 1933 (the Securities Act) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to accredited investors, and in reliance on similar exemptions under applicable state laws.

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

We believe our technology will provide surgeons with new ways to address damage to the esophagus, bronchus, and trachea due to congenital abnormalities, diseases, infections and traumas. Products being developed based on our technology for those indications are called CellspanTM products. Our Cellspan Esophageal Implant (CEI) product candidates have been our lead development product candidates. At this time our resources have been primarily focused on pursuing a development program that addresses conditions of the esophagus: esophageal atresia in pediatric patients and esophageal disease in adult patients. Our Cellspan esophageal product candidate is intended to provide a surgical solution to stimulate regeneration of a segment of the esophagus missing due to a congenital abnormality or following surgical removal, to establish or reestablish the organ’s continuity and integrity.

We are working to develop a CEI product candidate to address newborns’ esophageal atresia to provide a simpler, more effective and potentially organ-sparing solution.

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

In October 2019, we filed an IND application with the FDA to treat patients with esophageal disease, absent of cancer, in adults that would require a short segment esophageal implant following clinically indicated short segment resection of the thoracic esophagus with our CEI product candidate. In November 2019, we received notice from the FDA placing our IND on clinical hold and providing a preliminary list of clinical hold and non-clinical hold questions. In December 2019, we received the formal letter with clinical hold and non-clinical hold questions and submitted our response to the clinical hold questions on February 18, 2020. On March 19, 2020, the FDA notified us that the IND for our CEI product candidate has been removed from clinical hold and that we can proceed with our study. This FDA approval enables us to start our transition to a clinical-stage biotechnology company, and start clinical planning, engaging with a clinical research organization and site readiness in advance of starting the clinical trial for our CEI product candidate. On May 7, 2020, we submitted responses to certain non-clinical hold questions and finalized a majority of remaining non-clinical hold responses in the third quarter of 2020, and submitted the remaining responses in the fourth quarter of 2020, except for responses to our clinical trial details that we will submit once a clinical research organization is selected. The COVID-19 pandemic could adversely impact our business, including planned clinical trials, as discussed elsewhere in this document.

We have also formed a subsidiary in Hong Kong, Harvard Apparatus Regenerative Technology Limited, as we continue to assess the market and regulatory approval pathway in China as to our implant products. We are not certain at this time as to which market, including U.S. or China for example, may provide the most viable initial pathway for regulatory approval to a commercial product. This will depend on a number of factors, including the approval and development processes, related costs, ability to raise capital and the terms and conditions thereof, as well as the ongoing impact of the COVID-19 pandemic, among other factors. Any development and capital raising efforts in China may include a joint venture in relation to our Hong Kong subsidiary, and would also involve a number of commercial variables, including rights and obligations pertaining to licensing, development and financing, among others. Our failure to receive or obtain such clearances or approvals on a timely basis or at all, whether that be in the U.S., China or otherwise, would have an adverse effect on our results of operations.

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

Since our incorporation, we have devoted substantially all of our resources to developing our programs, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the sales of common stock and preferred stock. In December 2017, we sold the inventory and rights to manufacture and sell research-only versions of our bioreactors to Harvard Bioscience. We did not recognize any revenues during the years ended December 31, 2020 and December 31, 2019.

Our products are currently in development and have not yet received regulatory approval for sale anywhere in the world.

We have incurred substantial operating losses since our inception, and as of December 31, 2020 had an accumulated deficit of approximately $69.0 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of December 31, 2020 of approximately $1.0 million, along with proceeds of approximately $0.2 million during the first quarter of 2021 from the receipt of Phase II of the SBIR grant will enable us to fund our operating expenses and capital expenditure requirements into June of 2021. We expect to continue to incur operating losses and negative cash flows from operations for 2021 and in future years. Therefore, as disclosed in Note 1 to our consolidated financial statements, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional funds to fund our operations. In the event we do not raise additional capital from outside sources in the second quarter, we may be forced to curtail or cease its operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing development, pre-clinical and clinical testing of products, as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on favorable terms, if at all.

Our operations will be adversely affected if it is unable to raise or obtain needed funding and may materially affect our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming that we will continue as a going concern and therefore, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classifications of liabilities that may result from the outcome of this uncertainty.

2020 Financing Activities

During 2020 we completed the following financing activities:

•	During the year ended December 31, 2020, we issued a total of 151,027 and 125,000 shares, respectively, of our common stock at a purchase prices of $3.70 and $4.00 per share, respectively, and warrants to purchase 151,027 shares of common stock at an exercise price of $3.70 per share to a group of investors for aggregate gross and net proceeds of approximately $1.1 million.

•	During the year ended December 31, 2020, we issued 414,000 shares of our common stock to a group of investors in connection with the exercise of 414,000 previously issued warrants at $2.00 per share for aggregate gross and net proceeds of approximately $0.8 million.

•	During the year ended December 31, 2020, we issued 516,877 shares of our common stock to a group of investors in connection with the exercise of 516,877 previously issued warrants at $3.70 per share for aggregate gross and net proceeds of approximately $1.9 million.

•	On May 4, 2020, we were granted a loan from the Bank of America in the aggregate amount of $0.4 million, pursuant to the Paycheck Protection Program (PPP), established as part of the CARES Act (See Note 3 in the Consolidated Financial Statements included in Part I “Financial Information”, Item 1 of this report for further discussion).

•	During the year ended December 31, 2020, we issued a total of 25,948 shares of our common stock to the former chief executive officer and an employee due to the vesting of restricted stock units and issuance of a common stock award.

2019 Financing Activities

During 2019 we completed the following financing activities:

•	On June 12, 2019, we issued a total of 345,174 shares of our common stock and warrants to purchase 345,174 shares of common stock to a group of investors at an exercise price of $3.70 per share, in exchange for aggregate gross and net proceeds of approximately $1.3 million.

•	On December 31, 2019, we issued a total of 143,230 shares of our common stock at a purchase price of $3.70 per share and warrants to purchase 143,230 shares of common stock at an exercise price of $3.70 per share to a group of investors for gross and net proceeds in the amount of $0.5 million.

•	During the year ended December 31, 2019, we issued 1,994,000 shares of our common stock to a group of investors in connection with the exercise of 1,994,000 previously issued warrants at $2.00 per share for aggregate gross and net proceeds in the amount of approximately $4.0 million.

Small Business Innovation Research Grant

On March 28, 2018, we were awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development (NICHD) to support testing of pediatric Cellspan™ Esophageal Implants (CEIs). The award for Phase I provided for the reimbursement of approximately $0.2 million of qualified research and development costs which was received and recognized as grant income during 2018.

On October 26, 2018, we were awarded the Phase II Fast-Track SBIR grant from the Eunice Kennedy NICHD grant aggregating $1.1 million to support development, testing, and translation to the clinic through September 2019 and represented years one and two of the Phase II portion of the award. On August 3, 2020, we were awarded a third year of the Phase II grant totaling $0.5 million for support of development, testing, and translation to the clinic covering qualified expenses incurred from October 1, 2019 through September 30, 2020. In September of 2020, we filed and were granted a one year, no-cost extension for the Phase II grant period extending through September 30, 2021.

For the years ended December 31, 2020 and 2019, we recognized $0.4 million and $0.5 million of grant income, respectively, from Phase II of the SBIR grant. The aggregate SBIR grant to date provides a total award of $1.8 million, of which, approximately $1.3 million has been recognized through December 31, 2020.

In March 2021, we received additional cash proceeds of $0.2 million from the Phase II grant.

Management

We disclosed in our Current Report on Form 8-K dated February 7, 2020 that James McGorry, our former Chief Executive Officer, resigned from his role effective February 7, 2020. We also disclosed in our Current Report on Form 8-K dated August 31, 2020 that Peter Chakoutis, our Vice President of Finance and Principal Accounting Officer, had taken a leave of absence from his role for personal reasons effective August 24, 2020. We disclosed in our Current Report on Form 8-K dated October 30, 2020 that Mr. Chakoutis would not be returning to the Company and we named Peter Pellegrino as Interim Vice President of Finance. We are currently in the process of evaluating our options to fill these positions.

As of December 31, 2020, we had 7 employees, 6 of whom were full-time and one part-time.

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

Changes in Fair Value of Warrant Liability. Changes in fair value of warrant liability represent the change in the fair value of common stock warrants classified as liability awards during the years ended December 31, 2020 and 2019. We use the Black-Scholes pricing model to value the related warrant liability. The costs associated with the issuance of the warrants have been recorded as an expense upon issuance.

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

Total share-based compensation expense for the years ended December 31, 2020 and 2019 was $1.1 million and $1.7 million, respectively. Share-based compensation is further described in Note 15 to our consolidated financial statements.

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

The following table summarizes the results of our operations for the years ended December 31, 2020 and 2019 ($ in thousands):

	For the Year Ended		Change 2020 vs. 2019
	2020	2019	Change	%
Operating expenses
Research and development	$2,069	$4,852	$(2,783)	(57)%
Selling, general and administrative	3,256	4,018	(762)	(19)%
Total operating expenses	5,325	8,870	(3,545)	(40)%

Other income (expense)
Grant income	447	473	(26)	(5)%
Change in fair value of warrant liability	16	65	(49)	(75)%
Other income (expense), net	(3)	-	nm	nm
Net loss	$(4,865)	$(8,332)	$3,467	(42)%
nm = not meaningful

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Research and Development Expense

Research and development expense decreased approximately $2.8 million, or approximately 57%, to $2.1 million for the year ended December 31, 2020 as compared to $4.9 million for the year ended December 31, 2019. This was due primarily to $1.1 million of lower outsourced study costs and lab operating supplies, a $0.8 million decrease in regulatory consulting expenses, $0.8 million of lower employee and share-based compensation expenses, and a $0.2 million decrease in all other expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased approximately $0.7 million, or approximately 19%, to $3.3 million for the year ended December 31, 2020 compared to $4.0 million for the year ended December 31, 2019. This decrease was due primarily to $0.9 million of lower employee and share-based expenses due to the separations of our former chief executive officer and chief financial officer partially offset by $0.2 million increase to consulting fees to support public company requirements.

Grant income

For the year ended December 31, 2020 we recorded grant income of $0.4 million for qualified expenditures under the SBIR grant for the period October 1, 2019 to September 30, 2020. In September of 2020, we filed and were granted a one year, no-cost extension for the Phase II grant period extending through September 30, 2021. For the year ended December 31, 2019 we recorded grant income of $0.5 million for qualified expenditures under the SBIR grant.

Change in Fair Value of Warrant Liability

For the year ended December 31, 2020, the change in fair value of our warrant liability resulted in other income of $16,000 due primarily to a lower stock price of the underlying common shares during the year. This compared to other income of $65,000 for the year ended December 31, 2019 due primarily to a lower volatility of the underlying common shares and a decrease in the expected term.

Liquidity and Capital Resources

Sources of Liquidity. We have incurred operating losses since inception, and as of December 31, 2020 we had an accumulated deficit of approximately $69.0 million. We are currently investing significant resources in the development and commercialization of our products for use by clinicians and researchers in the field of regenerative medicine. As a result, we expect to incur operating losses and negative operating cash flow for the foreseeable future.

Operating Activities.  Net cash used in operating activities of $4.0 million for the year ended December 31, 2020 was primarily a result of our net loss of $4.9 million, offset by $1.3 million of non-cash expenses related to share-based compensation and depreciation, and increased by $0.4 million of cash provided from working capital due to the timing of prepaid expenses and accounts payable.

Net cash used in operating activities of $6.1 million for the year ended December 31, 2019 was primarily a result of our net loss of $8.3 million, partially offset by $1.8 million of non-cash expenses related to share-based compensation and depreciation, and $0.4 million of cash provided from working capital due to the timing of prepaid expenses and accounts payable.

Investing Activities.  Net cash used in investing activities for the years ended December 31, 2020 and 2019 totaled $7,000 and $129,000, respectively, and represented purchases of property, plant and equipment.

Financing Activities. Net cash generated from financing activities of $4.2 million during the year ended December 31, 2020 consisted of $1.1 million of net proceeds received from private placement transactions that resulted in the issuance of 276,027 shares of our common stock and warrants to purchase 151,027 shares of common stock to a group of investors at exercise prices of $3.70 and $4.00 per share, respectively, $2.7 million received from the issuance of 930,877 shares of our common stock to a group of investors in connection with previously issued warrants, and $0.4 million received under the paycheck protection program loan.

Net cash generated from financing activities of $5.8 million during the year ended December 31, 2019 consisted of $1.8 million of net proceeds received from private placement transactions and $4.0 million received from the exercise of warrants.

We continue to pursue our esophageal program, including advancing to operate as a clinical stage company. Given our current limited cash resources, we intend to closely monitor our cash expenses as such cash resources are expected to only allow us to meet our operating needs into June of 2021.

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

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our principal executive officer and principal financial officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In connection with the preparation of this report, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management has concluded that a material weakness in internal control over financial reporting existed as of December 31, 2020, being that we did not design or maintain effective internal controls over the timely identification and recording of financial statement adjustments. Specifically, we did not identify, analyze, record, and disclose certain non-routine accounting matters, such as a lease extension and a grant contract, timely and accurately.

As a smaller reporting company, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, RSM US LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2020.

(c) Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the principal executive officer and the principal financial officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2020. Based on that evaluation, management concluded that there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(d) Remediation Plan

We are committed to remediating the material weaknesses in a timely fashion, including through the engagement of Point Providence Consulting and related appointment of Mr. Pellegrino as our Interim Vice President of Finance. As management continues to evaluate and work to improve its internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness described above will continue to exist.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2021 Annual Meeting of Stockholders. Information concerning executive officers of our company is included in Part I of this Annual Report on Form 10-K as Item 1. Business - Information about our Executive Officers and incorporated herein by reference.

Item 11.	Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2021 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2021 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2021 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2021 Annual Meeting of Stockholders.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BIOSTAGE, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Biostage, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Biostage, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Share-based Compensation – Performance-Based Awards

As described in Note 15 to the consolidated financial statements, the Company has 243,532 unvested performance-based options outstanding for which there is unrecognized compensation expense of $0.8 million at December 31, 2020. No expense has been recognized for these unvested awards as of December 31, 2020 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes. As described in Note 2 to the consolidated financial statements, the Company measures all stock options and restricted stock awards granted to employees, directors and non-employees based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of estimated forfeitures, over the requisite service period. Expense on share-based awards for which vesting is performance or milestone based is recognized on a straight-line basis from the date when it is determined that the achievement of the milestone is probable to the vesting/milestone achievement date.

We identified the Company’s expense recognition for share-based awards that contain performance-based vesting provisions as a critical audit matter. The principal considerations for our determination that the expense recognition for share-based awards that contain performance-based vesting provision awards is a critical audit matter are the assumptions and risk of bias related to the conclusion of the probability of achievement of the performance conditions impacting vesting of the awards, or more specifically the achievement of the business milestones, as defined in the grant agreements. Auditing management’s assumptions regarding the probability of achievement of the business milestones defined in the grant agreements was complex and required a high degree of auditor judgment and increased audit effort.

Our audit procedures related to the expense recognition of share-based awards that contain performance-based vesting provisions included the following, among others:

•	We obtained and read the grant agreements for all outstanding share-based awards with performance-based vesting provisions,
•	We recalculated the total outstanding share-based awards with performance-based vesting provisions at year-end based upon cumulative grants, net of cumulative forfeitures, and
•	We discussed with management their conclusion and we evaluated their conclusion on the probability of achievement of the business milestone within the performance-based awards by assessing the Company’s liquidity requirements needed to fund achievement of milestones outlined in the grant agreements and review of the Company’s public press releases through issuance date.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Boston, Massachusetts

April 13, 2021

BIOSTAGE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$1,026	$913
Restricted cash	50	50
Grant receivable	77	-
Prepaid expenses and other current assets	524	444
Total current assets	1,677	1,407
Property, plant and equipment, net	217	394
Right-of-use assets	182	191
Total assets	$2,076	$1,992

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31	$241
Accrued and other current liabilities	317	438
Current portion of notes payable	284	-
Warrant liability	17	33
Current portion of operating lease liability	107	102
Total current liabilities	756	814
Notes payable, net of current portion	120	-
Operating lease liability, net of current portion	75	89
Total liabilities	$951	$903

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized as of December 31, 2020 and 2019,0 issued and outstanding	-	-
Common stock, par value $0.01 per share, 60,000,000 shares authorized as of December 31, 2020 and 2019; 9,388,407 and 8,155,555 issued and outstanding at December 31, 2020 and 2019, respectively	94	82
Additional paid-in capital	69,991	65,102
Accumulated deficit	(68,960)	(64,095)
Total stockholders' equity	1,125	1,089
Total liabilities and stockholders' equity	$2,076	$1,992

See accompanying notes to consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2020	2019
Revenues	$-	$-

Operating expenses:
Research and development	2,069	4,852
Selling, general and administrative	3,256	4,018
Total operating expenses	5,325	8,870

Operating loss	(5,325)	(8,870)

Other income (expense), net:
Grant income	447	473
Change in fair value of warrant liability	16	65
Other expense	(3)	-
Total other income (expense), net	460	538

Net loss	$(4,865)	$(8,332)

Basic and diluted net loss per share	$(0.55)	$(1.21)
Weighted average common shares, basic and diluted	8,794	6,898

See accompanying notes to consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2018	5,670	$57	$57,677	$(55,763)	$1,971
Net loss	-	-	-	(8,332)	(8,332)
Share-based compensation	-	-	1,654	-	1,654
Issuance of common stock and warrants to purchase common stock	492	5	1,802	-	1,807
Issuance of common stock from exercise of warrants	1,994	20	3,969	-	3,989
Balance at December 31, 2019	8,156	$82	$65,102	$(64,095)	$1,089
Net loss	-	-	-	(4,865)	(4,865)
Share-based compensation	38	-	1,144	-	1,144
Common stock withheld for taxes	(12)		(42)		(42)
Issuance of common stock and warrants to purchase common stock	276	2	1,056	-	1,058
Issuance of common stock from exercise of warrants	930	10	2,731	-	2,741
Balance at December 31, 2020	9,388	$94	$69,991	$(68,960)	$1,125

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(4,865)	$(8,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,144	1,654
Depreciation	184	214
Change in fair value of warrant liability	(16)	(65)
Changes in operating assets and liabilities:
Grant receivable	(77)	176
Prepaid expenses and other current assets	(80)	179
Accounts payable	(210)	81
Accrued and other current liabilities	(121)	34
Net cash used in operating activities	(4,041)	(6,059)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7)	(129)
Net cash used in investing activities	(7)	(129)

FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	1,058	1,807
Proceeds from exercise of warrants	2,741	3,989
Proceeds from notes payable	404	-
Acquisition of common stock for tax withholding obligations	(42)	-
Net cash provided by financing activities	4,161	5,796
Net increase (decrease) in cash and restricted cash	113	(392)
Cash and restricted cash at the beginning of the year	963	1,355
Cash and restricted cash at the end of the year	$1,076	$963

Supplemental disclosure of non-cash investing and financing activities:
Issuance of vested common stock	$42	$-

Supplemental disclosure of non-cash operating activities:
Increase of right-of-use asset and liability due to lease extension	$94	$90

See accompanying notes to consolidated financial statements.

BIOSTAGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

1. Organization

Overview

Biostage, Inc. (Biostage or the Company) is a biotechnology company developing bioengineered organ implants based on the Company’s novel Cellframe ™ and Cellspan ™ technology. The Company’s technology is comprised of a biocompatible scaffold that is seeded with the recipient’s own cells. The Company believes that this technology may prove to be effective for treating patients across a number of life-threatening medical indications who currently have unmet medical needs. The Company is currently developing its technology to treat life-threatening conditions of the esophagus, bronchus or trachea with the objective of dramatically improving the treatment paradigm for those patients. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and acquiring operating assets.

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

Going Concern

The Company has incurred substantial operating losses since its inception, and as of December 31, 2020 had an accumulated deficit of approximately $69.0 million and will require additional financing to fund future operations. The Company expects that its operating cash on-hand as of December 31, 2020 of approximately $1.0 million, along with cash proceeds of approximately $0.2 million received during the first quarter of 2021 from Phase II of the SBIR grant will enable it to fund its operating expenses and capital expenditure requirements into June of 2021. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Biostage, and three wholly-owned subsidiaries, Harvard Apparatus Regenerative Technology Limited (Hong Kong), Harvard Apparatus Regenerative Technology GmbH (Germany) and Biostage Limited (UK). The three wholly-owned subsidiaries do not have any net assets as of December 31, 2020. The functional currency for these subsidiaries is the U.S dollar. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The process of preparing consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, share-based compensation, valuation of warrant liability, accrued expenses and the valuation allowance for deferred income taxes. Actual results could differ from those estimates.

Segment

The Company has one business segment and does not have significant costs or assets outside the U.S.

Restricted Cash

Restricted cash consists of $50,000 held as collateral for the Company’s credit card program as of December 31, 2020 and December 31, 2019.

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

Impairment of Long-Lived Assets

Assessments of long-lived assets and the remaining useful lives of such long-lived assets are reviewed for impairment whenever a triggering event occurs or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset, or group of assets, are considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset, or group of assets, are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets, based on the present value of the expected future cash flows associated with the use of the asset. Through December 31, 2020, no such impairment charge has been recorded.

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

Share-based compensation expense is based on awards ultimately expected to vest and has been reduced for annualized estimated forfeiture where the minimum amount of expense recorded is at least equal to the percent of an award vested. Forfeitures are estimated based on historical experience and weighting of various employee classes under the respective plan at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of Restricted Stock Units (RSU) are based on the number of shares granted and market price of the stock on the date of grant and are recorded as compensation expense ratably over the applicable service period, which is generally four years. Unvested restricted stock units and vested and unvested stock options are forfeited in the event of termination of employment.

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

Grant Income

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

On March 28, 2018, the Company was awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development (NICHD) to support testing of pediatric Cellspan™ Esophageal Implants (CEIs). The award for Phase I provided for the reimbursement of approximately $0.2 million of qualified research and development costs which was received and recognized as grant income during 2018.

On October 26, 2018, the Company was awarded the Phase II Fast-Track SBIR grant from the Eunice Kennedy NICHD grant aggregating $1.1 million to support development, testing, and translation to the clinic through September 2019 and represented years one and two of the Phase II portion of the award. On August 3, 2020, the Company was awarded a third year of the Phase II grant totaling $0.5 million for support of development, testing, and translation to the clinic covering qualified expenses incurred from October 1, 2019 through September 30, 2020._In September of 2020, the Company filed and was granted a one year, no-cost extension for the Phase II grant period extending through September 30, 2021.

For the years ended December 31, 2020 and 2019, the Company recognized $0.4 million and $0.5 million of grant income, respectively, from Phase II of the SBIR grant. The aggregate SBIR grant to date provides a total award of $1.8 million, of which, approximately $1.3 million has been recognized through December 31, 2020.

In March 2021, the Company received additional cash proceeds of $0.2 million from the Phase II of the SBIR grant.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard was effective for the Company on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-12). The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The Company expects to delay adoption until January 1, 2023 and is evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

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

3. Notes Payable

On May 4, 2020, the Company obtained a loan (Loan) from the Bank of America (Lender) in the aggregate amount of $0.4 million, pursuant to the Paycheck Protection Plan (PPP), established as part of the CARES Act. The Loan is evidenced by a promissory note dated May 4, 2020 issued by the Company and will accrue interest at a fixed interest rate of 1% per annum from the funding date of May 4, 2020. Payments of principal and interest have been deferred since the funding under the original terms of the promissory note. However, the Loan and accrued interest may be forgivable at the conclusion of this period.

Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The terms of the promissory note, including eligibility and forgiveness, may be subject to additional requirements adopted by the SBA. Any unforgiven portion of the PPP loan, including principal and interest, will mature on May 4, 2022 and will be required to be payable monthly. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

The Company has accounted for the loan under FASB ASC 470, Debt. Repayment amounts due within one year have been recorded as current liabilities, and the remaining amounts due in more than one year as long-term liabilities. On December 18, 2020, the Company submitted the loan forgiveness application for the entire borrowings of $0.4 million to the Lender and was notified on January 7, 2021 that the application was submitted to the Small Business Administration (SBA) for review. The SBA has up to 90 days from the date of submittal to make a final decision on loan forgiveness. The Company has yet to be notified of the SBA’s forgiveness decision.

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

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	Fair Value Measurement as of December 31, 2020
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$50	$-	$-	$50
Total	$50	$-	$-	$50

Liabilities:
Warrant liability	$-	$-	$17	$17
Total	$-	$-	$17	$17

	Fair Value Measurement as of December 31, 2019
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$50	$-	$-	$50
Total	$50	$-	$-	$50

Liabilities:
Warrant liability	$-	$-	$33	$33
Total	$-	$-	$33	$33

There were no transfers between Level 1, Level 2 and Level 3 in either of the years ended December 31, 2020 and December 31, 2019.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2020	2019

	(in thousands)
Insurance	$403	$284
Sponsored research	97	123
Other current assets	24	37
Total prepaid expenses and other current assets	$524	$444

6. Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following:

	December 31,
	2020	2019

	(in thousands)
Leasehold improvements	$584	$584
Furniture, machinery and equipment	1,553	1,546
Computer equipment and software	477	477
Total property, plant and equipment	2,614	2,607
Less: accumulated depreciation	(2,397)	(2,213)
Property, plant and equipment, net	$217	$394

Depreciation expense amounted to $184,000 and $214,000 for the years ended December 31, 2020 and 2019, respectively.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	December 31,
	2020	2019

	(in thousands)
Professional fees	$178	$179
Advisory costs	75	65
Payroll	39	177
Other	25	17
Total accrued and other current liabilities	$317	$438

8. Warrant Liability

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

During 2017, warrant holders of 952,184 warrants agreed to a modification of the terms of their warrants which resulted in placing all situations that would allow the warrant holder to put the warrant for cash fully in control of the Company. As a result of the modification, the modified warrants are no longer liability classified and do not need to be re-measured. These modifications resulted in a $3.7 million value of those warrants being reclassified from Warrant Liabilities to Additional Paid in Capital. The remaining un-modified 92,212 warrants, which remain outstanding as of December 31, 2020, continue to be re-measured at each reporting period as long as they are outstanding and un-modified.

The Company has re-measured the liability to estimated fair value at inception, prior to modification and at each reporting date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Assumptions for Estimating Fair Value on Reporting Dates of:
	December 31, 2020		December 31, 2019
Risk-free interest rate	0.12%		1.58%
Expected volatility	137.89%		90.53%
Expected term (in years)	1.1	years	2.1	years
Expected dividend yield	-		-
Exercise Price	$8.00		$8.00
Market value of common stock	$1.25		$2.01
Warrants to purchase shares of common stock	92,212		92,212

The following table presents a reconciliation of the Company’s warrant liabilities for the years ended December 31, 2020 and 2019:

Warrant Liability
(in thousands)
Balance as of December 31, 2018	$98
Change in fair value upon re-measurement	(65)
Balance as of December 31, 2019	33
Change in fair value upon re-measurement	(16)
Balance as of December 31, 2020	$17

9. Commitments and Contingencies

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

10. Leases

The Company leases laboratory and office space and certain equipment with remaining terms ranging from 1 year to 5 years.

The laboratory and office arrangement is under a sublease that was renewed in December of 2020 and currently extends through May 31, 2022. This lease automatically renews annually for a one-year period unless the Company or Harvard Bioscience provides a notice of termination within one hundred and eighty days prior to May 31 of each year.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets:

		December 31,
		2020	2019

(in thousands)	Balance Sheet Classification
Assets:
Operating lease assets	Right-of-use asset	$182	$191
Liabilities:
Current portion of operating lease liabilities	Current portion of operating lease liabilities	107	102
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	75	89
Total operating lease liabilities		$182	$191

Cash paid for leases included in cash used in operating activities in the Company’s consolidated statement of cash flows during the years ended December 31, 2020, and 2019 amounted to approximately $121,000 and $114,000, respectively.

The weighted average remaining lease terms and weighted average discount rates as of December 31, 2020 and 2019 were as follows:

	Year ended December 31,
	2020	2019
Remaining lease term (in years)	1.92	2.37
Discount rate	10.16%	13.13%

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations:

		For the Year Ended December 31
(in thousands)	Statement of Operations Classification	2020	2019
Operating lease expense	Research and development	$77	$73
	Selling, general and administrative	44	41

		$121	$114

The minimum lease payments for the next five years and thereafter are expected to be as follows:

(In thousands)	As of December 31, 2020
2021	121
2022	62
2023	12
2024	7
Total lease payments	$202
Less: imputed interest	20
Present value of operating lease liabilities	$182

11. Income Taxes

The Company’s net loss was generated entirely in the U.S. in 2020 and 2019. Income taxes for the years ended December 31, 2020 and 2019 differed from the amount computed by applying the U.S. federal income tax rate of 21% for both 2020 and 2019 to pre-tax loss as a result of the following:

	Years ended December 31,
	2020	2019

	(in thousands)
Computed “expected” income tax benefit	$(1,022)	$(1,750)
State income tax benefit, net of federal income tax benefit	(307)	(527)
Permanent items, primarily change in fair value of warrants and non-deductible share-based compensation	32	76
Tax credits	(126)	(280)
Stock-option cancellations	402	-
Adjustment of prior year income tax	-	(192)
Change in valuation allowance	1,021	2,673
Total income taxes	$-	$-

The components of the Company’s deferred tax asset are as follows:

	Years ended December 31,
	2020	2019

	(in thousands)
Deferred tax assets:
Operating loss and credit carryforwards	$15,217	$13,734
Capitalized research and development	1,873	2,276
Stock-based compensation	1,078	1,054
Lease liabilities	30	52
Excess book over tax depreciation	34	103
Accrued expenses	-	12
Total deferred tax assets	18,252	17,231
Less: valuation allowance	(18,200)	(17,179)
Deferred tax assets	52	52

Deferred tax liability:
Operating lease assets	(52)	(52)
Total deferred tax liability	(52)	(52)
	$-	$-

The Company has recorded a valuation allowance against its deferred tax assets for the years ended December 31, 2020 and 2019, because the Company’s management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $1.0 million and $2.7 million for the years ended December 31, 2020 and 2019, respectively, primarily as a result of operating losses generated with no corresponding financial statement benefit.

As of December 31, 2020, the Company had federal net operating loss carryforwards (NOLs) of approximately $47.9 million to offset future federal taxable income and state NOLs of approximately $47.4 million to offset future state taxable income. The federal and state NOLs generated for annual periods prior to January 1, 2018 begin to expire in 2033. The Company’s federal NOL generated for the years ended December 31, 2018 through December 31, 2020, which amounted to $21.4 million, can be carried forward indefinitely. As of December 31, 2020, the Company also has federal and state tax research and development credit carryforwards of approximately $1.4 million and $1.0 million, respectively, to offset future income taxes. The federal and state research and development tax credit carryforwards begin to expire in 2033 and 2029, respectively.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has recently completed several equity financings transactions which have either individually or cumulatively resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code or could result in a change in control in the future. The Company does not believe the impact of any limitation on the use of its net operating loss or credit carryforwards will have a material impact on the Company’s consolidated financial statements since the Company has a full valuation allowance against its deferred tax assets due to the uncertainty regarding future taxable income for the foreseeable future.

For all years through December 31, 2020, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

The Company has determined that any uncertain tax positions would have no material impact on the consolidated financial statements of the Company and there are no unrecognized tax benefits or related interest and penalties accrued for the period for the years ended December 31, 2020 and 2019.

The Company is subject to U.S. federal income tax and Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for all periods from inception through December 31, 2019; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The changes include but are not limited to increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the CARES Act did not have a material impact on the Company’s income tax provision.

12. Employee Benefit Plan

The Company sponsors a retirement plan for its U.S. employees, which includes an employee savings plan established under Section 401(k) of the U.S. Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers substantially all full-time employees who meet certain eligibility requirements. Contributions to the retirement plan are at the discretion of management. The Company’s matching contributions to the plan were approximately $62,000 and $109,000 for the years ended December 31, 2020 and 2019, respectively.

13. Preferred Stock

There are no shares of any class of preferred stock outstanding as of December 31, 2020 or December 31, 2019. Authorized shares for each preferred stock class is as follows:

Authorized
Undesignated Preferred Stock	984,000
Series B Convertible Preferred Stock	1,000,000
Series C Convertible Preferred Stock	4,000
Series D Convertible Preferred Stock	12,000

14. Common Stock

During 2019, the Company decreased the number of authorized shares of common stock from 120 million to 60 million. As of December 31, 2020, there were approximately 50.6 million shares of common stock available for issuance.

The following represent the Company’s common stock transactions during December 31, 2020 and 2019:

2020 Capital Transactions

During the year ended December 31, 2020, the Company issued a total of 151,027 and 125,000 shares of its common stock at purchase prices of $3.70 and $4.00 per share, respectively, and warrants to purchase 151,027 shares of common stock at an exercise price of $3.70 per share to a group of investors for aggregate gross and net proceeds of approximately $1.1 million, of which, $1.0 million and $0.1 million was allocated to the common stock and warrants, respectively, utilizing the relative fair value. The Company classified these warrants on its consolidated balance sheets as equity, and valued using the Black-Scholes model based on the following weighted average assumptions:

Risk-free interest rate	0.88%
Expected volatility	107%
Expected term	2	months
Expected dividend yield	-
Exercise price	$3.7
Market value of common stock	$3.11

During the year ended December 31, 2020, the Company issued 516,877 shares of our common stock to a group of investors in connection with the exercise of 516,877 previously issued warrants at $3.70 per share for aggregate gross and net proceeds of approximately $1.9 million.

During the year ended December 31, 2020, the Company issued 414,000 shares of our common stock to a group of investors in connection with the exercise of 414,000 previously issued warrants at $2.00 per share for aggregate gross and net proceeds of approximately $0.8 million.

During the year ended December 31, 2020, the Company issued a total of 25,948 shares of our common stock to former chief executive officer and an employee due to the vesting of restricted stock units and issuance of a common stock award.

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

Warrant to purchase common stock activity for the year ended December 31, 2020 was as follows:

	Amount	Weighted-average exercise price
Outstanding at December 31, 2019	2,673,051	$5.20
Issued	151,027	3.70
Exercised	(930,877)	2.94
Outstanding at December 31, 2020	1,893,201	$6.44

Employee Stock Purchase Plan

In 2013, the Company approved the 2013 Employee Stock Purchase Plan (the ESPP Plan). Under the ESPP Plan, participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 7,500 shares of common stock are authorized for issuance of which 4,534 shares have been issued as of December 31, 2020. There are 2,966 shares available for issuance as of December 31, 2020 and December 31, 2019. There was no ESPP Plan activity in 2020 or 2019.

15. Share-based Compensation

Biostage Amended and Restated Equity Incentive Plan

The Company maintains the Amended and Restated Equity Incentive Plan (the Plan) for the benefit of certain officers, employees, non-employee directors, and other key persons (including consultants and advisory board members). All options and awards granted under the Plan consist of the Company’s shares of common stock. The Company’s policy is to issue stock available from its registered but unissued stock pool through its transfer agent to satisfy stock option exercises and the vesting of restricted stock units. The vesting period for awards is generally four years and the contractual life is ten years. Canceled and forfeited options and awards are available to be reissued under the Plan.

In June 2020, the Company’s shareholders approved the Amended and Restated Equity Incentive Plan (the 2013 Equity Incentive Plan) to, among other things, increase of the number of shares of the Company’s common stock available for issuance pursuant thereto by 3,000,000 shares, which increased the total shares authorized to be issued under the Plan to 5,098,000. There are 3,477,504 shares available for issuance as of December 31, 2020.

Stock option activity under the Plan for the year ended December 31, 2020 was as follows:

	Amount	Weighted-average exercise price	Weighted-average contractual life
Outstanding at December 31, 2019	1,772,761	$6.04	7.94
Granted	313,261	2.70
Canceled	(486,302)	2.83
Outstanding at December 31, 2020	1,599,720	$6.33	5.77
Options exercisable	1,152,581	$7.75	5.02
Options vested and expected to vest	1,504,040	$6.58

The Company’s outstanding stock options include 338,663 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. In September 2019, the Company deemed the achievement of one of the performance-based milestones totaling 95,131 shares probable for accounting purposes, are now exercisable, and has recognized approximately $0.3 million expense associated with this milestone during the year ended December 31, 2019. Total unrecognized compensation expense for the remaining 243,532 performance-based awards is approximately $0.8 million. No expense has been recognized for these awards as of December 31, 2020 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes.

Aggregate intrinsic value for outstanding options and exercisable options for the year ended December 31, 2020 was $0 based on the Company’s closing stock price of $1.25 per share as of December 31, 2020. As of December 31, 2020, unrecognized compensation cost related to unvested non-performance-based awards amounted to $0.4 million, which will be recognized over a weighted-average period of 0.5 years.

The weighted average assumptions for valuing the Company’s stock options granted were as follows:

	Year Ended December 31,
	2020		2019
Risk-free interest rate	0.68%		1.70	4%
Expected volatility	111.47%		115.5	4%
Expected term (in years)	4.4	years	5.3	years
Expected dividend yield	n/a		n/a

The grant date fair value of stock options is estimated using the Black-Scholes option pricing model that takes into account the fair value of its common stock, the exercise price, the expected life of the option, the expected volatility of its common stock, expected dividends on its common stock, and the risk-free interest rate over the expected life of the option. The risk-free interest rate assumption is based upon observed Treasury bill interest rates (risk-free) appropriate for the expected term of the Company’s employee stock options. The computation of expected volatility is based on the historical volatility of the Company’s common stock. The simplified method of estimating expected term was used. The Company has not paid and do not anticipate paying cash dividends on the Company’s shares of common stock; therefore, the expected dividend yield is assumed to be zero.

In February 2020, as part of the termination arrangement with the Company’s former chief executive officer, the Company modified certain options to purchase 236,970 shares of common stock, issued an 80,000 fully vested stock option grant, and accelerated the vesting of 3,300 restricted stock units resulting in recording $153,000, $70,000, and $4,000, respectively, of share-based compensation for the year ended December 31, 2020.

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

The weighted average estimated fair value of stock options granted using the Black-Scholes model was $1.84 per share during 2020 and $2.12 per share during 2019.

The Company also has issued restricted stock units under the Plan. Unvested shares of restricted common stock may not be sold or transferred by the holder. The following table summarizes the Company’s unvested restricted stock unit activity under the Plan for the year ended December 31, 2020:

Amount
Unvested at December 31, 2019	3,300
Canceled	-
Vested	(3,300)
Unvested at December 31, 2020	-

The grant date fair value for all restricted stock units activity during the year ended December 31, 2020 was $7.68 per share. The fair value of restricted shares of common stock vested during the year ended December 31, 2020 amounted to approximately $8,000 in the aggregate.

Share-based compensation expense related to the Plan for the years ended December 31, 2020 and 2019 was allocated as follows:

	Years Ended December 31,
	2020	2019

	(in thousands)
Research and development	$311	$523
Selling, general and administrative	833	1,131
Total stock-based compensation	$1,144	$1,654

16. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Years Ended December 31,
	2020	2019

	(in thousands, except per share data)
Net loss	$(4,865)	$(8,332)
Weighted-average shares outstanding	8,794	6,898
Net loss per share – basic and diluted	$(0.55)	$(1.21)

The Company’s potentially dilutive securities, which include stock options, unvested restricted common stock units and warrants, have been excluded from the computation of diluted net loss per share whenever the effect of including them would be to reduce the net loss per share. In periods where there is a net loss, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2020 and 2019 because including them would have had an anti-dilutive effect:

	Years Ended December 31,
	2020	2019
Warrants to purchase common stock	1,893,201	2,673,051
Options to purchase common stock	1,599,720	1,772,761
Unvested restricted common stock units	-	3,300
Total	3,492,921	4,449.112

17. Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Annual Report on Form 10-K with the SEC and has determined that there are no such events to report other than those already disclosed.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biostage, Inc.
Date: April 13, 2021
	By:	/s/ Hong Yu
Hong Yu
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Hong Yu Hong Yu	President (principal executive officer)	April 13, 2021

/s/ Peter A. Pellegrino Jr. Peter Pellegrino	Interim Vice President of Finance (principal financial officer and principal accounting officer)	April 13, 2021

/s/ Jason Jing Chen Jason Jing Chen	Chairman	April 13, 2021

/s/ Ting Li Ting Li	Director	April 13, 2021

/s/ Herman Sanchez Herman Sancez	Director	April 13, 2021
/s/ James Shmerling James Shmerling	Director	April 13, 2021
/s/ Wei Zhang Wei Zhang	Director	April 13, 2021

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit
2.1§	Separation and Distribution Agreement between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 6, 2013, and incorporated by reference thereto).
3.1	Amended and Restated Certificate of Incorporation of Biostage, Inc. (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated March 30, 2016 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 31, 2016, and incorporated by reference thereto).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated May 26, 2016 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K, filed on March 17, 2017, and incorporated by reference thereto).
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Biostage, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock (previously filed as an exhibit to the Company’s Registration Statement on Form 8-A, filed October 31, 2013, and incorporated by reference thereto).
3.5	Certificate of Designation of Series B Convertible Preferred Stock of Biostage, Inc. classifying and designating the Series B Convertible Preferred Stock (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on February 12, 2015, and incorporated by reference thereto).
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated April 26, 2017 (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on April 27, 2017, and incorporated by reference thereto).
3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of Biostage, Inc. classifying and designating the Series C Convertible Preferred Stock (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on August 17, 2017, and incorporated by reference thereto).
3.8	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on August 17, 2017, and incorporated by reference thereto).
3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated December 22, 2017 (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on December 22, 2017, and incorporated by reference thereto).
3.10	Certificate of Designations, Preferences, Rights and Limitations of Series D Convertible Preferred Stock of Biostage, Inc. classifying and designating the Series D Convertible Preferred Stock (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on January 3, 2018, and incorporated by reference thereto).
3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated May 24, 2019 (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on May 28, 2019, and incorporated by reference thereto).
3.12	Amended and Restated By-laws of the Biostage, Inc. (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 31, 2016, and incorporated by reference thereto).
4.1	Specimen Stock Certificate evidencing shares of common stock (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
4.2	Specimen Series B Convertible Preferred Stock Certificate (previously filed as an exhibit to the Company’s Annual Report on Form 10-K, filed on March 27, 2015, and incorporated by reference thereto).
4.3	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on May 16, 2016, and incorporated by reference thereto).

4.4	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company's Amendment No. 2 to Form S-1 Registration Statement, filed on February 7, 2017, and incorporated by reference thereto).
4.5	Form of Placement Agent Common Stock Purchase Warrant (previously filed as an exhibit to the Company's Amendment No. 2 to Form S-1 Registration Statement, filed on February 7, 2017, and incorporated by reference thereto).
4.6	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on January 3, 2018, and incorporated by reference thereto).
4.7	Form of Amendment to Common Stock Purchase Warrant (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on December 18, 2019, and incorporated by reference thereto).
4.8	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on January 2, 2020, and incorporated by reference thereto).
4.9	Description of Securities (previously filed as an exhibit to the Company’s Annual Report on Form 10-K, filed on March 27, 2020, and incorporated by reference thereto).
10.1	Intellectual Property Matters Agreement between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 6, 2013, and incorporated by reference thereto).
10.2	Product Distribution Agreement between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 6, 2013, and incorporated by reference thereto).
10.3	Tax Sharing Agreement between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 6, 2013, and incorporated by reference thereto).
10.4	Sublease by and between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 6, 2013, and incorporated by reference thereto).
10.5	Form of Indemnification Agreement for Officers and Directors (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.6#	Amended and Restated Equity Incentive Plan (previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 28, 2020, and incorporated by reference thereto).
10.7	Employee Stock Purchase Plan (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.8#	Form of Incentive Stock Option Agreement (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.9#	Form of Non-Qualified Stock Option Agreement for executive officers (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.10#	Form of Non-Qualified Stock Option Agreement for directors (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.11#	Form of Deferred Stock Award Agreement (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.12†	Sublicense Agreement dated as of December 7, 2012 between Biostage, Inc. and Harvard Bioscience, Inc., and related Trademark License Agreement, dated December 19, 2002, by and between Harvard Bioscience, Inc. and President and Fellows of Harvard College (previously filed as an exhibit to the Company’s Amendment No. 2 to Form S-1 Registration Statement, filed on February 15, 2013, and incorporated by reference thereto).
10.13	Patent Rights Assignment dated December 21, 2012 between Biostage, Inc. and Dr. Paolo Macchiarini (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.14	Novel Surgery Agreement dated as of May 21, 2012 between Biostage, Inc. and State Budget Institution of Public Health Department Regional Clinical Hospital #1 and Vladimir Alekseevich Porhanov (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).

10.15	Novel Surgery Agreement dated as of May 24, 2012 between Biostage, Inc. and OSF Healthcare System, owner and operator of Saint Francis Medical Center and Children’s Hospital of Illinois, and Mark Holterman, M.D. (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.16	Amendment to Novel Surgery Agreement dated as of April 5, 2013 between Biostage, Inc. and OSF Healthcare System, owner and operator of Saint Francis Medical Center and Children’s Hospital of Illinois, and Mark Holterman, M.D. (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.17	Amendment to Novel Surgery Agreement dated as of June 26, 2013 between Biostage, Inc. and State Budget Institution of Public Health Department Regional Clinical Hospital #1 and Igor S. Polyakov (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.18#	Offer Letter, dated June 4, 2018, between Biostage, Inc. and William Fodor, PhD (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on July 10, 2018, and incorporated by reference thereto).

10.19#	Separation and Release Agreement, dated June 14, 2019, between Biostage, Inc. and Thomas McNaughton (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on June 17, 2019, and incorporated by reference thereto).
10.20#	Separation and Release Agreement, dated January 31, 2020, between Biostage, Inc. and James McGorry (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on February 7, 2020, and incorporated by reference thereto).
10.21	Promissory Note, dated May 1, 2020, by Biostage, Inc. in favor of Bank of America, N.A. (previously filed as an exhibit to the Company's Current Report on Form 8-K, filed on May 5, 2020, and incorporated by reference thereto).
21.1*	Subsidiaries of Biostage, Inc.
23.1*	Consent of RSM US LLP.
31.1*	Certification of President of Biostage., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Vice President of Finance of Biostage, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of President of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Interim Vice President of Finance of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement.

§	The schedules and exhibits to the Separation and Distribution Agreement have been omitted. A copy of any omitted schedule or exhibit will be furnished to the SEC supplementally upon request. The Company will furnish to stockholders a copy of any exhibit without charge upon written request.

†	Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.