Form 10-Q
period 2021-03-31
Biostage, Inc.
filed 2021-05-24
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

As of May 21, 2021, there were 9,388,407 shares of common stock, par value $0.01 per share, outstanding.

Biostage Inc.

Form 10-Q

For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

BIOSTAGE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$466	$1,026
Restricted cash	50	50
Grant receivable	22	77
Prepaid expenses and other current assets	388	524
Total current assets	926	1,677
Property, plant and equipment, net	174	217
Right-of-use assets	156	182
Total assets	$1,256	$2,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81	$31
Accrued and other current liabilities	220	317
Current portion of notes payable	346	284
Warrant liability	14	17
Current portion of operating lease liability	110	107
Total current liabilities	771	756
Notes payable, net of current portion	58	120
Operating lease liability, net of current portion	46	75
Total liabilities	$875	$951

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized as of March 31, 2021 and December 31, 2020, 0 issued and outstanding	$-	$-
Common stock, par value $0.01 per share, 60,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 9,388,407 issued and outstanding at March 31, 2021 and December 31, 2020	94	94
Additional paid-in capital	70,121	69,991
Accumulated deficit	(69,834)	(68,960)
Total stockholders’ equity	381	1,125
Total liabilities and stockholders’ equity	$1,256	$2,076

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues	$-	$-

Operating expenses:
Research and development	473	643
Selling, general and administrative	522	1,253
Total operating expenses	995	1,896

Operating loss	(995)	(1,896)

Other income (expense):
Grant income	118	-
Change in fair value of warrant liability	3	(100)
Total other income (expense), net	121	(100)

Net loss	$(874)	$(1,996)

Basic and diluted net loss per share	$(0.09)	$(0.24)
Weighted-average common shares, basic and diluted	9,388	8,287

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2021
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2020	9,388	$94	$69,991	$(68,960)	$1,125

Net loss	-	-	-	(874)	(874)
Share-based compensation	-	-	130	-	130
Balance at March 31, 2021	9,388	$94	$70,121	$(69,834)	$381

	Three Months Ended March 31, 2020
	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2019	8,156	$82	$65,102	$(64,095)	$1,089

Net loss	-	-	-	(1,996)	(1,996)
Share-based compensation	-	-	588	-	588
Issuance of fully vested common shares	12	-	(24)	-	(24)
Issuance of common stock and warrants to purchase common stock	151	1	558	-	559
Issuance of common stock from exercise of warrants	214	2	426	-	428
Balance at March 31, 2020	8,533	$85	$66,650	$(66,091)	$644

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(874)	$(1,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	130	588
Depreciation	43	48
Change in fair value of warrant liability	(3)	100
Changes in operating assets and liabilities:
Grant receivable	55	-
Prepaid expenses and other current assets	136	98
Accounts payable	50	(14)
Accrued and other current liabilities	(97)	82
Net cash used in operating activities	(560)	(1,094)

INVESTING ACTIVITIES
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	-	559
Proceeds from exercise of warrants	-	428
Net cash provided by financing activities	-	987
Net decrease in cash and restricted cash	(560)	(107)
Cash and restricted cash at beginning of period	1,076	963
Cash and restricted cash at end of period	$516	$856

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview and Basis of Presentation

Overview

Biostage, Inc. (Biostage or the Company) is a biotechnology company developing bioengineered organ implants based on the Company’s novel Cellframe ™ and Cellspan ™ technology. The Company’s technology is comprised of a proprietary biocompatible scaffold, which is the foundation of the Company’s Cellframe technology, that is seeded with the recipient’s own mesenchymal stromal cells to form the Company’s Cellspan implant. The Company believes that this technology may provide surgeons a new paradigm to address life-threatening conditions of the esophagus, bronchus, and trachea due to congenital abnormalities, diseases, infections and traumas. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and acquiring operating assets. The Company has one business segment and does not have significant costs or assets outside the United States.

On October 31, 2013, Harvard Bioscience, Inc. (Harvard Bioscience) contributed its regenerative medicine business assets, plus $15 million of cash, into Biostage (formerly “Harvard Apparatus Regenerative Technologies” at time of spin-off.) On November 1, 2013, the spin-off of the Company from Harvard Bioscience was completed. On that date, the Company became an independent company that operates the regenerative medicine business previously owned by Harvard Bioscience. The spin-off was completed through the distribution of all the shares of common stock of Biostage to stockholders of Harvard Bioscience (the “Distribution”).

The Company’s common stock is currently traded on the OTCQB Venture Market under the symbol “BSTG”.

Going Concern

The Company has incurred substantial operating losses since its inception, and as of March 31, 2021 has an accumulated deficit of approximately $69.8 million and will require additional financing to fund future operations.

The Company expects that its operating cash on-hand as of March 31, 2021 of $0.5 million, along with cash proceeds of approximately $0.3 million received in May of 2021 from existing investors, will enable it to fund its operating expenses and capital expenditure requirements into the third quarter of 2021. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of March 31, 2021, consolidated interim statements of operations and stockholders’ equity for the three months ended March 31, 2021 and 2020, and consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2021, its consolidated results of operations, consolidated statement of cash flows, and consolidated stockholders’ equity for the three-month periods ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three-month periods ended March 31, 2021 and 2020 are unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period.

2.	Summary of Significant Accounting Policies and Recently Issued Accounting Pronouncements

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

SBIR Award

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

On October 26, 2018, the Company was awarded the Phase II Fast-Track SBIR grant from the Eunice Kennedy NICHD grant aggregating $1.1 million to support development, testing, and translation to the clinic through September 2019 and represented years one and two of the Phase II portion of the award. On August 3, 2020, the Company was awarded a third year of the Phase II grant totaling $0.5 million for support of development, testing, and translation to the clinic covering qualified expenses incurred from October 1, 2019 through September 30, 2020. In September of 2020, the Company filed and was granted a one year, no-cost extension for the Phase II grant period extending through September 30, 2021.

For the three months ended March 31, 2021, the Company recognized $0.1 million of grant income, from Phase II of the SBIR grant. The aggregate SBIR grant to date provides a total award of $1.8 million, of which, approximately $1.4 million has been recognized through March 31, 2021.

The Company did not recognize any grant income during the three months ended March 31, 2020.

Restricted Cash

Restricted cash consists of $50,000 held as collateral for the Company’s credit card program as of March 31, 2021 and December 31, 2020. The Company’s statements of cash flows include restricted cash with cash when reconciling the beginning-of-period and end-of-period total amounts shown on such statements.

A reconciliation of the cash and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	March 31,	December 31,
	2021	2020

	(In thousands)
Cash	$466	$806
Restricted cash	50	50
Total cash and restricted cash as shown in the statements of cash flows	$516	$856

Recently Adopted Accounting Pronouncements

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

The Company has accounted for the loan under FASB ASC 470, Debt. Repayment amounts due within one year have been recorded as current liabilities, and the remaining amounts due in more than one year as long-term liabilities. On December 18, 2020, the Company submitted the loan forgiveness application for the entire borrowings of $0.4 million to the Lender and was notified on January 7, 2021 that the application was submitted to the Small Business Administration (SBA) for review. The SBA had up to 90 days from the date of submittal to make a final decision on loan forgiveness. The Company has yet to be notified of the SBA’s forgiveness decision.

If the Company is successful in receiving forgiveness for any portion of the loan used for qualifying expenses, those amounts will be recorded as a gain upon extinguishment.

4.	Capital Stock

During the three months ended March 31, 2020, the Company issued a total of 151,027 shares of our common stock at a purchase price of $3.70 per share and warrants to purchase 151,027 shares of common stock at an exercise price of $3.70 per share to a group of investors for aggregate gross and net proceeds of approximately $0.6 million, of which, $0.5 million and $0.1 million was allocated to the common stock and warrants, respectively. The Company has classified these warrants on its consolidated balance sheets as equity and valued using the Black-Scholes model based on the following weighted average assumptions:

Risk-free interest rate	0.88%
Expected volatility	106.7%
Expected term	2 months
Expected dividend yield	-
Exercise price	$3.70
Market value of common stock	$3.11

During the three months ended March 31, 2020, the Company also issued 214,000 shares of our common stock to a group of investors in connection with the exercise of 214,000 previously issued warrants at $2.00 per share for aggregate gross and net proceeds of approximately $0.4 million.

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

The Company had no assets or liabilities classified as Level 2 as of March 31, 2021 and December 31, 2020. The Company’s restricted cash that serves as collateral for the Company’s credit card program is held in a demand money market account and is measured at fair value based on quoted prices, which are Level 1 inputs. The Company classifies warrants to purchase common stock that are accounted for as liabilities as Level 3 liabilities, as discussed below.

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021:

Warrant Liability
(In thousands)
Balance at December 31, 2020	$17
Change in fair value upon re-measurement	(3)
Balance at March 31, 2021	$14

The Company has re-measured the warrant liability to estimated fair value at inception, prior to modification and at each reporting date using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31, 2021	December 31, 2020
Risk-free interest rate	0.16%	0.12%
Expected volatility	140.08%	137.89%
Expected term (in years)	0.9	1.1
Expected dividend yield	-	-
Exercise price	$8.00	$8.00
Market value of common stock	$1.34	$1.25
Warrants to purchase shares of common stock	92,212	92,212

6.	Share-Based Compensation

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

In June 2020, the Company’s shareholders approved the Plan to, among other things, increase of the number of shares of the Company’s common stock available for issuance pursuant thereto by 3,000,000 shares, which increased the total shares authorized to be issued under the Plan to 5,098,000. There were 3,461,091 shares available for issuance as of March 31, 2021.

The Company has granted options to purchase common stock under the Plan. Stock option activity during the three months ended March 31, 2021 was as follows:

	Stock Options
	Amount	Weighted– average exercise price
Outstanding at December 31, 2020	1,599,720	$6.33
Granted	16,413	1.80
Canceled	-	-
Outstanding at March 31, 2021	1,616,134	$6.31

The Company’s outstanding stock options include 338,663 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. Total unrecognized compensation expense for the remaining 243,532 performance-based awards is approximately $0.8 million. No expense has been recognized for these unvested awards as of March 31, 2021 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes.

Aggregate intrinsic value for outstanding options and exercisable options for the year ended March 31, 2021 was $0 based on the Company’s closing stock price of $1.34 per share as of March 31, 2021. As of March 31, 2021, unrecognized compensation cost related to unvested nonperformance-based awards amounted to $0.3 million, which will be recognized over a weighted average period of 0.3 years.

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing options granted during the three months ended March 31, 2021 were as follows:

Risk-free interest rate	0.47%
Expected volatility	123.20%
Expected term	5.3 years
Expected dividend yield	n/a

In February 2020, as part of the termination arrangement with the Company’s former chief executive officer, the Company modified certain options to purchase 236,970 shares of common stock, issued an 80,000 fully vested stock option grant, and accelerated the vesting of 3,300 restricted stock units resulting in recording $153,000, $70,000, and $4,000, respectively, of share-based compensation during the three months ended March 31, 2020.

In March 2020, the Company issued 35,000 common stock awards to an employee that was earned upon the achievement of certain milestones. One of the milestones for 15,000 common shares was achieved on March 27, 2020, and the Company issued 9,795 fully vested share of common stock to the employee with 5,205 common shares withheld to cover taxes. During the three months ended March 31, 2020, the Company recognized a total of $74,800 of share-based compensation with the remaining expense of $65,200 recognized upon the achievement of certain milestones over the requisite service period during the three months ended June 30, 2020.

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020

	(In thousands)
Research and development	$80	$92
General and administrative	50	496
Total share-based compensation	$130	$588

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

The Company leases laboratory and office space and certain equipment with remaining terms ranging approximately from 1 year to 3.5 years.

The laboratory and office space arrangement is under a sublease that was renewed in December of 2020 and currently extends through May 31, 2022. This lease automatically renews annually for a one-year period unless the Company or the counterparty provides a notice of termination within one hundred and eighty days prior to May 31 of each year.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets:

		For the Quarter ended March 31
(In thousands)	Balance Sheet Classification	2021	2020
Assets:
Operating lease assets	Right-of-use asset	$156	$166
Liabilities:
Current operating lease liabilities	Current portion of operating lease liabilities	$110	$105
Non-current operating lease liabilities	Operating lease liabilities, net of current portion	$46	$61
Total operating lease liabilities		$156	$166

Cash paid included in the computation of the right of use asset and lease liability during the three months ended March 31, 2021 and 2020 amounted to approximately $30,000, respectively.

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

	As of March 31,
	2021	2020
Weighted average remaining lease term (in years)	1.72	2.20
Weighted average discount rate	10.24%	13.13%

The Company recorded lease expense in the following expense categories of its consolidated statements of operations:

		For the Three Months Ended March 31,
(In thousands)	Statement of Operations Classification	2021	2020
Operating lease expense	Research and development	$19	$19
	Selling, general and administrative	11	11
		$30	$30

The minimum lease payments for the next five years are expected to be as follows:

(In thousands)	As Of March 31, 2021
2020	$91
2021	62
2022	12
2023	7
2024	-
Total lease payments	$172
Less: imputed interest	16
Present value of operating lease liabilities	$156

9.	Net Loss Per Share

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding.

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2021 and 2020 because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Warrants to purchase common stock	1,893,201	2,610,078
Options to purchase common stock	1,616,134	1,607,570
Common stock awards	-	20,000
Total	3,509,335	4,237,648

10.	Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2021 and 2020, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2021 and 2020, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

11.	Subsequent Events

Equity Transactions

In May 2021, the Company received aggregate gross and net proceeds of approximately $0.3 million from a group of existing investors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations and our plans, objectives, expectations and intentions that are not historical facts and the potential impact of COVID-19 on our business and operations. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include our ability to access debt and equity markets and raise additional funds when needed; the success of our collaborations, clinical trials and pre-clinical development efforts and programs, which success may not be achieved on a timely basis or at all; our ability to obtain and maintain regulatory approval for our implant products, bioreactors, scaffolds and other devices we pursue, including for the esophagus or airway, which approvals may not be obtained on a timely basis or at all; the number of patients who can be treated with our products; the amount and timing of costs associated with our development of implant products, bioreactors, scaffolds and other devices; our failure to comply with regulations and any changes in regulations; unpredictable difficulties or delays in the development of new technology; our collaborators or other third parties we contract with, including with respect to conducting any clinical trial or pre-clinical development efforts, not devoting sufficient time and resources to successfully carry out their duties or meet expected deadlines; our ability to attract and retain qualified personnel and key employees and retain senior management; potential liability exposure with respect to our products; the availability and price of acceptable raw materials and components from third-party suppliers; difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives; increased competition in the field of regenerative medicine and bioengineering, and the financial resources of our competitors; our ability to obtain and maintain intellectual property protection for our device and product candidates; our inability to implement our growth strategy; the control our principal stockholders can exert based on holding a majority of voting power; plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2021 or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

Biostage, Inc. is referred to herein as “we,” “our,” “us,” and “the Company”.

Business Overview

We are a biotechnology company developing bioengineered organ implants based on our novel technology. Our technology is comprised of a proprietary biocompatible scaffold, which is the foundation of our Cellframe ™ technology, that is seeded with the recipient’s own mesenchymal stromal cells to form our Cellspan ™ implant, combining the clinically proven principles of tissue engineering, cell biology and materials science. This technology is being developed to treat life-threatening conditions of the esophagus, trachea and bronchus with the objective of dramatically improving the treatment paradigm for those patients.

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

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of March 31, 2021 had an accumulated deficit of approximately $69.8 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of March 31, 2021 of approximately $0.5 million along with cash proceeds of approximately $0.3 million received in May of 2021 from existing investors, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. We expect to continue to incur operating losses and negative cash flows from operations for 2021 and in future years. Therefore, as disclosed in Note 1 to our consolidated financial statements, these conditions raise substantial doubt about our ability to continue as a going concern.

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

For the three months ended March 31, 2021 and 2020, we recognized $0.1 million and $0.0 million of grant income, respectively, from Phase II of the SBIR grant. The aggregate SBIR grant to date provides a total award of $1.8 million, of which, approximately $1.4 million has been recognized through March 31, 2021.

Management

We disclosed in our Current Report on Form 8-K dated February 7, 2020 that James McGorry, our former Chief Executive Officer, resigned from his role effective February 7, 2020. We also disclosed in our Current Report on Form 8-K dated August 31, 2020 that Peter Chakoutis, our Vice President of Finance, had taken a leave of absence from his role for personal reasons effective August 24, 2020. We disclosed in our Current Report on Form 8-K dated October 30, 2020 that Mr. Chakoutis would not be returning to the Company. In April 2021, we appointed Peter Pellegrino as Interim Vice President of Finance and Mr. Pellegrino is our current principal accounting officer and principal financial officer.

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

Other income (expense). Grant income reflects income earned under the SBIR grant. Grant income is recognized based on timing of when qualified research and development costs are incurred. Changes in fair value of warrant liability represent the change in the fair value of common stock warrants classified as liability awards during the three months March 31, 2021 and 2020. We use the Black-Scholes pricing model to value the related warrant liability. The costs associated with the issuance of the warrants have been recorded as an expense upon issuance.

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

Results of Operations

The following table summarizes the results of our operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		Change 2021 vs. 2020
	2021	2020	Change	%
Operating expenses
Research and development	$473	$643	$(170)	(26)%
Selling, general and administrative	522	1,253	(731)	(58)%
Total operating expenses	995	1,896	(901)	(48)%

Other income (expense)
Grant Income	118	-	118	nm
Change in fair value of warrant liability	3	(100)	103	103%
Other income (expense), net	121	(100)	221	221%
Net loss	$(874)	$(1,996)	$1,122	56%

nm = not meaningful

Research and development expense

Research and development expense decreased approximately $0.2 million, or 24%, to $0.5 million for the three months ended March 31, 2021 as compared to $0.6 million for the same period in 2020. This decrease was due to lower headcount resulting in lower salary and share-based compensation expenses period over period.

Selling, general and administrative expense

Selling, general and administrative expense decreased approximately $0.7 million, or 59%, to $0.5 million for the three months ended March 31, 2021 compared to $1.3 million for the same period in 2020. This decrease was due to lower headcount resulting in lower salary expense of $0.3 million and lower share-based compensation expense of $0.4 million associated with the separation arrangement with our former Chief Executive Officer during the three months ended March 31, 2020.

Grant income

For the three months ended March 31, 2021, we recorded grant income of $0.1 million for qualified expenditures under the SBIR grant. There was no grant income for qualified expenditures from an SBIR grant for the three-month period ended March 31, 2020 as the modified Phase II grant development plan we submitted to the NICHD had not yet been approved as of March 31, 2020.

Change in fair value of warrant liability

During the three months ended March 31, 2021, the change in fair value of our warrant liability resulted in income of $4,000 due primarily to an increase in stock price and volatility of the underlying common shares. This compared to expense of $0.1 million for three months ended March 31, 2020 due to a higher stock price and volatility of the underlying common shares.

Liquidity and Capital Resources

Sources of liquidity.  We have incurred operating losses since inception, and as of March 31, 2021, we had an accumulated deficit of approximately $69.8 million. We are currently investing significant resources in the development and commercialization of our products for use by clinicians and researchers in the fields of regenerative medicine and bioengineering. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future.

The following table sets forth the primary uses of cash for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net Cash Used in Operating Activities	$(560)	$(1,094)
Net Cash Used by Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$-	$987

Comparison of Three Months Ended March 31, 2021 and 2020

Operating activities.  Net cash used in operating activities of $0.6 million for the three months ended March 31, 2021 was due primarily to our net loss of $0.9 million, partially offset by a $0.2 million add-back for non-cash expenses including share-based compensation, depreciation, and change in fair value of warrant liability and $0.1 million of cash provided by working capital due to the timing of prepaid expenses and accounts payable.

Net cash used in operating activities of $1.1 million for the three months ended March 31, 2020 was primarily due to our net loss of $2.0 million, partially offset by $0.7 million add-back for non-cash expenses including share-based compensation, depreciation, and change in fair value of warrant liability, and $0.2 million of cash impact of working capital due to the timing of prepaid expenses and accounts payable.

Investing activities.  There were no investing activities for the three months ended March 31, 2021 and 2020.

Financing activities. There were no financing activities for the three months ended March 31, 2021.

Net cash generated from financing activities during the three months ended March 31, 2020 of approximately $1.0 million consisted of $0.6 million of net proceeds received from private placement transactions that resulted in the issuance of 151,027 shares of our common stock and warrants to purchase 151,027 shares of common stock to a group of investors at an exercise price of $3.70 per share, and $0.4 million received from the issuance of 214,000 shares of our common stock to a group of investors in connection with the exercise of a portion of the warrants previously issued on December 27, 2017.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of March 31, 2021.

Other Information

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the President and Interim Vice President of Finance, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our President and Interim Vice President of Finance, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon the evaluation described above, our President and Interim Vice President of Finance have concluded that they believe our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to the material weakness identified as of December 31, 2020 that has not yet been remediated.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the President and Interim Vice President of Finance, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended March 31, 2021. During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

Remediation Plan

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 13, 2021, our management concluded that a material weakness in internal control over financial reporting existed as of December 31, 2020 and continues to exist as of March 31, 2021, being that we did not design or maintain effective internal controls over the timely identification and recording of financial statement adjustments. Specifically, we did not identify, analyze, record, and disclose certain non-routine accounting matters, such as a lease extension and a grant contract, timely and accurately. We are committed to remediating such material weaknesses in a timely fashion, including through the engagement of Point Providence Consulting and related appointment of Mr. Pellegrino as our Interim Vice President of Finance. As management continues to evaluate and work to improve its internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness described above will continue to exist.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the ongoing civil lawsuit described in Item 3 of Part I of our Annual Report on Form 10-K filed with the SEC on April 13, 2021, there are no such matters pending that we expect to be material in relation to our business, financial condition, and results of operations or cash flows.

Item 1A.	Risk Factors

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, and the additional risk factors noted below, there have been no material changes in the risk factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on April 13, 2021.

Our audited financial statements for the year ended December 31, 2020 contain a going concern qualification. Our financial status creates doubt whether we will continue as a going concern. We will need additional funds in the near future and our operations will be adversely affected if we are unable to obtain needed funding.

We ended March 31, 2021 with approximately $0.5 million of operating cash on-hand and received cash proceeds of approximately $0.3 million in May of 2021 from existing investors. This will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. We will need to raise additional capital in the in or before the third quarter and beyond to fund operations. If we do not raise sufficient additional capital from outside sources in such timeframe, we will be forced to further curtail or cease our operations. Based on these circumstances, our ability to continue as a going concern is at risk and our independent registered public accounting firm included a “going concern” qualification as to our ability to continue as a going concern in their audit report dated April 13, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on April 13, 2021. Our cash requirements and cash resources will vary significantly depending upon the timing, and the financial and other resources that will be required to complete ongoing development and pre-clinical and clinical testing of our products as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. In addition to development and other costs, we expect to incur capital expenditures from time to time. These capital expenditures will be influenced by our regulatory compliance efforts, our success, if any, at developing collaborative arrangements with strategic partners, our needs for additional facilities and capital equipment and the growth, if any, of our business in general. We will require additional funding to continue our anticipated operations and support our capital and operating needs. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. In addition, general market conditions, including the effect of the COVID-19 pandemic on financial markets, as well as the effects of laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (CFIUS), and other agencies and related regulations, including the Foreign Investment Risk Review Modernization Act (FIRRMA), adopted in August 2018, may make it difficult for us to seek financing from the capital markets.

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

Item 6.	Exhibits

Exhibit Index

31.1+	Certification of Interim Vice President of Finance of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of President of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Interim Vice President of Finance of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of President of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: May 24, 2021

BIOSTAGE, INC.

By:	/s/ Hong Yu
Name: Hong Yu
Title: President (principal executive officer)

By:	/s/ Peter A. Pellegrino Jr.
Name: Peter A. Pellegrino Jr.
Title: Interim Vice President of Finance (principal financial officer)