Form 10-Q
period 2021-06-30
Biostage, Inc.
filed 2021-08-13
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 001-35853

BIOSTAGE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-5210462
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

84 October Hill Road, Suite 11, Holliston, MA	01746
(Address of Principal Executive Offices)	(Zip Code)

(774) 233-7300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☒   YES         ☐   NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).          ⌧   YES         ◻   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ⌧	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ◻    YES    ☒     NO

As of August 13, 2021, there were 9,688,407 shares of common stock, par value $0.01 per share, outstanding.

Biostage, Inc.

Form 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

BIOSTAGE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

	June 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets:
Cash	$451	$1,026
Restricted cash	50	50
Grant receivable	70	77
Prepaid expenses and other current assets	263	524
Total current assets	834	1,677
Property, plant and equipment, net	151	217
Right-of-use assets	130	182
Total assets	$1,115	$2,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39	$31
Accrued and other current liabilities	213	317
Current portion of notes payable	—	284
Warrant liability	5	17
Current portion of operating lease liability	104	107
Total current liabilities	361	756
Notes payable, net of current portion	—	120
Operating lease liability, net of current portion	26	75
Total liabilities	387	951

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized as of June 30, 2021 and December 31, 2020, 0 issued and outstanding	—	—
Common stock, par value $0.01 per share, 60,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 9,688,407 and 9,388,407 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	97	94
Additional paid-in capital	70,847	69,991
Accumulated deficit	(70,216)	(68,960)
Total stockholders’ equity	728	1,125
Total liabilities and stockholders’ equity	$1,115	$2,076

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	300	536	773	1,179
General and administrative	618	725	1,140	1,978
Total operating expenses	918	1,261	1,913	3,157

Operating loss	(918)	(1,261)	(1,913)	(3,157)

Other income (expense):
Forgiveness of notes payable	408	—	408	—
Grant income	47	—	165	—
Change in fair value of warrant liability	10	78	13	(22)
Other income (expense), net	71	(2)	71	(2)
Total other income (expense), net	536	76	657	(24)
Net loss	$(382)	$(1,185)	$(1,256)	$(3,181)

Basic and diluted net loss per share	$(0.04)	$(0.14)	$(0.13)	$(0.38)
Weighted-average common shares, basic and diluted	9,435	8,636	9,412	8,462

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Three Months Ended June 30, 2021
	Number of
	Common		Additional		Total
	Shares	Common	Paid-in	Accumulated	Stockholders’
	Outstanding	Stock	Capital	Deficit	Equity
Balance at March 31, 2021	9,388	$94	$70,121	$(69,834)	$381
Net loss	—	—	—	(382)	(382)
Share-based compensation expense	—	—	131	—	131
Issuance of common stock and warrants	300	3	595	—	598
Balance at June 30, 2021	9,688	$97	$70,847	$(70,216)	$728

	Three Months Ended June 30, 2020
	Number of
	Common		Additional		Total
	Shares	Common	Paid-in	Accumulated	Stockholders’
	Outstanding	Stock	Capital	Deficit	Equity
Balance at March 31, 2020	8,533	$85	$66,650	$(66,091)	$644
Net loss	—	—	—	(1,185)	(1,185)
Share-based compensation expense	—	—	265	—	265
Issuance of fully vested common shares	14	—	(18)	—	(18)
Issuance of common stock from exercise of warrants	141	2	522	—	524
Balance at June 30, 2020	8,688	$87	$67,419	$(67,276)	$230

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2021
	Number of
	Common		Additional		Total
	Shares	Common	Paid-in	Accumulated	Stockholders’
	Outstanding	Stock	Capital	Deficit	Equity
Balance at December 31, 2020	9,388	$94	$69,991	$(68,960)	$1,125
Net loss	—	—	—	(1,256)	(1,256)
Share-based compensation expense	—	—	261	—	261
Issuance of common stock and warrants	300	3	595	—	598
Balance at June 30, 2021	9,688	$97	$70,847	$(70,216)	$728

	Six Months Ended June 30, 2020
	Number of
	Common		Additional		Total
	Shares	Common	Paid-in	Accumulated	Stockholders’
	Outstanding	Stock	Capital	Deficit	Equity
Balance at December 31, 2019	8,156	$82	$65,102	$(64,095)	$1,089
Net loss	—	—	—	(3,181)	(3,181)
Share-based compensation expense	—	—	853	—	853
Issuance of fully vested common shares	26	—	(42)	—	(42)
Issuance of common stock and warrants to purchase common stock	151	1	558	—	559
Issuance of common stock from exercise of warrants	355	4	948	—	952
Balance at June 30, 2020	8,688	$87	$67,419	$(67,276)	$230

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,256)	$(3,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of notes payable	(408)	—
Share-based compensation expense	261	853
Depreciation	66	94
Change in fair value of warrant liability	(12)	22
Changes in operating assets and liabilities:
Grant receivable	7	—
Prepaid expenses and other current assets	261	171
Accounts payable	8	(100)
Accrued and other current liabilities	(100)	(23)
Net cash used in operating activities	(1,173)	(2,164)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	598	559
Proceeds from exercise of warrants	—	952
Proceeds from notes payable	—	404
Acquisition of common stock for tax withholding obligations	—	(46)
Net cash provided by financing activities	598	1,869
Net decrease in cash and restricted cash	(575)	(295)
Cash and restricted cash at beginning of period	1,076	963
Cash and restricted cash at end of period	$501	$668

Supplemental disclosure of non-cash investing and financing activities:
Issuance of vested stock	$—	$42

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Overview and Basis of Presentation

Overview

Biostage, Inc. (Biostage or the Company) is a biotechnology company developing bioengineered organ implants based on the Company’s novel CellspanTM and CellframeTM technology. The Company’s technology is comprised of a proprietary biocompatible scaffold, which is the foundation of the Company’s Cellframe technology, that is seeded with the recipient’s own mesenchymal stromal cells to form the Company’s Cellspan implant. The Company believes that this technology may provide surgeons a new paradigm to address life-threatening conditions of the esophagus, bronchus, and trachea due to congenital abnormalities, diseases, infections and traumas. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and acquiring operating assets. The Company has one business segment and does not have significant costs or assets outside the United States.

On October 31, 2013, Harvard Bioscience, Inc. (Harvard Bioscience) contributed its regenerative medicine business assets, plus $15 million of cash, into Biostage (formerly “Harvard Apparatus Regenerative Technologies” at the time of spin-off.) On November 1, 2013, the spin-off of the Company from Harvard Bioscience was completed. On that date, the Company became an independent company that operates the regenerative medicine business previously owned by Harvard Bioscience. The spin-off was completed through the distribution of all the shares of common stock of Biostage to stockholders of Harvard Bioscience (the “Distribution”).

The Company’s common stock is currently traded on the OTCQB Venture Market under the symbol “BSTG”.

Going Concern

The Company has incurred substantial operating losses since its inception, and as of June 30, 2021 has an accumulated deficit of approximately $70.2 million and will require additional financing to fund future operations.

The Company expects that its operating cash on-hand as of June 30, 2021 of $0.5 million, which includes cash proceeds of approximately $0.6 million received in May and June of 2021 from existing investors, will enable it to fund its operating expenses and capital expenditure requirements into the third quarter of 2021. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds to fund its operations. In the event the Company does not raise additional capital from outside sources in the third quarter, it may be forced to curtail or cease its operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing development, pre-clinical and clinical testing of products, as well as regulatory efforts and collaborative arrangements necessary for the Company’s products that are currently under development. The Company is currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. The Company may also pursue debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. The Company may not be able to obtain additional financing on favorable terms, if at all.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Biostage, and three wholly-owned subsidiaries, Harvard Apparatus Regenerative Technology Limited (Hong Kong), Harvard Apparatus Regenerative Technology GmbH (Germany) and Biostage Limited (UK). The three wholly-owned subsidiaries do not have any net assets as of June 30, 2021. The functional currency for these subsidiaries is the U.S dollar. All intercompany balances and transactions have been eliminated in consolidation.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2021, consolidated interim statements of operations and stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2021, its consolidated results of operations and consolidated stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and consolidated statements of cash flows for the six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period.

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

On October 26, 2018, the Company was awarded the Phase II Fast-Track SBIR grant from the Eunice Kennedy NICHD grant aggregating approximately $1.1 million to support development, testing, and translation to the clinic through September 2019 and represented years one and two of the Phase II portion of the award. On August 3, 2020, the Company was awarded a third year of the Phase II grant totaling approximately $0.5 million for support of development, testing, and translation to the clinic covering qualified expenses incurred from October 1, 2019 through September 30, 2020. In September of 2020, the Company filed and was granted a one year, no-cost extension for the Phase II grant period extending through September 30, 2021.

For the three and six months ended June 30, 2021, the Company recognized approximately $47,000 and $165,000 of grant income, respectively, from Phase II of the SBIR grant. The aggregate SBIR grant to date provides a total award of approximately $1.8 million, of which, approximately $1.5 million has been recognized through June 30, 2021. There was no grant income for qualified expenditures from an SBIR grant for the three and six months ended June 30, 2020 as the modified Phase II grant development plan the Company submitted to the NICHD has not yet been approved as of June 30, 2020.

Restricted Cash

Restricted cash consists of $50,000 held as collateral for the Company’s credit card program as of June 30, 2021 and December 31, 2020. The Company’s consolidated statements of cash flows include restricted cash with cash when reconciling the beginning-of-period and end-of-period total amounts shown on such statements.

A reconciliation of the cash and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the consolidated statements of cash flows is as follows:

	June 30,	December 31,
	2021	2020

	(In thousands)
Cash	$451	$1,026
Restricted cash	50	50
Total cash and restricted cash as shown in the consolidated statements of cash flows	$501	$1,076

Recently Adopted Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.  Capital Stock

During the three months ended June 30, 2021, the Company issued a total of 300,000 shares of its common stock and warrants to purchase 150,000 shares of common stock with an exercise price of $2.00 per share, at a purchase price of $2.00 per unit. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. The shares and warrants were sold to a group of investors for aggregate gross and net proceeds of approximately $0.6 million, of which, $0.5 million and $0.1 million was allocated to the common stock and warrants, respectively. The Company classified these warrants on its consolidated balance sheets as equity as the warrants do not have any redemption features nor a right to put for cash that is outside the control of the Company, and valued using the Black-Scholes model based on the following weighted average assumptions:

Risk-free interest rate	0.88%
Expected volatility	134.3%
Expected term	5	years
Expected dividend yield	—
Exercise price	$2.00
Market value of common stock	$1.21

During the six months ended June 30, 2020, the Company issued a total of 151,027 shares of its common stock and warrants to purchase 151,027 shares of common stock with an exercise price of $3.70 per share, at a purchase price of $3.70 per unit. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. The shares and warrants were sold to a group of investors for aggregate gross and net proceeds of approximately $0.6 million, of which $0.5 million and $0.1 million was allocated to the common stock and warrants, respectively. The Company classified these warrants on its consolidated balance sheets as equity as the warrants do not have any redemption features nor a right to put for cash that is outside the control of the Company, and valued using the Black-Scholes model based on the following weighted average assumptions:

Risk-free interest rate	0.88%
Expected volatility	106.7%
Expected term	2	months
Expected dividend yield	—
Exercise price	$3.70
Market value of common stock	$3.11

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

Warrants to purchase common stock activity for the six months ended June 30, 2021 was as follows:

		Weighted-Average
	Amount	Exercise Price
Outstanding at December 31, 2020	1,893,201	$6.44
Issued	150,000	2.00
Exercised	—	—
Outstanding at June 30, 2021	2,043,201	$6.11

4.  Notes Payable

On May 4, 2020, the Company obtained a loan (Loan) from the Bank of America (Lender) in the aggregate amount of approximately $0.4 million, pursuant to the Paycheck Protection Plan (PPP), established as part of the CARES Act. The Loan is evidenced by a promissory note dated May 4, 2020 issued by the Company and will accrue interest at a fixed interest rate of 1% per annum from the funding date of May 4, 2020. Payments of principal and interest have been deferred since the funding under the original terms of the promissory note. However, the Loan and accrued interest may be forgivable at the conclusion of this period.

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

The Company has accounted for the loan under FASB ASC 470, Debt. As of December 31, 2020, repayment amounts due within one year were recorded as current liabilities, and the remaining amounts due in more than one year as long-term liabilities. On December 18, 2020, the Company submitted the loan forgiveness application for the entire borrowings of approximately $0.4 million to the Lender and was notified on January 7, 2021 that the application was submitted to the Small Business Administration (SBA) for review. On May 23, 2021, the Company was notified that the SBA determined that the application for PPP loan forgiveness was approved, and that the SBA remitted the forgiven amount to the Lender.

In accordance with FASB ASC 470, Debt, the Notes Payable and applicable accrued interest have been recorded as forgiveness of notes payable resulting in a gain of approximately $408,000 for the three and six months ended June 30, 2021.

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

The Company had no assets or liabilities classified as Level 2 as of June 30, 2021 and December 31, 2020. The Company’s restricted cash that serves as collateral for the Company’s credit card program is held in a demand money market account and is measured at fair value based on quoted prices, which are Level 1 inputs. The Company classifies warrants to purchase common stock that are accounted for as liabilities as Level 3 liabilities, as discussed below.

The Company had no outstanding Notes Payable as of June 30, 2021 due to the approval for forgiveness by the SBA (see Note 4). The Company’s Notes Payable carrying value at December 31, 2020 approximated fair value due to the relatively small amount of principal and the short duration of the underlying promissory note.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2021:

	Fair Value Measurement as of June 30, 2021
	(In thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$50	$—	$—	$50
Total	$50	$—	$—	$50

Liabilities:
Warrant liability	$—	$—	$5	$5
Total	$—	$—	$5	$5

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2020:

	Fair Value Measurement as of December 31, 2020
	(In thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$50	$—	$—	$50
Total	$50	$—	$—	$50

Liabilities:
Warrant liability	$—	$—	$17	$17
Total	$—	$—	$17	$17

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2021:

Warrant Liability
(In thousands)
Balance at December 31, 2020	$17
Change in fair value upon re-measurement	(12)
Balance at June 30, 2021	$5

The Company has re-measured the warrant liability to estimated fair value at inception, prior to modification and at each reporting date using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30,	December 31,
	2021	2020
Risk-free interest rate	0.07%	0.12%
Expected volatility	134.28%	137.89%
Expected term (in years)	0.6	1.1
Expected dividend yield	—	—
Exercise price	$8.00	$8.00
Market value of common stock	$1.26	$1.25
Warrants to purchase shares of common stock	92,212	92,212

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

In June 2020, the Company’s shareholders approved the Plan to, among other things, increase of the number of shares of the Company’s common stock available for issuance pursuant thereto by 3,000,000 shares, which increased the total shares authorized to be issued under the Plan to 5,098,000. There were 3,545,299 shares available for issuance as of June 30, 2021.

The Company has granted options to purchase common stock and restricted stock units (RSUs) under the Plan. Stock option and restricted stock unit activity during the six months ended June 30, 2021 was as follows:

	Stock Options
		Weighted –
		Average
	Amount	Exercise Price
Outstanding at December 31, 2020	1,599,720	$6.33
Granted	16,416	1.80
Canceled	(81,242)	18.43
Outstanding at June 30, 2021	1,534,894	$6.31

The Company’s outstanding stock options include 338,663 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. Total unrecognized compensation expense for the remaining 243,532 performance-based awards is approximately $0.8 million. No expense has been recognized for these unvested awards as of June 30, 2021 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes.

Aggregate intrinsic value for outstanding options and exercisable options for the six months ended June 30, 2021 was $0 based on the Company’s closing stock price of $1.26 per share as of June 30, 2021. As of June 30, 2021, unrecognized compensation cost related to unvested nonperformance-based awards amounted to approximately $0.5 million, which will be recognized over a weighted average period of 0.2 years.

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing options granted during the six months ended June 30, 2021 were as follows:

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

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Research and development	$69	$69	$149	$161
General and administrative	62	196	112	692
Total share-based compensation	$131	$265	$261	$853

The Company estimates the fair value of non-employee share options using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee and director options in each of the reporting periods, other than the expected life, which is assumed to be the remaining contractual life of the options.

7.  Commitments and Contingencies

On April 14, 2017, representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts (the “Court”), against the Company and other defendants, including Harvard Bioscience, Inc. (“Harvard Bioscience”), our former parent entity prior to the spin-off of the Company in 2013, as well as another third party. The complaint seeks payment for an unspecified amount of damages and alleges that the plaintiff sustained terminal injuries allegedly caused by products, including one synthetic trachea scaffold and two bioreactors, provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in Europe in 2012 and 2013. This lawsuit relates to the Company’s first-generation trachea scaffold technology for which the Company discontinued development in 2014, and not to the Company’s current Cellframe technology nor to its lead development Cellspan Esophageal Implant product candidate.

On October 1, 2019, the Court entered an order granting plaintiffs’ motion to compel the defendants to produce discovery. Subsequently, the plaintiff filed a motion for sanctions against the Company on January 6, 2020 claiming failure to produce the required discovery. The Company’s counsel at the time, which had been selected for the case by its liability insurance carrier, never notified the Company of plaintiffs’ motion and never responded to plaintiff’ motion. As a result of the failure of the Company’s former counsel to respond, on January 29, 2020, the Court entered an order allowing plaintiffs’ sanctions against the Company and the other defendants, which establishes a sanction of admitted liability. In June 2021, the Company was informed of these 2019 and 2020 court actions by new defense counsel appointed by its liability insurance carrier. On June 9, 2021, the Company, together with the other defendants, filed a motion to vacate the Court’s order allowing plaintiff’s motion for sanctions, and following a hearing on such motion, on August 6, 2021 the Court issued a ruling in our favor, vacating the sanctions. This case will now proceed on the merits, which the Company will continue to oppose vigorously. While there can be no assurance that the Company and other defendants will prevail, the Company continues to believe that the claims made in this lawsuit are without merit, however, an estimate of potential liability cannot be made at this time.

In accordance with a separation and distribution agreement between Harvard Bioscience and the Company relating to the spin-off, the Company would be required to indemnify Harvard Bioscience against losses that Harvard Bioscience may suffer as a result of this litigation. The Company has been informed by its insurance provider that the case has been accepted as an insurable claim under the Company’s product liability insurance policy. The Company does not believe a loss is probable or estimable at this time and therefore has not accrued any amounts for this contingent liability.

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the above matter, there are no such matters pending that the Company expects to be material in relation to its business, financial condition, results of operations, or cash flows.

8.  Leases

The Company leases laboratory and office space and certain equipment with remaining terms ranging approximately from 1 year to 3.3 years.

The laboratory and office space arrangement is under a sublease that was renewed in December of 2020 and currently extends through May 31, 2022. This lease automatically renews annually for a one-year period unless the Company or the counterparty provides a notice of termination within one hundred and eighty days prior to May 31st of each year.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets:

		June 30,	December 31,
(In thousands)	Balance Sheet Classification	2021	2020
Assets:
Operating lease assets	Right-of-use asset	$130	$182
Liabilities:
Current operating lease liabilities	Current portion of operating lease liabilities	104	107
Non-current operating lease liabilities	Operating lease liabilities, net of current portion	26	75
Total operating lease liabilities		$130	$182

The Company recorded operating lease expense in the following categories in its consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Research and development	$19	$19	$38	$39
General and administrative	11	11	22	22
Total operating lease expense	$30	$30	$60	$61

Cash paid included in the computation of the right of use asset and lease liability during the six months ended June 30, 2021 and 2020 amounted to approximately $60,000 and $61,000, respectively.

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

	As of June 30,
	2021	2020
Remaining lease term (in years)	1.53	2.07
Discount rate	10.36%	13.13%

The minimum lease payments for the next five years are expected to be as follows:

As of
(In thousands)	June 30,
2021	$61
2022	62
2023	12
2024	7
2025	—
Total lease payments	142
Less: imputed interest	12
Present value of operating lease liabilities	$130

9.  Net Loss Per Share

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the six months ended June 30, 2021 and 2020 because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2021	2020
Warrants to purchase common stock	2,043,201	2,468,525
Options to purchase common stock	1,534,894	1,704,721
Total	3,578,095	4,173,246

10.  Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2021 and 2020, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2021 and 2020, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

The Company maintains the Harvard Apparatus Regenerative Technology GmbH (Germany) subsidiary whereas in fiscal years 2013, 2014 and 2015 certain withholding taxes were paid to the German tax authorities. In June of 2021, the Company received a refund payment of approximately $71,000 for certain withholding taxes paid during those fiscal years. This amount has been recorded in other income (expense), net, for the three and six months ended June 30, 2021.

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

In collaboration with world-class institutions, such as The Mayo Clinic and Connecticut Children’s Medical Center, we are advancing our technology. Our product development program is based on the greatest medical unmet needs, analysis of existing surgical options and physician validation.

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

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of June 30, 2021 had an accumulated deficit of approximately $70.2 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of June 30, 2021 of approximately $0.5 million which includes cash proceeds of approximately $0.6 million received in May and June of 2021 from existing investors, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. We expect to continue to incur operating losses and negative cash flows from operations for 2021 and in future years. Therefore, as disclosed in Note 1 to our consolidated financial statements, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional funds to fund our operations. In the event we do not raise additional capital from outside sources in the third quarter, we may be forced to curtail or cease its operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to continue ongoing development, pre-clinical and clinical testing of products, as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on favorable terms, if at all.

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

Capital Transactions

During 2021 we had the following financing transactions:

●	On May 4, 2020, we obtained a loan (Loan) from Bank of America (Lender) in the aggregate amount of approximately $0.4 million, pursuant to the Paycheck Protection Plan (PPP), established as part of the CARES Act. The Loan was evidenced by a promissory note dated May 4, 2020 issued by us whereas certain amounts of the Loan where eligible for forgiveness if used for qualifying expenses. On December 18, 2020, we submitted the loan forgiveness application for the entire borrowings of approximately $0.4 million to the Lender and were notified on January 7, 2021 that the application was submitted to the Small Business Administration (SBA) for review. On May 23, 2021, we were notified by Bank of America that the Small Business Administration determined that the application for PPP loan forgiveness was approved, and the SBA remitted the forgiven amount to the Lender. We have accounted for this loan forgiveness as an extinguishment (See Note 4 in the Consolidated Financial Statements included in Part I “Financial Information”, Item 1 of this report for further discussion).
●	On June 17, 2021, we issued a total of 300,000 shares of our common stock and warrants to purchase 150,000 shares of common stock with an exercise price of $2.00 per share, at a purchase price of $2.00 per unit. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. The shares and warrants were sold to a group of investors for aggregate gross and net proceeds of approximately $0.6 million.

During 2020 we had the following financing transactions:

●	During the six months ended June 30, 2020, we issued a total of 151,027 shares of our common stock and warrants to purchase 151,027 shares of common stock with an exercise price of $3.70 per share, at a purchase price of $3.70 per unit. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. The shares and warrants were sold to a group of investors for aggregate gross and net proceeds of approximately $0.6 million.
●	During the six months ended June 30, 2020, we issued 214,000 shares of our common stock to a group of investors in connection with the exercise of 214,000 previously issued warrants at $2.00 per share for aggregate gross and net proceeds of approximately $0.4 million.
●	During the six months ended June 30, 2020, we issued 141,553 shares of our common stock to a group of investors in connection with the exercise of 141,553 previously issued warrants at $3.70 per share for aggregate gross and net proceeds of approximately $0.5 million.
●	On May 4, 2020, we were granted a loan from the Bank of America in the aggregate amount of $0.4 million, pursuant to the Paycheck Protection Program (PPP), established as part of the CARES Act (See Note 4 in the Consolidated Financial Statements included in Part I “Financial Information”, Item 1 of this report for further discussion).
●	During the six months ended June 30, 2020, we issued a total of 25,948 shares of our common stock to former chief executive officer and an employee due to the vesting of restricted stock units and issuance of a common stock award.

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

On October 26, 2018, we were awarded the Phase II Fast-Track SBIR grant from the Eunice Kennedy NICHD grant aggregating approximately $1.1 million to support development, testing, and translation to the clinic through September 2019 and represented years one and two of the Phase II portion of the award. On August 3, 2020, we were awarded a third year of the Phase II grant totaling approximately $0.5 million for support of development, testing, and translation to the clinic covering qualified expenses incurred from October 1, 2019 through September 30, 2020. In September of 2020, we filed and were granted a one year, no-cost extension for the Phase II grant period extending through September 30, 2021.

For the three and six months ended June 30, 2021, we recognized approximately $47,000 and $165,000 of grant income, from Phase II of the SBIR grant, respectively. The aggregate SBIR grant to date provides a total award of approximately $1.8 million, of which, approximately $1.5 million has been recognized through June 30, 2021.

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

Forgiveness of notes payable. On May 23, 2021, we were notified by the Lender that provided our PPP Loan that the Small Business Administration determined that our application for PPP loan forgiveness was approved, and the SBA remitted the forgiven amount to the Lender. We have accounted for this loan forgiveness as an extinguishment.

Grant income. Grant income reflects income earned under the SBIR grant. Grant income is recognized based on timing of when qualified research and development costs are incurred.

Changes in fair value of warrant liability. Changes in fair value of warrant liability represent the change in the fair value of common stock warrants classified as liability awards during the three and six months ended June 30, 2021 and 2020. We use the Black-Scholes pricing model to value the related warrant liability. The costs associated with the issuance of the warrants have been recorded as an expense upon issuance.

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

Results of Operations

The following table summarizes the results of our operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Change 2021 vs. 2020		Six Months Ended June 30,		Change 2021 vs. 2020
	2021	2020	Change	%	2021	2020	Change	%
Operating expenses
Research and development	$300	$536	$(236)	(44)%	$773	$1,179	$(406)	(34)%
General and administrative	618	725	(107)	(15)%	1,140	1,978	(838)	(42)%
Total operating expenses	918	1,261	(343)	(27)%	1,913	3,157	(1,244)	(39)%

Other income (expense)
Forgiveness of notes payable	408	—	408	nm	408	—	408	nm
Grant income	47	—	47	nm	165	—	165	nm
Change in fair value of warrant liability	10	78	(68)	(87)%	13	(22)	35	159%
Other income (expense), net	71	(2)	73	3,650%	71	(2)	73	3,650%
Total other income (expense), net	536	76	460	605%	657	(24)	681	2,838%
Net loss	$(382)	$(1,185)	$(803)	(68)%	$(1,256)	$(3,181)	$(1,925)	(61)%

nm = not meaningful

Comparison of the three months ended June 30, 2021 compared to the three months ended June 30, 2020

Research and Development Expense

Research and development expense decreased approximately $0.2 million, or 44%, to $0.3 million for the three months ended June 30, 2021 as compared to approximately $0.5 million for the three months ended June 30, 2020. This decrease was due to lower headcount resulting in lower salary and share-based compensation expenses period over period.

General and Administrative Expense

General and administrative expense decreased approximately $0.1 million, or 15%, to $0.6 million for the three months ended June 30, 2021 compared to approximately $0.7 million for the three months ended June 30, 2020. This decrease was due to $ lower headcount resulting in lower salary and share-based compensation expenses period over period.

Forgiveness of notes payable

On May 23, 2021, we were notified by the Lender that provided our PPP Loan that the Small Business Administration determined that our application for PPP loan forgiveness was approved, and the SBA remitted the forgiven amount to the Lender. As a result, we recorded a gain from forgiveness of our notes payable of approximately $0.4 million.

Grant income

For the three months ended June 30, 2021, we recorded grant income of approximately $47,000 for qualified expenditures under our SBIR grant. There was no grant income for qualified expenditures from an SBIR grant for the three months ended June 30, 2020 as the modified Phase II grant development plan we submitted to the NICHD had not yet been approved as of June 30, 2020.

Change in fair value of warrant liability

During the three months ended June 30, 2021, the change in fair value of our warrant liability resulted in other income of approximately $10,000 due primarily to a lower stock price of the underlying common shares. This compared to approximately $78,000 of other income for three months ended June 30, 2020 due to a decrease in the price of the underlying common shares.

Other income (expense), net

In June of 2021, we received a refund payment of approximately $71,000 for certain withholding taxes paid in previous years to the German tax authorities which were remitted on to us on behalf of Harvard Apparatus Regenerative Technology GmbH, our German subsidiary.

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020

Research and Development Expense

Research and development expense decreased approximately $0.4 million, or 34%, to $0.8 million for the six months ended June 30, 2021 as compared to approximately $1.2 million for the six months ended June 30, 2020. This decrease was due to lower headcount resulting in $0.3 million in lower salary and share-based compensation expenses and approximately $0.1 million of lower operating expenses.

General and Administrative Expense

General and administrative expense decreased approximately $0.8 million, or 42%, to $1.1 million for the six months ended June 30, 2021 compared to approximately $2.0 million for the six months ended June 30, 2020. This decrease was due to approximately $0.3 million lower salary and related expenses and approximately $0.5 million in lower share-based compensation costs due to the separation of our former chief executive officer and chief financial officer in 2020.

Forgiveness of notes payable

On May 23, 2021, we were notified by the Lender that provided our PPP Loan that the Small Business Administration determined that our application for PPP loan forgiveness was approved, and the SBA remitted the forgiven amount to the Lender. As a result, we recorded a gain from forgiveness of our notes payable of approximately $0.4 million.

Grant income

For the six months ended June 30, 2021, we recorded grant income of approximately 165,000 for qualified expenditures under our SBIR grant. There was no grant income for qualified expenditures from an SBIR grant for the six months ended June 30, 2020 as the modified Phase II grant development plan we submitted to the NICHD has not yet been approved as of June 30, 2020.

Change in fair value of warrant liability

During the six months ended June 30, 2021, the change in fair value of our warrant liability resulted in other income of approximately $13,000 due primarily to a lower stock price of the underlying common shares. This compared to approximately $22,000 of other expense for six months ended June 30, 2020 due to an increase in the price of the underlying common shares.

Other income (expense), net

In June of 2021, we received a refund payment of approximately $71,000 for certain withholding taxes paid in previous years to the German tax authorities which were remitted on to us on behalf of Harvard Apparatus Regenerative Technology GmbH, our German subsidiary.

Liquidity and Capital Resources

Sources of liquidity. We have incurred operating losses since inception, and as of June 30, 2021 we had an accumulated deficit of approximately $70.2 million. We are currently investing significant resources in the development and commercialization of our products for use by clinicians and researchers in the fields of regenerative medicine and bioengineering. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future.

The following table sets forth the primary uses of cash for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net Cash Used in Operating Activities	$(1,173)	$(2,164)
Net Cash Used by Investing Activities	$—	$—
Net Cash Provided by Financing Activities	$598	$1,869

Comparison of Six Months Ended June 30, 2021 and 2020

Operating activities. Net cash used in operating activities of approximately $1.2 million for the six months ended June 30, 2021 was due primarily to our net loss of approximately $1.3 million and adjustments for non-cash items of approximately $0.1 million due to the add-back for a gain from forgiveness of our notes payable, offset, in part, by non-cash expenses including share-based compensation, depreciation and the change in fair value of our warrant liability. These cash outflows were offset, in part, by an approximately $0.2 million increase to cash from changes in working capital due to the timing of payments for prepaid expenses and accounts payable.

Net cash used in operating activities of approximately $2.2 million for the six months ended June 30, 2020 was due primarily to our net loss of approximately $3.2 million, partially offset by approximately $1.0 million add-back for non-cash expenses including share-based compensation, depreciation and the change in fair value of warrant liability. The cash impact of working capital due to the timing of prepaid expenses and accounts payable was negligible during the period.

Investing activities. There were no investing activities for the six months ended June 30, 2021 and 2020.

Financing activities. Net cash generated from financing activities during the six months ended June 30, 2021 of approximately $0.6 million consisted of net proceeds received from private placement transactions that resulted in the issuance of 300,000 shares of our common stock at a purchase price of $2.00 per share and warrants to purchase 150,000 shares of common stock at an exercise price of $2.00 per share to a group of investors.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of June 30, 2021.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our President and Interim Vice President of Finance, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon the evaluation described above, our President and Interim Vice President of Finance have concluded that they believe our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to the material weakness identified as of December 31, 2020 that has not yet been remediated.

Changes in Internal Control over Financial Reporting

Our management, with the participation of the President and Interim Vice President of Finance, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended June 30, 2021. During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

Remediation Plan

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 13, 2021, our management concluded that a material weakness in internal control over financial reporting existed as of December 31, 2020 and continues to exist as of June 30, 2021, being that we did not design or maintain effective internal controls over the timely identification and recording of financial statement adjustments. Specifically, we did not identify, analyze, record, and disclose certain non-routine accounting matters, such as a lease extension and a grant contract, timely and accurately. We are committed to remediating such material weaknesses in a timely fashion, including through the engagement of Point Providence Consulting and related appointment of Mr. Pellegrino as our Interim Vice President of Finance. As management continues to evaluate and work to improve its internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness described above will continue to exist.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the ongoing civil lawsuit described in Item 3 of Part I of our Annual Report on Form 10-K filed with the SEC on March 27, 2020, our Form 8-K filed with the SEC on June 24, 2021, there are no such matters pending that we expect to be material in relation to our business, financial condition, and results of operations or cash flows.

As previously disclosed, including in the Form 8-K referenced above, representatives for the estate of an individual plaintiff filed a wrongful death complaint on April 14, 2017 with the Suffolk Superior Court, in the County of Suffolk, Massachusetts (the “Court”), against us and other defendants, including Harvard Bioscience, Inc. (“Harvard Bioscience”), our former parent entity prior to the spin-off of the Company in 2013, as well as another third party. The complaint seeks payment for an unspecified amount of damages and alleges that the plaintiff sustained terminal injuries allegedly caused by products, including one synthetic trachea scaffold and two bioreactors, provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in Europe in 2012 and 2013. This lawsuit relates to our first-generation trachea scaffold technology for which we discontinued development in 2014, and not to our current Cellframe technology nor to our lead development Cellspan Esophageal Implant product candidate.

On October 1, 2019, the Court entered an order granting plaintiffs’ motion to compel the defendants to produce discovery. Subsequently, the plaintiff filed a motion for sanctions against us on January 6, 2020 claiming failure to produce the discovery. Our counsel at the time, which had been selected for the case by our liability insurance carrier, never notified us of plaintiffs’ motion and never responded to plaintiff’ motion. As a result of the failure of our former counsel to respond, on January 29, 2020, the Court entered an order allowing plaintiffs’ sanctions against us and the other defendants, which establishes a sanction of admitted liability. In June 2021, we were informed of these 2019 and 2020 court actions by new defense counsel appointed by our liability insurance carrier. On June 9, 2021, we, together with the other defendants, filed a motion to vacate the Court’s order allowing plaintiff’s motion for sanctions, and following a hearing on such motion, on August 6, 2021 the Court issued a ruling in our favor, vacating the sanctions. This case will now proceed on the merits, which we will continue to oppose vigorously.

While there can be no assurance that we and the other defendants will prevail, we continue to believe that the claims made in this lawsuit are without merit. If we face a trial on damages and lose on the merits, we do not know the exact amount of compensatory and, potentially, punitive damages that could be awarded. In all events, we believe that available product liability insurance coverage will reimburse us for all or a significant portion of such damages, although there can be no assurance that the damages awarded will be within the limits of our insurance. We are also evaluating possible malpractice claims as an additional source of recovery. We cannot provide assurance that our losses will not exceed our insurance or such recoveries. Further, in accordance with a separation and distribution agreement between Harvard Bioscience and the Company relating to the spin-off, we would be required to indemnify Harvard Bioscience against losses that Harvard Bioscience may suffer as a result of this litigation.

Item 1A.Risk Factors

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

We ended June 30, 2021 with approximately $0.5 million of operating cash on-hand, which include cash proceeds of approximately $0.6 million received in May and June of 2021 from existing investors. This will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. We will need to raise additional capital before the fourth quarter and beyond to fund operations. If we do not raise sufficient additional capital from outside sources in such timeframe, we will be forced to further curtail or cease our operations. Based on these circumstances, our ability to continue as a going concern is at risk and our independent registered public accounting firm included a “going concern” qualification as to our ability to continue as a going concern in their audit report dated April 13, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on April 13, 2021. Our cash requirements and cash resources will vary significantly depending upon the timing, and the financial and other resources that will be required to complete ongoing development and pre-clinical and clinical testing of our products as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. In addition to development and other costs, we expect to incur capital expenditures from time to time. These capital expenditures will be influenced by our regulatory compliance efforts, our success, if any, at developing collaborative arrangements with strategic partners, our needs for additional facilities and capital equipment and the growth, if any, of our business in general. We will require additional funding to continue our anticipated operations and support our capital and operating needs. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. In addition, general market conditions, including the effect of the COVID-19 pandemic on financial markets, as well as the effects of laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (CFIUS), and other agencies and related regulations, including the Foreign Investment Risk Review Modernization Act (FIRRMA), adopted in August 2018, may make it difficult for us to seek financing from the capital markets.

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

Item 6.	Exhibits

Exhibit Index

4.1	Form of Warrant (previously filed as an exhibit to Form 8-k, filed on June 22, 2021, and incorporated herein by reference)

10.1	Form of Securities Purchase Agreement, dated as of June 17, 2021 (previously filed as an exhibit to Form 8-k, filed on June 22, 2021, and incorporated herein by reference)

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

32.1*	Certification of Interim Vice President of Finance of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of President of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+Filed herewith.

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

Date: August 13, 2021

BIOSTAGE, INC.

By:	/s/ Hong Yu
Name: Hong Yu
Title: President (principal executive officer)

By:	/s/ Peter A. Pellegrino Jr.
Name: Peter A. Pellegrino Jr.
Title: Interim Vice President of Finance (principal financial officer)