Form 10-Q
period 2021-09-30
Biostage, Inc.
filed 2021-11-15
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 001-35853

BIOSTAGE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-5210462
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

84 October Hill Road, Suite 11, Holliston, MA	01746
(Address of Principal Executive Offices)	(Zip Code)

(774) 233-7300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of November 15, 2021, there were 10,688,407 shares of common stock, par value $0.01 per share, outstanding.

Biostage Inc.

Form 10-Q

For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

BIOSTAGE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$1,995	$1,026
Restricted cash	50	50
Grant receivable	—	77
Prepaid expenses and other current assets	277	524
Total current assets	2,322	1,677
Property, plant and equipment, net	130	217
Right-of-use assets	103	182
Total assets	$2,555	$2,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112	$31
Accrued and other current liabilities	272	317
Current portion of notes payable	—	284
Warrant liability	31	17
Current portion of operating lease liability	81	107
Total current liabilities	496	756
Notes payable, net of current portion	—	120
Operating lease liability, net of current portion	22	75
Total liabilities	518	951

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized as of September 30, 2021 and December 31, 2020, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 10,688,407 and 9,388,407 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	107	94
Additional paid-in capital	72,995	69,991
Accumulated deficit	(71,065)	(68,960)
Total stockholders’ equity	2,037	1,125
Total liabilities and stockholders’ equity	$2,555	$2,076

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	250	548	1,023	1,727
General and administrative	572	510	1,712	2,488
Total operating expenses	822	1,058	2,735	4,215

Operating loss	(822)	(1,058)	(2,735)	(4,215)

Other income (expense):
Forgiveness of notes payable	—	—	408	—
Grant income	—	370	165	370
Change in fair value of warrant liability	(27)	28	(14)	6
Other income (expense), net	—	—	71	(2)
Total other income (expense), net	(27)	398	630	374

Net loss	$(849)	$(660)	$(2,105)	$(3,841)

Basic and diluted net loss per share	$(0.08)	$(0.07)	$(0.22)	$(0.45)
Weighted-average common shares, basic and diluted	10,014,494	8,855,465	9,614,781	8,593,810

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except for share amounts)

	Three Months Ended September 30, 2021
	Number of
	Common		Additional		Total
	Shares	Common	Paid-in	Accumulated	Stockholders’
	Outstanding	Stock	Capital	Deficit	Equity
Balance at June 30, 2021	9,688,407	$97	$70,847	$(70,216)	$728
Net loss	—	—	—	(849)	(849)
Share-based compensation expense	—	—	160	—	160
Issuance of common stock and warrants	1,000,000	10	1,988	—	1,998
Balance at September 30, 2021	10,688,407	$107	$72,995	$(71,065)	$2,037

	Three Months Ended September 30, 2020
	Number of
	Common		Additional		Total
	Shares	Common	Paid-in	Accumulated	Stockholders’
	Outstanding	Stock	Capital	Deficit	Equity
Balance at June 30, 2020	8,688,083	$87	$67,419	$(67,276)	$230
Net loss	—	—	—	(660)	(660)
Share-based compensation	—	—	151	—	151
Issuance of common stock and warrants to purchase common stock	125,000	1	498	—	499
Issuance of common stock from exercise of warrants	575,324	6	1,783	—	1,789
Balance at September 30, 2020	9,388,407	$94	$69,851	$(67,936)	$2,009

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except for share amounts)

	Nine Months Ended September 30, 2021
	Number of
	Common		Additional		Total
	Shares	Common	Paid-in	Accumulated	Stockholders’
	Outstanding	Stock	Capital	Deficit	Equity
Balance at December 31, 2020	9,388,407	$94	$69,991	$(68,960)	$1,125
Net loss	—	—	—	(2,105)	(2,105)
Share-based compensation expense	—	—	421	—	421
Issuance of common stock and warrants	1,300,000	13	2,583	—	2,596
Balance at September 30, 2021	10,688,407	$107	$72,995	$(71,065)	$2,037

	Nine Months Ended September 30, 2020
	Number of
	Common		Additional		Total
	Shares	Common	Paid-in	Accumulated	Stockholders’
	Outstanding	Stock	Capital	Deficit	Equity
Balance at December 31, 2019	8,155,555	$82	$65,102	$(64,095)	$1,089
Net loss	—	—	—	(3,841)	(3,841)
Share-based compensation	37,974	—	1,004	—	1,004
Common stock withheld for taxes	(12,026)	—	(42)	—	(42)
Issuance of common stock and warrants to purchase common stock	276,027	2	1,056	—	1,058
Issuance of common stock from exercise of warrants	930,877	10	2,731	—	2,741
Balance at September 30, 2020	9,388,407	$94	$69,851	$(67,936)	$2,009

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,105)	$(3,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of notes payable	(408)	—
Share-based compensation expense	421	1,004
Depreciation	87	139
Change in fair value of warrant liability	14	(6)
Changes in operating assets and liabilities:
Grant receivable	77	(370)
Prepaid expenses and other current assets	247	270
Accounts payable	81	(170)
Accrued and other current liabilities	(41)	(45)
Net cash used in operating activities	(1,627)	(3,019)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(7)
Net cash used in investing activities	—	(7)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	2,596	1,058
Proceeds from exercise of warrants	—	2,741
Proceeds from notes payable	—	404
Acquisition of common stock for tax withholding obligations	—	(42)
Net cash provided by financing activities	2,596	4,161
Net increase in cash and restricted cash	969	1,135
Cash and restricted cash at beginning of period	1,076	963
Cash and restricted cash at end of period	$2,045	$2,098

Supplemental disclosure of non-cash investing and financing activities:
Issuance of vested stock	$—	$42

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

Going Concern

The Company has incurred substantial operating losses since its inception, and as of September 30, 2021 has an accumulated deficit of approximately $71.1 million and will require additional financing to fund future operations.

The Company expects that its operating cash on-hand as of September 30, 2021 of approximately $2.0 million, which includes cash proceeds of approximately $2.6 million received in May, June, and September of 2021 from existing investors, will enable it to fund its operating expenses and capital expenditure requirements into the second quarter of 2022. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds to fund its operations. In the event the Company does not raise additional capital from outside sources in the second quarter of 2022, it may be forced to curtail or cease its operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing development, pre-clinical and clinical testing of products, as well as regulatory efforts and collaborative arrangements necessary for the Company’s products that are currently under development. The Company is currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. The Company may also pursue debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. The Company may not be able to obtain additional financing on favorable terms, if at all.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Biostage, and three wholly-owned subsidiaries, Harvard Apparatus Regenerative Technology Limited (Hong Kong), Harvard Apparatus Regenerative Technology GmbH (Germany) and Biostage Limited (UK). All intercompany balances and transactions have been eliminated in consolidation. The functional currency for Biostage and these subsidiaries is the U.S dollar.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of September 30, 2021, consolidated interim statements of operations and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2021, its consolidated results of operations and consolidated stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period.

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

For the nine months ended September 30, 2021 and 2020, the Company recognized approximately $165,000 and $370,000 of grant income, respectively, from Phase II of the SBIR grant. The aggregate SBIR grant to date provided a total award of approximately $1.8 million, of which, approximately $1.5 million has been recognized through September 30, 2021. The Phase II portion of the award expired effective September 30, 2021.

Restricted Cash

Restricted cash consists of $50,000 held as collateral for the Company’s credit card program as of September 30, 2021 and December 31, 2020. The Company’s consolidated statements of cash flows include restricted cash with cash when reconciling the beginning-of-period and end-of-period total amounts shown on such statements.

A reconciliation of the cash and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the consolidated statements of cash flows is as follows:

	September 30,	December 31,
	2021	2020

	(In thousands)
Cash	$1,995	$1,026
Restricted cash	50	50
Total cash and restricted cash as shown in the consolidated statements of cash flows	$2,045	$1,076

Recently Adopted Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.  Capital Stock

On September 1, 2021, the Company issued a total of 1,000,000 shares of its common stock and warrants to purchase 500,000 shares of common stock with an exercise price of $2.00 per share, at purchase price of $2.00 per unit. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. The shares and warrants were sold to a group of investors for aggregate gross and net proceeds of approximately $2.0 million, of which, $1.4 million and $0.6 million was allocated to the common stock and warrants, respectively. The Company classified these warrants on its consolidated balance sheets as equity as the warrants do not have any redemption features nor a right to put for cash that is outside the control of the Company, and valued using the Black-Scholes model based on the following weighted average assumptions:

Risk-free interest rate	0.78%
Expected volatility	121.43%
Expected term	5	years
Expected dividend yield	—
Exercise price	$2.00
Market value of common stock	$3.00

On June 17, 2021, the Company issued a total of 300,000 shares of its common stock and warrants to purchase 150,000 shares of common stock with an exercise price of $2.00 per share, at a purchase price of $2.00 per unit. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. The shares and warrants were sold to a group of investors for aggregate gross and net proceeds of approximately $0.6 million, of which, $0.4 million and $0.2 million was allocated to the common stock and warrants, respectively. The Company classified these warrants on its consolidated balance sheets as equity as the warrants do not have any redemption features nor a right to put for cash that is outside the control of the Company, and valued using the Black-Scholes model based on the following weighted average assumptions:

Risk-free interest rate	0.87%
Expected volatility	118.01%
Expected term	5	years
Expected dividend yield	—
Exercise price	$2.00
Market value of common stock	$1.21

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

In separate transaction during the same period, the Company issued 414,000 shares of its common stock to a group of investors in connection with the exercise of 414,000 previously issued warrants at $2.00 per share for aggregate gross and net proceeds of approximately $0.8 million.

During the nine months ended September 30, 2020, the Company issued a total of 25,948 shares of its common stock to employees due to the vesting of restricted stock units and issuance of a common stock award.

Warrant to purchase common stock activity for the nine months ended September 30, 2021 was as follows:

		Weighted-average
	Amount	exercise price
Outstanding at December 31, 2020	1,893,201	$6.44
Issued	650,000	2.00
Exercised	—	—
Outstanding at September 30, 2021	2,543,201	$5.30

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

In accordance with FASB ASC 470, Debt, the Notes Payable and applicable accrued interest have been recorded as forgiveness of notes payable resulting in a gain of approximately $408,000 for the nine months ended September 30, 2021.

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

The Company had no assets or liabilities classified as Level 2 as of September 30, 2021 and December 31, 2020. The Company’s restricted cash that serves as collateral for the Company’s credit card program is held in a demand money market account and is measured at fair value based on quoted prices, which are Level 1 inputs. The Company classifies warrants to purchase common stock that are accounted for as liabilities as Level 3 liabilities, as discussed below.

The Company's notes payable carrying value as of December 31, 2020 approximates fair value due to the relatively small amount of principal and the short duration of the note payable. The Company had no notes payable at September 30, 2021. See Note 4.

The following fair value hierarchy tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement as of September 30, 2021
	(In thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$50	$—	$—	$50
Total	$50	$—	$—	$50

Liabilities:
Warrant liability	$—	$—	$31	$31
Total	$—	$—	$31	$31

	Fair value measurement as of December 31, 2020
	(In thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$50	$—	$—	$50
Total	$50	$—	$—	$50

Liabilities:
Warrant liability	$—	$—	$17	$17
Total	$—	$—	$17	$17

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2021:

Warrant liability
(In thousands)
Balance at December 31, 2020	$17
Change in fair value upon re-measurement	14
Balance at September 30, 2021	$31

The Company has re-measured the warrant liability to estimated fair value at inception, prior to modification and at each reporting date using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30,	December 31,
	2021	2020
Risk-free interest rate	0.05%	0.12%
Expected volatility	154.68%	137.89%
Expected term (in years)	0.4	1.1
Expected dividend yield	—	—
Exercise price	$8.00	$8.00
Market value of common stock	$3.00	$1.25
Warrants to purchase shares of common stock	92,212	92,212

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

In June 2020, the Company’s shareholders approved the Plan, to among other things, increase of the number of shares of the Company’s common stock available for issuance pursuant to the 2013 Equity Incentive Plan by 3,000,000 shares, which increased the total shares authorized to be issued under the Plan to 5,098,000. There were 3,574,042 shares available for issuance as of September 30, 2021.

The Company has granted options to purchase common stock under the Plan. Stock option activity during the nine months ended September 30, 2021 was as follows:

			Weighted-average	Aggregate
	Number of	Weighted –	remaining	intrinsic
	Options	average	contractual	value (in
	Outstanding	exercise price	term (years)	thousands)
Outstanding at December 31, 2020	1,599,720	$6.33	5.77	$—
Granted	301,674	$1.49
Canceled	(398,212)	$9.20
Outstanding at September 30, 2021	1,503,182	$4.63	7.41	$876
Vested at September 30, 2021	895,850	$6.21	6.97	$376

The Company’s outstanding options include 243,532 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. As of September 30, 2021, no expense has been recognized for these unvested awards given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes. Total unrecognized compensation expense for the remaining 243,532 performance-based awards is approximately $0.8 million.

As of September 30, 2021, unrecognized compensation cost related to unvested non-performance-based awards amounted to $0.4 million, which will be recognized over a weighted-average period of 0.7 years.

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing options granted during the nine months ended September 30, 2021 and 2020 were as follows:

	September 30,
	2021	2020
Risk-free interest rate	0.89%	0.71%
Expected volatility	116.86%	109.66%
Expected term (years)	5.28	4.2
Expected dividend yield	—	—

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Research and development	$96	$73	$213	$234
General and administrative	64	78	208	770
Total share-based compensation	$160	$151	$421	$1,004

During the nine months ended September 30, 2020, as part of the termination arrangement with the Company’s former chief executive officer, the Company modified certain options to purchase 236,970 shares of common stock, issued an 80,000 fully vested stock option grant, and accelerated the vesting of 3,300 restricted stock units resulting in recording $153,000, $70,000, and $4,000, respectively, of share-based compensation.

In March 2020, the Company issued 35,000 common stock awards to an employee to be earned upon the achievement of certain milestones. Such milestones were achieved during the nine months ended September 30, 2020 and the Company issued 23,793 fully vested shares of common stock to the employee with 11,207 common shares withheld to cover taxes. The Company recognized share-based compensation of $140,000 for the nine months ended September 30, 2020.

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

On September 15, 2021, one of the Company’s product liability insurance carriers which had been providing a defense to the Company and Harvard Bioscience, notified each party that it was denying coverage under the applicable policy for the lawsuit and would no longer be providing a defense to each such company with respect thereto, or covering related legal expenses incurred after September 30, 2021. The insurance carrier also filed a corresponding complaint for declaratory judgment with the Court asking the Court to declare that said insurance carrier is not required to defend, indemnify or provide coverage to the Company and Harvard Bioscience with respect to the lawsuit described above. The Company believes the insurance carrier’s grounds for denying coverage are without merit and intends to vigorously defend against this complaint for declaratory judgment and the insurance carrier’s denial of the claim and related matters.

There can be no assurance that the Company and the other defendants will prevail in the insurance coverage litigation. As such, it is unclear at this point if our product liability insurance coverage will reimburse the Company for all or any portion of any defense costs or damages if the Company were to lose the underlying case on the merits.

While there can be no assurance that the Company and other defendants will prevail in the underlying case, the Company continues to believe that the plaintiff’s claims made in the lawsuit are without merit and will continue to vigorously defend against such claims. If the Company faces a trial on damages and lose on the merits, it does not know the exact amount of compensatory and, potentially, punitive damages that could be awarded, but the amounts could be substantial. Considering these factors, an estimate of potential liability cannot be made at this time. However, any potential loss on the merits, especially if not covered by the Company’s product liability insurance, would be likely to adversely impact its financial condition and may cause the Company to have to curtail or cease its operations. The Company is evaluating possible malpractice claims as one source of recovery but has not asserted such a claim and cannot provide assurance that such a claim would provide a recovery. Further, in accordance with a separation and distribution agreement between Harvard Bioscience and the Company relating to the spin-off, the Company would be required to indemnify Harvard Bioscience against losses that Harvard Bioscience may suffer as a result of this litigation.

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the above matter, there are no such matters pending that the Company expects to be material in relation to its business, financial condition, results of operations, or cash flows.

8.  Leases

The Company leases laboratory and office space and certain equipment with remaining terms ranging approximately from 0.7 to 3.0 years.

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

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets:

		September 30,	December 31,
(In thousands)	Balance sheet classification	2021	2020
Assets:
Operating lease assets	Right-of-use asset	$103	$182
Liabilities:
Current operating lease liabilities	Current portion of operating lease liabilities	81	107
Non-current operating lease liabilities	Operating lease liabilities, net of current portion	22	75
Total operating lease liabilities		$103	$182

The Company recorded operating lease expense in the following categories in its consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Research and development	$19	$19	$58	$58
General and administrative	11	11	33	33
Total operating lease expense	$30	$30	$91	$91

Cash paid included in the computation of the operating lease assets and lease liability during the nine months ended September 30, 2021 and 2020 amounted to approximately $91,000 and $91,000, respectively.

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

	As of September 30,
	2021	2020
Remaining lease term (in years)	1.38	1.99
Discount rate	10.54%	13.12%

The minimum lease payments for the next five years are expected to be as follows:

As of
(In thousands)	September 30,
2021	$31
2022	62
2023	12
2024	7
2025	—
Total lease payments	112
Less: imputed interest	9
Present value of operating lease liabilities	$103

9.  Net Loss Per Share

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the six months ended September 30, 2020 and 2019 because including them would have had an anti-dilutive effect:

	Nine months ended September 30,
	2021	2020
Warrants to purchase common stock	2,543,201	1,893,201
Options to purchase common stock	1,503,182	1,641,674
Total	4,046,383	3,534,875

10.  Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2021 and 2020, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2021 and 2020, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

The Company maintains the Harvard Apparatus Regenerative Technology GmbH (Germany) subsidiary whereas in fiscal years 2013, 2014 and 2015 certain withholding taxes were paid to the German tax authorities. In June of 2021, the Company received a refund payment of approximately $71,000 for certain withholding taxes paid during those fiscal years. This amount has been recorded in other income (expense), net, for the nine months ended September 30, 2021

11.  Subsequent Events

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

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of September 30, 2021 had an accumulated deficit of approximately $71.1 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of September 30, 2021 of approximately $2.0 million which includes cash proceeds of approximately $2.0 million received in September of 2021 from existing investors, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022. We expect to continue to incur operating losses and negative cash flows from operations for 2021 and in future years. Therefore, as disclosed in Note 1 to our consolidated financial statements, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional funds to fund our operations. In the event we do not raise additional capital from outside sources in the second quarter of 2022, we may be forced to curtail or cease its operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to continue ongoing development, pre-clinical and clinical testing of products, as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on favorable terms, if at all.

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

Capital Transactions

During 2021 we had the following financing transactions:

●	On May 4, 2020, we obtained a loan (Loan) from Bank of America (Lender) in the aggregate amount of approximately $0.4 million, pursuant to the Paycheck Protection Plan (PPP), established as part of the CARES Act. The Loan was evidenced by a promissory note dated May 4, 2020 issued by us whereas certain amounts of the Loan where eligible for forgiveness if used for qualifying expenses. On December 18, 2020, we submitted the loan forgiveness application for the entire borrowings of approximately $0.4 million to the Lender and were notified on January 7, 2021 that the application was submitted to the Small Business Administration (SBA) for review. On May 23, 2021, we were notified by Bank of America that the Small Business Administration determined that the application for PPP loan forgiveness was approved, and the SBA remitted the forgiven amount to the Lender. We have accounted for this loan forgiveness as an extinguishment (See Note 4 in the Consolidated Financial Statements included in Part I “Financial Information”, Item 1 of this report for further discussion).
●	On June 17, 2021, we issued a total of 300,000 shares of our common stock and warrants to purchase 150,000 shares of common stock with an exercise price of $2.00 per share, at a purchase price of $2.00 per unit. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. The shares and warrants were sold to a group of investors for aggregate gross and net proceeds of approximately $0.6 million.
●	On September 1, 2021, we issued a total of 1,000,000 shares of our common stock and warrants to purchase 500,000 shares of common stock with an exercise price of $2.00 per share, at a purchase price of $2.00 per unit. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. The shares and warrants were sold to a group of investors for aggregate gross and net proceeds of approximately $2.0 million.

During 2020 we had the following financing transactions:

●	During the nine months ended September 30, 2020, we issued a total of 151,027 and 125,000 shares, respectively, of our common stock at a purchase price of $3.70 and $4.00 per share, respectively, and warrants to purchase 151,027 shares of common stock at an exercise price of $3.70 per share to a group of investors for aggregate gross and net proceeds of approximately $1.1 million.
●	During the nine months ended September 30, 2020, we issued 414,000 shares of our common stock to a group of investors in connection with the exercise of 414,000 previously issued warrants at $2.00 per share for aggregate gross and net proceeds of approximately $0.8 million.
●	During the nine months ended September 30, 2020, we issued 516,877 shares of our common stock to a group of investors in connection with the exercise of 516,877 previously issued warrants at $3.70 per share for aggregate gross and net proceeds of approximately $1.9 million.
●	On May 4, 2020, we were granted a loan from the Bank of America in the aggregate amount of $0.4 million, pursuant to the Paycheck Protection Program (PPP), established as part of the CARES Act (See Note 4 in the Consolidated Financial Statements included in Part I “Financial Information”, Item 1 of this report for further discussion).
●	During the nine months ended September 30, 2020, we issued a total of 25,948 shares of our common stock to former chief executive officer and an employee due to the vesting of restricted stock units and issuance of a common stock award.

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

For the nine months ended September 30, 2021, we recognized approximately $165,000 and $370,000 of grant income, respectively, from Phase II of the SBIR grant. The aggregate SBIR grant to date provides a total award of approximately $1.8 million, of which, approximately $1.5 million has been recognized through September 30, 2021. The Phase II portion of the award expired effective September 30, 2021.

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

Changes in fair value of warrant liability. Changes in fair value of warrant liability represent the change in the fair value of common stock warrants classified as liability awards during the three and nine months ended September 30, 2021 and 2020. We use the Black-Scholes pricing model to value the related warrant liability. The costs associated with the issuance of the warrants have been recorded as an expense upon issuance.

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

Results of Operations

The following table summarizes the results of our operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended September 30,		Change 2021 vs. 2020		Nine months ended September 30,		Change 2021 vs. 2020
	2021	2020	Change	%	2021	2020	Change	%
Operating expenses
Research and development	$250	$548	$(298)	(54)%	$1,023	$1,727	$(704)	(41)%
General and administrative	572	510	62	12%	1,712	2,488	(776)	(31)%
Total operating expenses	822	1,058	(236)	(22)%	2,735	4,215	(1,480)	(35)%

Other income (expense)
Forgiveness of notes payable	—	—	—	nm	408	—	408	nm
Grant income	—	370	(370)	nm	165	370	(205)	(55)%
Change in fair value of warrant liability	(27)	28	(55)	(196)%	(14)	6	(20)	(333)%
Other expense, net	—	—	—	nm %	71	(2)	73	(3,650)%
Total other income (expense), net	(27)	398	(425)	(107)%	630	374	256	68%
Net loss	$(849)	$(660)	$(189)	29%	$(2,105)	$(3,841)	$1,736	(45)%

nm = not meaningful

Comparison of the three months ended September 30, 2021 compared to the three months ended September 30, 2020

Research and Development Expense

Research and development expense decreased approximately $0.3 million, or 54%, to approximately $0.3 million for the three months ended September 30, 2021 as compared to approximately $0.5 million for the three months ended September 30, 2020. This decrease was due primarily to an approximately $0.2 million decrease for lower employee and share-based compensation expenses and an approximately $0.1 million of lower outsourced study costs and lab operating supplies.

General and Administrative Expense

General and administrative expense increased approximately $0.1 million, or 12%, to approximately $0.6 million for the three months ended September 30, 2021 compared to approximately $0.5 million for the three months ended September 30, 2020.  This slight increase was due to higher insurance expenses and public company costs.

Grant income

For the three months ended September 30, 2021, we recorded no grant income for qualified expenditures under our SBIR grant as the Phase II portion of the award expired effective September 30, 2021. There was approximately $0.4 million of grant income for qualified expenditures from the SBIR grant for the three months ended September 30, 2020.

Change in fair value of warrant liability

During the three months ended September 30, 2021, the change in fair value of our warrant liability resulted in other expense of approximately $27,000 due primarily to an increase in the stock price of the underlying common shares. This compared to approximately $28,000 of other income for three months ended September 30, 2020 due to a decrease in the stock price of the underlying common shares.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020

Research and Development Expense

Research and development expense decreased approximately $0.7 million, or 41%, to approximately $1.0 million for the nine months ended September 30, 2021 as compared to approximately $1.7 million for the nine months ended September 30, 2020. This decrease was due to lower headcount resulting in $0.5 million in lower salary and share-based compensation expenses and approximately $0.2 million of lower outsourced study costs, lab operating supplies and facility costs.

General and Administrative Expense

General and administrative expense decreased approximately $0.8 million, or 31%, to approximately $1.7 million for the nine months ended September 30, 2021 compared to approximately $2.5 million for the nine months ended September 30, 2020. This decrease was due to approximately $0.3 million lower salary and related expenses and approximately $0.5 million in lower share-based compensation costs due to the separation of our former chief executive officer and chief financial officer in 2020.

Forgiveness of notes payable

On May 23, 2021, we were notified by the Lender that provided our PPP Loan that the Small Business Administration determined that our application for PPP loan forgiveness was approved, and the SBA remitted the forgiven amount to the Lender. As a result, we recorded a gain from forgiveness of our notes payable of approximately $0.4 million for the nine months ended September 30, 2021.

Grant income

For the nine months ended September 30, 2021, we recorded grant income of approximately $0.2 million for qualified expenditures under our SBIR grant as the Phase II portion of the award expired effective September 30, 2021. There was approximately $0.4 million of grant income for qualified expenditures from the SBIR grant for the nine months ended September 30, 2020.

Change in fair value of warrant liability

During the nine months ended September 30, 2021, the change in fair value of our warrant liability resulted in other income of approximately $14,000 due primarily to an increase in the stock price of the underlying common shares. This compared to approximately $6,000 of other income for the nine months ended September 30, 2020, which was due to a decrease in the stock price of the underlying common shares.

Other income (expense), net

In June of 2021, we received a refund payment of approximately $71,000 for certain withholding taxes paid in previous years to the German tax authorities which were remitted on to us on behalf of Harvard Apparatus Regenerative Technology GmbH, our German subsidiary.

Liquidity and Capital Resources

Sources of liquidity. We have incurred operating losses since inception, and as of September 30, 2021 we had an accumulated deficit of approximately $71.1 million. We are currently investing significant resources in the development and commercialization of our products for use by clinicians and researchers in the fields of regenerative medicine and bioengineering. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future.

The following table sets forth the primary uses of cash for the six months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(1,627)	$(3,019)
Net cash used by investing activities	$—	$(7)
Net cash provided by financing activities	$2,596	$4,161

Comparison of Nine Months Ended September 30, 2021 and 2020

Operating activities. Net cash used in operating activities of approximately $1.6 million for the nine months ended September 30, 2021 was due primarily to our net loss of approximately $2.1 million and adjustments for non-cash items of approximately $0.1 million due to the add-back for a gain from forgiveness of our notes payable, offset, in part, by non-cash expenses including share-based compensation, depreciation and the change in fair value of our warrant liability. These cash outflows were offset, in part, by an approximately $0.4 million increase to cash from changes in working capital due to the timing of payments for prepaid expenses and accounts payable and the collection of grants receivable during the nine months ended September 30, 2021.

Net cash used in operating activities of $3.0 million for the nine months ended September 30, 2020 was due primarily to our net loss of $3.8 million, partially offset by $1.2 million add-back for non-cash expenses including share-based compensation, depreciation, and change in fair value of warrant liability. The cash impact of working capital due to the timing of payments for prepaid expenses and accounts payable was negligible during the period.

Investing activities. There were no investing activities for the nine months ended September 30, 2021. There were $7,000 of investing activities for the nine months ended September 30, 2020 for an equipment purchase.

Financing activities. Net cash generated from financing activities during the nine months ended September 30, 2021 of approximately $2.6 million consisted of gross and net proceeds received from private placement transactions that resulted in the issuance of 1,300,000 shares of our common stock at a purchase price of $2.00 per share and warrants to purchase 650,000 shares of common stock at an exercise price of $2.00 per share to a group of existing investors.

Net cash generated from financing activities during the nine months ended September 30, 2020 of $4.2 million consisted of $1.1 million of net proceeds received from private placement transactions that resulted in the issuance of 276,027 shares of our common stock and warrants to purchase 151,027 and 125,000 shares of common stock to a group of investors at exercise prices of $3.70 and $4.00 per share, respectively, $2.7 million received from the issuance of 930,877 shares of our common stock to a group of investors in connection with the exercise of previously issued warrants, and $0.4 million from a loan granted to us in May 2020 pursuant to the PPP established as part of the CARES Act. These proceeds were offset slightly by $46,000 of payments for employee tax withholdings for common shares repurchased for vested stock awards.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of the President and Interim Vice President of Finance, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended September 30, 2021. During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

Remediation Plan

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 13, 2021, our management concluded that a material weakness in internal control over financial reporting existed as of December 31, 2020 and continues to exist as of September 30, 2021, being that we did not design or maintain effective internal controls over the timely identification and recording of financial statement adjustments. Specifically, we did not identify, analyze, record, and disclose certain non-routine accounting matters, such as a lease extension and a grant contract, timely and accurately. We are committed to remediating such material weaknesses in a timely fashion, including through the engagement of Point Providence Consulting and related appointment of Mr. Pellegrino as our Interim Vice President of Finance. As management continues to evaluate and work to improve its internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weakness. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, the material weakness described above will continue to exist.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the ongoing civil lawsuit described in Item 3 of Part I of our Annual Report on Form 10-K filed with the SEC on March 27, 2020, our Form 8-K filed with the SEC on June 24, 2021, our Form 8-K filed with the SEC on September 24, 2021, there are no such matters pending that we expect to be material in relation to our business, financial condition, and results of operations or cash flows.

As previously disclosed, including in the Form 8-K filings referenced above, representatives for the estate of an individual plaintiff filed a wrongful death complaint on April 14, 2017 with the Suffolk Superior Court, in the County of Suffolk, Massachusetts (the “Court”), against us and other defendants, including Harvard Bioscience, Inc. (“Harvard Bioscience”), our former parent entity prior to the spin-off of the Company in 2013, as well as another third party. The complaint seeks payment for an unspecified amount of damages and alleges that the plaintiff sustained terminal injuries allegedly caused by products, including one synthetic trachea scaffold and two bioreactors, provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in Europe in 2012 and 2013. This lawsuit relates to our first-generation trachea scaffold technology for which we discontinued development in 2014, and not to our current Cellframe technology nor to our lead development Cellspan Esophageal Implant product candidate.

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

On September 15, 2021, one of our product liability insurance carriers which had been providing a defense to us and Harvard Bioscience, notified each party that it was denying coverage under the applicable policy for the lawsuit and would no longer be providing a defense to each such company with respect thereto, or covering related legal expenses incurred after September 30, 2021. The insurance carrier also filed a corresponding complaint for declaratory judgment with the Court asking the Court to declare that said insurance carrier is not required to defend, indemnify or provide coverage to us and Harvard Bioscience with respect to the lawsuit described above. We believe the insurance carrier’s grounds for denying coverage are without merit and intend to vigorously defend against this complaint for declaratory judgment and the insurance carrier’s denial of the claim and related matters.

There can be no assurance that we and the other defendants will prevail in the insurance coverage litigation. As such, it is unclear at this point if our product liability insurance coverage will reimburse us for all or any portion of any defense costs or damages if we were to lose the underlying case on the merits.

While there can be no assurance that we and other defendants will prevail in the underlying case, we continue to believe that the plaintiff’s claims made in the lawsuit are without merit and will continue to vigorously defend against such claims. If we face a trial on damages and lose on the merits, we do not know the exact amount of compensatory and, potentially, punitive damages that could be awarded, but the amounts could be substantial. Considering these factors, an estimate of potential liability cannot be made at this time. However, any potential loss on the merits, especially if not covered by our product liability insurance, would be likely to adversely impact our financial condition and may cause us to have to curtail or cease our operations. We are evaluating possible malpractice claims as one source of recovery but have not asserted such a claim and cannot provide assurance that such a claim would provide a recovery. Further, in accordance with a separation and distribution agreement between us and Harvard Bioscience relating to the spin-off, we would be required to indemnify Harvard Bioscience against losses that Harvard Bioscience may suffer as a result of this litigation.

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

We ended September 30, 2021 with approximately $2.0 million of operating cash on-hand, which included cash proceeds of approximately $2.6 million received in May, June, and September of 2021 from existing investors. This will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2022. We will need to raise additional capital during the second quarter of 2022 and beyond to fund operations, including clinical development as well as expenses in relation to our ongoing litigation. If we do not raise sufficient additional capital from outside sources in such timeframe, we will be forced to further curtail or cease our operations. Based on these circumstances, our ability to continue as a going concern is at risk and our independent registered public accounting firm included a “going concern” qualification as to our ability to continue as a going concern in their audit report dated April 13, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on April 13, 2021. Our cash requirements and cash resources will vary significantly depending upon the timing, and the financial and other resources that will be required to complete ongoing development and pre-clinical and clinical testing of our products as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. In addition to development and other costs, we expect to incur ongoing costs in relation to our ongoing litigation, and capital expenditures from time to time. These capital expenditures will be influenced by our regulatory compliance efforts, our success, if any, at developing collaborative arrangements with strategic partners, our needs for additional facilities and capital equipment and the growth, if any, of our business in general. We will require additional funding to continue our anticipated operations and support our capital and operating needs. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. In addition, general market conditions, including the effect of the COVID-19 pandemic on financial markets, as well as the effects of laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (CFIUS), and other agencies and related regulations, including the Foreign Investment Risk Review Modernization Act (FIRRMA), adopted in August 2018, may make it difficult for us to seek financing from the capital markets.

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

Item 6.	Exhibits

Exhibit Index

4.1	Form of Warrant (previously filed as an exhibit to Form 8-k, filed on September 8, 2021, and incorporated herein by reference)

10.1	Form of Securities Purchase Agreement, dated as of September 1, 2021 (previously filed as an exhibit to Form 8-k, filed on September 8, 2021, and incorporated herein by reference)

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

Date: November 15, 2021

BIOSTAGE, INC.

By:	/s/ Hong Yu
Name: Hong Yu
Title: President (principal executive officer)

By:	/s/ Peter A. Pellegrino Jr.
Name: Peter A. Pellegrino Jr.
Title: Interim Vice President of Finance (principal financial officer)