Form 10-K
period 2021-12-31
Biostage, Inc.
filed 2022-03-31
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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

YES ☐   NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2021 was approximately $8,058,400 based on the closing sale price on that date of $1.26. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

At March 31, 2022, there were 10,760,871 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2022 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, such Proxy Statement is not deemed to be filed as part hereof.

BIOSTAGE, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2021

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

ii

PART I

Item 1.     Business.

OVERVIEW

We are a biotechnology company with a mission to cure patients of cancers, injuries, and birth defects of the gastro-intestinal tract and the airways.

We believe our technology is likely to be used to treat esophageal cancer, esophageal injuries, and birth defects in the esophagus. Additional product candidates in our pipeline may treat bronchial cancer, intestinal cancer, and colon cancer.

Our first esophageal product candidate, the BiostageTM Esophageal Implant, or BEI, was used in the first successful regeneration of the esophagus in a patient with esophageal cancer. This surgery was performed by Dr. Denis Wigle, Chair of Thoracic Surgery at the Mayo Clinic. The results were published in JTO Clinical and Research Reports in August 2021. The paper concluded that our BEI product candidate “would have considerable clinical use”. As noted in interviews that can be viewed on our website, leading surgeons at other leading hospitals have stated that they believe that our product candidate is “revolutionary” and “a breakthrough”. The BEI was previously referred to by us as the Cellspan Esophageal Implant.

This successful first-in-human experience, plus the research we have performed on 45 pigs, led the FDA to approve our 10-patient combined phase 1 and phase 2 clinical trial. This combination trial will measure both safety and efficacy in the patient population.

The Problem

According to the American Cancer Society, every year approximately 17,000 Americans are diagnosed with esophageal cancer and approximately 15,000 of these diagnosed patients die from it. A year after being diagnosed with esophageal cancer, 50% of the patients have died. After five years, 80% of these patients have died. According to the World Health Organization’s International Agency for Research on Cancer, every year, there are more than 600,000 patients diagnosed with esophageal cancer worldwide.

The current treatment for patients with esophageal cancer is removal of the diseased part of the esophagus in a surgical procedure called an esophagectomy. The gap left by the removal of part of the esophagus is then repaired using one of two, difficult and expensive surgeries, both of which have significant complications. The first type of surgery is gastric pull-up. In this surgery, the patient’s stomach is reshaped into a tube and pulled up from the abdomen into the chest to connect to the top of the esophagus. With gastric pull-up, the patient no longer has a stomach with which to digest food. In the second type of surgery, termed colonic interposition, a piece of the patient’s bowel is cut out and used to bridge the gap where the diseased esophagus was removed. With colonic interposition, the patient often has insufficient intestine to digest food properly. Both surgical procedures have high rates of complications such as damage to the lungs and infections caused by leakage of stomach acids into the chest. Even with these surgical treatments, esophageal cancer is one of the deadliest forms of cancer.

In addition to cancer, there are other injuries to the esophagus such as fistulas (holes), injuries caused by the accidental ingestion of acids and alkalis, and birth defects. These are all difficult to treat surgically and often have significant long-term complications.

Hence, there is a huge need for a better treatment for cancer, injuries and birth defects of the esophagus.

Our Solution

The Biostage Esophageal Implant consists of a hollow, tubular scaffold consisting of extremely thin fibers of plastic made in the shape of the esophagus. This scaffold is seeded with the patient’s own stem cells which are obtained a few weeks before surgery with a simple biopsy of fat tissue. The cells are seeded onto our scaffold and, during several days of incubation in our bioreactor, attach to and grow on and into the top 25% of the scaffold. The cell-seeded scaffold is then stitched into the patient to bridge the gap created where the surgeon removed the diseased or damaged part of the esophagus. The cells then stimulate the body’s natural wound-healing process, and the scaffold guides the growth of the new cells into a tube. After about a month, a complete biological tube has formed and after about three months, the tube will develop into a layered structure that contains the critical blood supply, muscles, and mucous-secreting glands to make a functioning esophagus. At this point, the scaffold is removed, as it is not a permanent implant. As the scaffold is removed through the mouth, it does not require a second surgery in the chest.

Our Technology Platform: How the Biostage Esophageal Implant Works

The bioreactor and scaffold are made in our clean-room facilities in Holliston, Massachusetts and the cell seeding is performed at the FDA-approved, clinical-grade human cell culture facility at the University of Texas Medical Branch.

Advantages of the Biostage Esophageal Implant

Compared with the current standard of care for esophageal cancer patients (either gastric pull-up or colonic interposition), the Biostage Esophageal Implant offers the following major advantages:

●	The Biostage Esophageal Implant does not require the sacrifice of the patient’s stomach or colon.
o	Patients do not suffer the frequently life-threatening complications of either gastric pull up or colonic interposition surgery; and
o	Patients can eat a reasonable diet.
●	The Biostage Esophageal Implant leaves no plastic permanently implanted in the body.
o	Other plastic implants such as hernia meshes and breast implants have caused considerable long-term complications for some patients, including needing to have the implants removed.

●	The Biostage Esophageal Implant leaves no sutures where the two ends of the esophagus join together.
o	The suture line is a frequent cause of leaks in patients.

After the scaffold is removed, which typically occurs at about three months from surgery, however, it can be removed earlier if the doctors have the justification, there is nothing left inside except the patient’s own esophagus which has been regrown, as a result of the

Biostage Esophageal Implant. In our pig studies, the scaffold was removed at approximately three weeks subsequent to surgery. The scaffold in our first-in-human study, completed in partnership with the Mayo Clinic, was removed at the three-month mark.

We believe that these significant medical advantages will lead to strong demand from patients and doctors for the Biostage Esophageal Implant and strong reimbursement from insurers because they will be able to save considerable money by avoiding the complications associated with the current surgeries.

Scientific Proof of Esophageal Regeneration

The photographs below, taken from the paper published in August 2021 in JTO Clinical and Research Reports, show the explanted esophagus from the first human patient at the Mayo Clinic. The image on the left is the actual esophagus. Note that the implant zone is visually almost identical to the area both above and below the implant zone which is the native esophagus. The thickness, color and texture of the regenerated esophagus is almost indistinguishable from the native esophagus.

The dark-brown tube in the center of the esophagus is the stent that was added to avoid narrowing of the esophagus which is a common complication of surgery in the esophagus.

The images on the righthand side are photographs taken under a microscope to show, from left to right, cells (stained pink), layered structure (stained blue and purple) and muscles (stained yellow). The consistency of the regenerated esophagus with the native esophagus, both to the naked eye and under the microscope, is remarkable. The yellowish coloration along the left side of the right-most panel of images shows a continuous line of muscles running up the regenerated esophagus. These muscles are the muscularis mucosae which contract to eject mucous into the esophagus. This mucosal lining is essential to the long-term survival of the patient because it both lubricates the esophagus to allow food to be swallowed and provides a barrier to infection. This mucosal lining was seen at three months in the human patient and the pigs. One of the secondary performance endpoints in the clinical trial is the development of this mucosal lining by twelve months. The primary endpoint of the clinical trial is the development of a continuous biological conduit (tube) by three months. We saw this tube at one month in this human patient and the pigs.

The image below is taken from a paper we published in Nature Partner Journals Regenerative Medicine in January 2022, in conjunction with our long-time partner is pediatric conditions, Connecticut Children’s Medical Center. Connecticut Children’s Medical Center is an investor in the Company.

This image shows an esophagus explanted from a pig 90 days after the Biostage Esophageal Implant was implanted. The implant zone is almost visually identical to the native tissue to the left and right of it. We can note the regeneration of the interior surface of the esophagus and the surrounding tissue that is visible in red at the top of the red box. The red color of the surrounding tissue indicates the presence of a healthy blood supply. We note further the glossy, reflective coating on the inside of the esophagus. This is evidence of the mucosal lining which is essential to the long-term survival of the patient. This mucosal lining was seen at 90 days in the pigs and was also observed in the human patient.

The authors of this paper remarked that at one year “it was difficult to distinguish neo-tissue versus the native tissue”.

First-In-Human Use of the Biostage Esophageal Implant

On August 7, 2017, we announced the use of the Biostage Esophageal Implant in a patient at the Mayo Clinic via an FDA-approved single-use expanded access, or compassionate use, application. The patient was a 75-year-old male with a life-threatening cancerous mass in his chest that spanned his heart, a lung, and his esophagus. The surgery was performed in May 2017 to remove the tumor, repair the heart, part of one lung, and a section of the esophagus. The Biostage Esophageal Implant was interpositioned into the gap in the esophagus created by the removal of the tumor. The patient’s surgeon informed us at that time that the surgery was a success, and the patient was later discharged from the hospital. In February 2018 the surgeon informed us that the patient had died after living approximately eight months after surgery. The surgeon stated that the cause of death was a stroke, and that the stroke was unrelated to the esophageal implant. The surgeon also informed us that a preliminary autopsy had shown that the esophageal implant resulted in a regenerated esophageal tube in the patient, except for a very small (approximately 5mm) hole outside the implant zone on the lateral wall that was right up against a synthetic graft inserted as part of the patient’s heart repair on the vena cava in that same surgery. The synthetic graft on the pericardium was not related to our esophageal implant product candidate and may have acted as an irritant to esophageal tissue where it contacted the esophageal implant. The surgeon also informed us that the esophageal regeneration in this patient was consistent with the regeneration previously observed in our pig studies.

Our product candidates are currently in development and have not yet received regulatory approval for sale anywhere in the world.

Birth Defects in the Esophagus

Each year, it is estimated that approximately 1,000 children in the United States, or U.S., are born with a congenital abnormality known as esophageal atresia, a condition where an infant is born with an esophagus that does not extend completely from the mouth to the stomach. When a long segment of the esophagus is lacking, the current standard of care is a series of surgical procedures where surgical sutures are applied to both ends of the esophagus in an attempt to stretch them and pull them together so they can be connected at a later date. This process can take weeks and the procedure is plagued by serious complications and may carry high rates of failure. Such an approach also requires, in time, at least two separate surgical interventions. Other options include the use of the child’s stomach or intestine that would be pulled up into the chest to allow a connection to the mouth. We are working to develop a Biostage Esophageal Implant solution to address the complications of esophageal atresia, that could potentially be life-changing, organ-sparing, or both.

In January 2022, we published, in collaboration with Connecticut Children’s Medical Center, our research on 15 piglets that received the Biostage Esophageal Implant. This paper was published in Nature Partner Journals Regenerative Medicine. The piglets showed regeneration of a conduit, or tube, by one month and the regeneration of a normal mucosal lining by three months. The piglets showed normal growth and weight gain. This research also developed novel post-surgical techniques that closely mimic the hospital care that human babies undergo. These techniques included non-invasive CT imaging of the regenerated tissue (which, in adults, would normally be achieved with invasive biopsies that are very difficult to perform in babies) and feeding the piglets via G tubes which are normally used to feed human babies after surgeries in the gastro-intestinal tract. This study lays both the scientific and clinical groundwork for treating babies with birth defects in the esophagus with the Biostage Esophageal Implant. The FDA approval for the clinical trial allows us to treat babies once we have established safety in adult patients.

Orphan Drug Designation – Seven Years of Exclusivity

In November 2016, we were granted Orphan Drug Designation for the Biostage Esophageal Implant by the FDA to restore the structure and function of the esophagus subsequent to esophageal damage due to cancer, injury or congenital abnormalities. Orphan Drug Designation provides a seven-year marketing exclusivity period against competition in the U.S. from the date of a product’s approval for marketing. This exclusivity would be in addition to any exclusivity we may obtain from our patents. Additionally, orphan designation provides certain incentives, including tax credits and a waiver of the Biologics License Application, or BLA, fee. We also plan to apply for Orphan Drug Designation for the Biostage Esophageal Implant in Europe. Orphan Drug Designation in Europe would provide market exclusivity in Europe for a period of ten years from the date of the product’s approval for marketing.

Our Strategy

Our business strategy to accomplish our mission of curing patients of cancers, and other severe conditions, of the gastro-intestinal tract and the airways, includes:

Targeting life-threatening medical conditions. We are focused on creating products to help physicians treat life-threatening conditions to the esophagus, central lung and trachea caused by cancer, injury, or infection. We are also developing products for the treatment of birth defects of the esophagus and airways. We are not targeting less severe conditions that have reasonable existing treatment options such as the regeneration of skin or cartilage. Solutions for life-threatening medical conditions present a favorable therapeutic index, or risk/benefit relationship, by providing the opportunity of a significant medical benefit for patients who have poor or no treatment alternatives. We believe that products targeting life-threatening medical conditions may be eligible for review and approval by regulatory authorities under established expedited review programs, which may result in savings of time in the regulatory approval process. Also, we believe that products targeting life-threatening medical conditions may be more likely to receive favorable reimbursement compared with treatments for less critical medical conditions.

Developing products that have a relatively short time to market. Since the number of patients diagnosed each year in the U.S. with a life-threatening esophageal condition that would require a short segment esophageal implant following clinically indicated short segment resection of the thoracic esophagus is relatively small, we expect the number of patients that we would likely need to enroll in a clinical trial will also be relatively small. Ten patients will be enrolled in our first clinical trial, which implies a relatively fast enrollment time, subject to milestone achievement requirements on initial patient(s) imposed by the FDA prior to enrolling additional patients, and a less expensive clinical development program. Therefore, we expect to be able to conduct a clinical trial in a relatively short period of time, subject to enrollment time constraints, compared to clinical trials in indications with larger patient populations. We intend to work closely with regulatory agencies and clinical experts to design and size the clinical studies appropriately based on the specific conditions our product candidates are intended to treat.

Using our platform technology to address multiple organs. We believe that the clinical and pre-clinical data we have produced suggest that our technology is a novel and innovative approach to restoring organ function that may provide an ability to develop products that would address life-threatening conditions in the esophagus, bronchus and trachea, and perhaps lower portions of the gastrointestinal, or GI, tract such as the intestine and colon. We believe that our technology may allow physicians to treat certain life-threatening conditions in ways not currently possible, and in some combination, to save patients’ lives, avoid or reduce complications experienced in the current standard of care, and improve the patients’ quality of life, while at the same time reducing the overall cost of patient care to the healthcare system.

Collaborating with leading medical and research institutions. We have and will continue to collaborate with leading medical and research institutions. We have a co-development initiative with Mayo Clinic for regenerative medicine organ implant product candidates for the esophagus and airways based on our technology. We are also collaborating with Connecticut Children’s Medical Center on a co-development project to translate our technology for pediatric esophageal atresia from pre-clinical studies to clinical trials. We believe the use of our product candidates by leading surgeons and institutions will increase the likelihood that other surgeons and institutions will use our products.

Our Technology

Biocompatible Scaffold Component

Our proprietary biocompatible scaffold component of the Biostage Esophageal Implant is constructed primarily of extremely thin polyurethane fibers. This material was chosen based on extensive testing of various materials. The scaffold is made using a manufacturing process known as electrospinning. The combination of the electrospinning process, which provides control over the desired microstructure of the scaffold fabric, with the polyurethane results in a scaffold that we believe has favorable biocompatibility characteristics.

The Patient’s Cells

The cells we seed onto the scaffold are obtained from the patient’s adipose tissue, or abdominal fat. This fat tissue is obtained from a standard biopsy during the weeks leading up to the implant surgery. Mesenchymal stromal cells are extracted and isolated from the adipose tissue biopsy. The isolated cells are then expanded, or grown, for a short period prior to surgery in order to derive a sufficient cell population to be seeded on the scaffold. The cells are then seeded on the scaffold in our proprietary bioreactor and incubated there before the implant surgery.

Our technology is protected by seven issued U.S. patents (including patents on the bioreactor, the structure of the scaffold and the retrievable nature of the scaffold), two Orphan-Drug Designations from the U.S. Food and Drug Administration, or FDA, both of which confer seven years of exclusivity in addition to protection offered by the patents, and our first-mover advantage which allows us to improve the standard of care. Potential competitors would now have to improve upon our new standard of care rather than just improve on the existing standard of care in order to get their product candidates approved by the FDA. In addition, our patent claims cover patches as well as tubular structures. We intend to develop patches for the repair of tubular organs as well as solid organs.

See the “Intellectual Property, Licenses and Related Agreements” section below for more details.

Unmet Patient Needs and Biostage’s Solutions

Targetted Diseases

According to the World Health Organization, or WHO, International Agency for Research on Cancer’s Global Cancer Observatory database, worldwide there were over 600,000 cases of esophageal cancer in 2020. There are over one million cases of colon cancer. In addition, there are approximately 22,000 cases of bronchus cancer that, based on conversations with surgeons, we believe could be treated with our technology. The following are the approximate case counts by certain geographic region pertaining to the cancers noted below:

	Case Count by Geography
Cancer Type	USA	China	Japan	Europe	ROW	Worldwide
Esophageal	18,309	324,422	26,262	52,993	182,114	604,100
Colon	101,809	306,078	96,781	325,335	318,512	1,148,515
Treatable Bronchus	2,279	8,156	507	4,775	6,351	22,068
Total	122,397	638,656	123,550	383,103	506,977	1,774,683

These numbers of patients do not include those with fistulas, ulcers, injuries or birth defects, all of which we believe may be treatable with our technology.

Because our product candidates are likely to save or extend lives, improve the quality of life, and save money by reducing the complications associated with current surgical repair techniques, we expect to charge more than $250,000 per product in the U.S. market.

Treating even one tenth of only those patients who are diagnosed with esophageal cancer each year could generate billions of dollars in annual revenue. We believe that the market potential for our products is significantly higher than this.

Esophageal Disease

Esophageal cancer is one of the deadliest types of cancer. According to the American Cancer Society, there are approximately 17,000 new diagnoses of esophageal cancer in the U.S. each year, and there are more than 15,000 deaths. Typically, a year after diagnosis with esophageal cancer, 50% of the patients are dead and after 5 years, 80% are dead.

There are approximately 600,000 new diagnoses of esophageal cancer globally each year, according to the World Health Organization’s International Agency for Research on Cancer.

Hence, there is a vast need for a better treatment for esophageal cancer.

Approximately 5,000 esophagectomy surgeries occur in the U.S. annually to treat esophageal cancer, and approximately 10,000 esophagectomies occur in Europe annually. We believe that approximately one half of the world’s esophageal cancer cases occur in China, which would represent the largest potential patient population for our adult esophageal product candidate. We believe that our Biostage Esophageal Implant, if approved, has the potential to provide a major advance over the current esophagectomy procedures for addressing esophageal disease, which have high complication and morbidity rates.

We believe that our Biostage Esophageal Implant has the potential to provide physicians a new, simpler procedure to restore organ function while significantly reducing complication and morbidity rates compared with the current standard of care, and without creating significant quality of life issues for patients.

Pediatric Esophageal Atresia

Esophageal Atresia, or EA, is a rare congenital abnormality in which an infant is born without part of the esophagus. About 1 in 4,000 infants in the U.S. is born with EA. In some cases, the two sections can be connected surgically. However, in cases where the gap is too great for a simple surgical reconnection, the current standard of care is a gastric pull-up, a colon interposition, or a procedure known as the Foker process. In the Foker process, traction devices are surgically attached to the two ends of the esophagus. Traction is then applied, usually for several weeks during which time the infant remains in an Intensive Care Unit, to stimulate the ends of the esophagus to grow and narrow the gap. If the Foker process is successful in narrowing the gap sufficiently, a second surgery is necessary to connect the two ends of the esophagus. In addition to the Foker process being complex, it is also a very expensive procedure because the infant will normally be in the hospital for several months during the process.

We believe that a pediatric Biostage Esophageal Implant may provide pediatric surgeons with a better procedure to treat EA that would result in a connected esophagus with higher success rates, lower complications, and lower overall costs to the healthcare system.

Colon Cancer

Based on input from our Scientific Advisory Board, which includes some of the leading surgeons and in the field of regenerative medicine, we are planning to research regenerating other parts of the gastro-intestinal tract such as the stomach, intestine and colon. All these organs require replacement when they are damaged by cancer, injury, and birth defects. There are over one million patients diagnosed with colon cancer every year.

Central Lung Cancer

Lung cancer is the most common form of cancer and the most common cause of death from cancer worldwide. There are more than 700,000 new lung cancer diagnoses annually in the U.S. and Europe. In approximately 25% of all lung cancer cases, the cancerous tumor resides only in a bronchus and not in the lobes of the lungs and is known as central lung cancer. Approximately 33,000 central lung cancer cases diagnosed in the U.S. and Europe are Stage I and II and are considered eligible for surgical resection, often with adjuvant chemotherapy and radiation. Approximately 5,000 of those patients are treated via pneumonectomy, a surgical procedure involving the resection of the cancer tumor, the whole bronchus below the tumor and the entire lung to which it is connected. It is a complex surgery and, due to the removal of a lung, results in a 50% reduction in the patient’s respiratory capacity. The procedure has reported rates of post-surgical, or in hospital, mortality of 8% to 15%. Complication rates associated with pneumonectomy are reported as high as 50%, and include post-operative pneumonia, supraventricular arrhythmias, and anastomotic leakage, placing patients at significant mortality risk post-discharge.

Using a cell-seeded scaffold, which we call the Biostage Bronchial Implant, or BBI, we have performed the repair of a bronchus that was surgically removed from a pig. The bronchus regenerated, much as in the esophagus, first forming a tube and later developing into a bronchus with a functional lining known as the respiratory epithelium. The respiratory epithelium was seen in about two months in the pig. This respiratory epithelium is essential to the avoidance of infections such as pneumonia. This pig lived almost two years until scheduled euthanasia. Hence, we intend to develop the Biostage Bronchial Implant to treat bronchial cancer, bronchial fistulas or holes, and birth defects in the bronchus. Based on discussions with suregons in the field, we estimate that approximately 7,000 of these conditions in the U.S. and Europe would be potentially treatable with our technology.

We believe that a Biostage Bronchial Implant, or BBI, once developed and approved for marketing, has the potential to provide physicians a treatment alternative superior to the pneumonectomy procedure to treat central lung cancer, a simpler procedure to restore organ function of the bronchus without sacrificing one of the patient’s lungs, which we believe will result in fewer post-surgery complications, improved mortality rates and improved quality of life for the patient.

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

We believe that a Biostage Tracheal Implant, or BTI, may provide physicians a treatment to re-establish the structural integrity and function of a damaged or diseased trachea to address life-threatening conditions due to tracheal trauma, stenosis, cancer, or birth defects.

We have not performed regeneration of a trachea using a BTI. However, based on the regeneration observed in the bronchus, we believe that regeneration of the trachea may be possible.

Our History

We were incorporated under the laws of the State of Delaware on May 3, 2012 as a wholly-owned subsidiary of Harvard Bioscience, Inc., or Harvard Bioscience, to provide a means for separating its regenerative medicine business from its other businesses. Harvard Bioscience decided to separate its regenerative medicine business into our company, a separate corporate entity, or the Separation, and it spun off its interest in our business to its stockholders in November 2013. Since the Separation we have been a separately-traded public company and Harvard Bioscience has not been a stockholder of our common stock or controlled our operations. Following the Separation, we continued to innovate our bioreactors based on our physiology expertise, we developed our materials science capabilities and we investigated and developed a synthetic tracheal scaffold. By that time, we had built and staffed cell biology laboratories at our Holliston facility, to give ourselves the ability to perform and control our scientific investigation and developments internally. At that point, we began the second phase of our company’s development.

In mid-2014, we increased the pace of our scientifically-based internal analysis and development of our first-generation tracheal implant product candidate, the HART-Trachea. From large-animal studies conducted thereafter we found that the product candidate elicited an unfavorable inflammatory response after implantation, which required additional development and testing. These requirements extended our expectations regarding our regulatory milestones, and we announced the additional testing and extended milestone expectations in January 2015. During 2015 we isolated and tested all major variables of the organ scaffold and the cell source and protocols, examining the effects of alternatives against the then-existing product approach. Through extensive in vitro preclinical studies, and small-animal and large-animal studies, we made dramatic improvements, and discovered that the mechanism of action of our current approach was very different from our hypothesis regarding that of the first-generation product candidate. Our technology uses a different scaffold material and microstructure, a different source and concentration of the patient’s cells and several other changes from our earlier trachea initiative. These changes resulted in a scaffold that was temporary and could be removed via the mouth in an endoscopic procedure that did not require major surgery in the chest. The temporary nature of the scaffold reduces the risk of long-term complications that can arise from permanent implants such as those from hernia meshes and breast implants.

Clinical Trials

The FDA has approved our first clinical trial.

Based on both the successful human experience at the Mayo Clinic, and our extensive large-animal research (we have performed surgeries on 45 pigs including for both adult and pediatric diseases), the FDA has approved our clinical trial. The trial will be a 10-patient combined phase 1 and phase 2 trial that measures both the safety and efficacy of our product candidate in the patient population. This clinical trial is for any patient that requires removal of a part of the esophagus that is less than 6cm long for any reason. The primary endpoint in the trial is the establishment of a continuous biological neoconduit, or tube, by three months. In the human patient, this tube was seen in one month. In the pig research, we have seen the formation of a conduit by one month. One of the secondary endpoints will be the development of a mucosal lining in the esophagus by 12 months or earlier. In the one human patient treated so far, this mucosal lining was seen at three months. In the pig research, we have seen this mucosal lining in three months.

The FDA approval for our clinical trial allows us to treat babies born without a complete esophagus once we have established safety in adults.

The Biostage Esophageal Implant will not be tested for safety on healthy volunteers (the usual goal of a phase 1 trial) or for dose-response and maximum-tolerated dose (the usual goals of a phase 2 trial). Measuring safety and efficacy in the patient population is normally the goal of a phase 3 clinical trial. Hence, our approved trial is more similar to a small phase 3 trial than a typical first clinical trial. We expect to add patients to this trial, including in Europe and China until we have sufficient data to gain approval.

Unlike the normal drug discovery process, which assesses a drug for its ability to treat a single disease, we can pursue multiple diseases with a single clinical trial. This is because any medical condition that requires the removal of part of the esophagus can be repaired with the Biostage Esophageal Implant. It does not matter that the need to surgically remove part of the esophagus is caused by esophageal cancer, Barrett esophagus (damage to the lower esophagus caused by the reflux of stomach acids into the esophagus), a fistula (a hole in the esophagus), a birth defect, or a wound or injury to the esophagus. The Biostage Esophageal Implant can be used to treat any of these conditions. Because of this, we believe that the available market in treating the esophagus to be far larger than that for treating esophageal cancer alone. In addition, we can access that large patient population without having to conduct a new clinical trial for each underlying medical condition. Compared to the development of new drugs, this greatly reduces our costs to expand the market size for our products.

We intend to request Fast Track status, Breakthrough Therapy designation, Regenerative Medicine Advanced Therapy, or RMAT, designation, Accelerated Approval, Priority Review and a Priority Review Voucher from the FDA. There are many benefits of such designations, including reduced costs and faster times to market. Please refer the Regulatory Strategy section for more details.

Our first clinical trial will be in the U.S. for patients with cancer, injury, or birth defects in the esophagus. However, there are far more patients with these conditions in Europe and Asia than there are in the U.S. For this reason, we intend to expand our clinical trial to include patients in Europe and Asia and to seek regulatory approval in those countries as well.

In addition to having large patient populations, for product candidates like ours, both the European Union, or E.U., and China allow for “conditional approval”. Conditional approval is country specific but, in general, it would allow us to market our products, and obtain revenue from the sales of the respective product, after successful phase 2 results. Conditional approval is granted subject to the regulatory authority being able to rescind the approval if something goes wrong in as more patients get treated. Hence, it is possible that we could see revenue in either China or the E.U. before we see revenue in the U.S.

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

In addition to our in-house engineering and scientific development team, we collaborate with leaders in the field of regenerative medicine who are performing the fundamental research and surgeries in this field to develop and test new product candidates that will advance and improve the procedures being performed. We will work with our collaborators to further enhance our product candidates to make them more efficient and easier to use by surgeons. In the U.S., our principal collaborations have been with Mayo Clinic and Connecticut Children’s Medical Center. Collaboration typically involves us developing new technologies specifically to address issues these researchers and clinicians encounter, and then working together to translate our technology from pre-clinical studies to clinical trials. In certain instances, we have entered into agreements that govern the ownership of the technologies developed in connection with these collaborations.

We incurred approximately $1.6 million and $2.1 million of research and development expenses in 2021 and 2020, respectively. As we have not yet applied for or received regulatory approval to market any clinical products, no amount of these research and development costs have been passed on to our customers.

On March 28, 2018, we were awarded a Fast-Track Small Business Innovation Research, or SBIR, grant by the Eunice Kennedy National Institute of Child Health and Human Development, or NICHD, to support testing of pediatric version of the Biostage Esophageal Implant. The award for Phase I provided for the reimbursement of approximately $0.2 million of qualified research and development costs which was received and recognized as grant income during 2018.

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

For the years ended December 31, 2021 and 2020, we recognized $165 thousand and $447 thousand of grant income, respectively, from Phase II of the SBIR grant. The aggregate SBIR grant to date provides us with a total award of $1.8 million, of which, approximately $1.5 million has been recognized through December 31, 2021.

The Phase II portion of the award expired effective September 30, 2021.

The research conducted under this grant led to the publication on the regeneration of the esophagus in piglets that was published in January 2022 in collaboration with Connecticut Children’s Medical Center.

Manufacturing and Resources

The bioreactor and scaffold are made in our clean-room facilities in Holliston, Massachusetts and the cell seeding is currently performed at the FDA-approved clinical-grade human cell culture facility at the University of Texas Medical Branch.

Our manufacturing process for the bioreactors and scaffolds has been approved by the FDA for the clinical trial. Additional development is likely to be necessary for product approval.

For our scaffolds, our primary materials are medical-grade plastic resins and solvents used to liquefy the resins in our manufacturing process. These materials are readily available from a variety of suppliers and do not currently represent a large proportion of our total costs. For our autoseeders and bioreactors, we perform final assembly and testing of components that we buy from third parties like machine shops, parts distributors, molding facilities and printed circuit board manufacturers. These manufacturing operations are performed primarily at our Holliston, Massachusetts headquarters.

Sales and Marketing

We expect that most surgeries using the Biostage Esophageal Implant will be performed at a relatively small number of major hospitals in the U.S., China and in the European Union. In addition, our technology platform is initially aimed at treating the esophagus, the bronchi, and the trachea, all of which are treated by thoracic surgeons. As a result, we expect to employ only a small sales force as compared to companies selling treatments for larger patient populations.

We expect to price the product commensurate with the medical value created for the patient and the costs avoided with the use of our product. Because our products are likely to save or extend lives, improve the quality of life, and save money by reducing the complications associated with current surgical repair techniques, we expect to charge more than $250,000 per product in the U.S.

We further expect to be paid by the hospital that buys the product from us. Finally, we expect that the hospital would seek reimbursement from payers for the entire transplant procedure, including the use of our products.

Intellectual Property, Licenses, and Related Agreements

We have seven issued U.S. patents that cover the bioreactor, the scaffold, and the surgical procedure. These patents include the claim of having a removable scaffold. The patent claims cover the use of synthetic scaffolds for any use in the gastro-intestinal tract and the airways. The patent claims cover patches as well as tubes. We intend to research the patch-based approach to treat damage to solid organs. We also have two issued patents in China and there are numerous other filings pending. These patents should provide protection into the mid to late 2030s.

Sublicense Agreement with Harvard Bioscience

We own the right to use the brand name “Harvard Apparatus Regenerative Technology” in the medical sciences field under a license agreement with Harvard University via a sublicense from Harvard Bioscience. Harvard Bioscience’s right to use the name arises from a license agreement, effective December 19th, 2002, between it and the President and Fellows of Harvard University. Harvard Bioscience began at Harvard University in 1903 as Harvard Apparatus and has a license to the name Harvard Apparatus in research and industrial fields. Our right to use the names in the medical field arises from the sublicense signed when Biostage, Inc. (then known as Harvard Apparatus Regenerative Technology) was separated from Harvard Bioscience in 2013 (as more fully described below). Harvard Bioscience delegated its right to use the name in the medical field to us and Harvard Bioscience has no right to use the Harvard mark in the medical field. We intend to use this brand name on our products in the future. We do not have the right to use the Harvard or Harvard Apparatus marks alone but only as Harvard Apparatus Regenerative Technology. We believe we are the only licensee of the Harvard name in the medical products’ field. This license is perpetual, worldwide and royalty-free. There are restrictions on our use of the name such as not using it in the color crimson and not using it in a serifed font. We currently have no affiliation with Harvard University.

Separation Agreements with Harvard Bioscience

On November 1, 2013, to effect the Separation, Harvard Bioscience distributed all of the shares of our common stock to the Harvard Bioscience stockholders, or the Distribution. Prior to the Distribution, Harvard Bioscience contributed the assets of its regenerative medicine business, and approximately $15 million in cash, to our company to fund our operations following the Distribution.

In connection with the Separation and immediately prior to the Distribution, we entered into a Separation and Distribution Agreement, Intellectual Property Matters Agreement, Product Distribution Agreement, Tax Sharing Agreement, Transition Services Agreement, and Sublicense Agreement with Harvard Bioscience to effect the Separation and Distribution and provide a framework for our relationship with Harvard Bioscience after the Separation. These agreements govern the current relationships among us and Harvard Bioscience and provided for the allocation among us and Harvard Bioscience of Harvard Bioscience’s assets, liabilities, and obligations (including employee benefits and tax-related assets and liabilities) attributable to periods prior to the Separation.

Government Regulation

Any product that we may develop based on our technology, and any other clinical products that we may develop, will be subject to considerable regulation by governments. We were informed by the FDA that the Biostage Esophageal Implant would be regulated under the BLA pathway in the U.S., and we were informed by the European Medicines Agency, or EMA, that the previous generation tracheal product would be regulated under the Advanced Therapy Medicinal Products, or ATMP, pathway in the E.U. On October 18, 2016, we also received written confirmation from FDA’s Center for Biologics Evaluation and Research, or CBER, that the FDA intends to regulate the Biostage Esophageal Implant as a combination product under the primary jurisdiction of CBER. We further understand that CBER may choose to consult or collaborate with the FDA’s Center for Devices and Radiological Health, or CDRH, with respect to the characteristics of the synthetic scaffold component of our product based on CBER’s determination of need for such assistance.

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

We have been informed by the FDA that our Biostage Esophageal Implant is a combination biologic/device products. Biological products must satisfy the requirements of the Public Health Services Act and the Food, Drug and Cosmetics Act and their implementing regulations. In order for a biologic product to be legally marketed in the U.S., the product must have a BLA approved by the FDA.

The BLA Approval Process

The steps for obtaining FDA approval of a BLA to market a biopharmaceutical, or biologic product in the U.S. include:

●	completion of pre-clinical laboratory tests, animal studies and formulation studies under the FDA’s GLP regulations;
●	submission to the FDA of an IND application, for human clinical testing, which must become effective before human clinical trials may begin and which must include Institutional Review Board, or IRB, approval at each clinical site before the trials may be initiated;
●	performance of adequate and well-controlled clinical trials in accordance with Good Clinical Practices, or GCP, to establish the safety and efficacy of the product for each indication;
●	submission to the FDA of a BLA, which contains detailed information about the chemistry, manufacturing and controls for the product, extensive pre-clinical information, reports of the outcomes of the clinical trials, and proposed labeling and packaging for the product;
●	the FDA’s acceptance of the BLA for filing;
●	satisfactory review of the contents of the BLA by the FDA, including the satisfactory resolution of any questions raised during the review or by the advisory committee, if applicable;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP regulations, to assure that the facilities, methods and controls are adequate to ensure the product’s identity, strength, quality and purity; and

●	FDA approval of the BLA.

Based on discussions with the FDA, we expect clinical trials for our esophageal implant product candidates to be conducted in two sequential phases:

●	An initial trial that combines both phase 1 and phase 2 into a single trial. This trial has already been approved by the FDA.
●	If successful, the initial trial would be followed by a phase 2 Registration, or Pivotal Trial, to test the product candidate’s safety and efficacy in a larger patient population. We believe that the nature of the Biostage Esophageal Implant and the sizes of their targeted patient populations would lead to a small number of patients in this trial, relative to most biotechnology clinical trials.

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

If the FDA determines after review of preliminary clinical data submitted by the sponsor that a Fast Track or Breakthrough Therapy product may be effective, it may begin review of portions of a BLA before the sponsor submits the complete BLA, or rolling review, thereby accelerating the date on which review of a portion of the BLA can begin. There can be no assurance that any of our product candidates will be granted Fast Track or Breakthrough Therapy designation. And even if they are designated as Fast Track or Breakthrough Therapy products, we cannot ensure our product candidates will be reviewed or approved more expeditiously for their Fast Track or Breakthrough Therapy indications than would otherwise have been the case or will be approved promptly, or at all. Furthermore, the FDA can revoke Fast Track or Breakthrough Therapy designation at any time.

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive Accelerated Approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a product receiving Accelerated Approval perform adequate and well-controlled post-approval clinical trials to verify and further define the product’s clinical benefit and safety profile. There can be no assurance that any of our product candidates will receive Accelerated Approval. Even if Accelerated Approval is granted, the FDA may withdraw such approval if the sponsor fails to conduct the required post-approval clinical trials, or if the post-approval clinical trials fail to confirm the early benefits seen during the Accelerated Approval Process.

Priority Review Voucher

Fast Track or Breakthrough Therapy designation and Accelerated Approval should be distinguished from Priority Review designation although product candidates awarded Fast Track or Breakthrough Therapy designation may also be eligible for Priority Review designation.

Product candidates regulated by the CBER may receive Priority Review designation if they provide significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious or life-threatening disease. The agency has agreed to the performance goal of reviewing product candidates awarded Priority Review designation within six months, whereas product candidates under standard review receive a ten-month target. The review process, however, can be significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. Priority Review designation is requested at the time the BLA is submitted, and the FDA makes a decision as part of the agency’s review of the application for filing.

Separately, but somewhat related, is a product’s ability to qualify its sponsor to receive a Priority Review Voucher, or PRV. For a product aimed at prevention or treatment of a “rare pediatric disease” as defined in the Food, Drug and Cosmetics Act, and that also meets certain other qualifying attributes, the product’s sponsor may qualify, apply for and receive a PRV, from the FDA. A PRV entitles its holder to Priority Review for a drug application, and the PRV is transferable. Some companies who have received PRV’s have sold their PRV’s to other companies who have then used the PRV to receive Priority Review for a drug application with the FDA. Recent transfers of PRV’s from one company to another have occurred at prices in the $80 – 125 million range. We intend to apply for rare pediatric disease designation, such as birth defects in the esophagus, for our pediatric esophageal implant product candidate as a first step in pursuit of a PRV. A PRV is earned only upon marketing approval of the product. There is no certainty that our pediatric esophageal product candidates will achieve marketing approval from the FDA, or that if it does, that FDA would award us a PRV. Further, if received, there is no certainty that the value of a PRV at that future date will compare favorably with the values reflected in recent transfers of PRVs.

Orphan Drug Designations

The Orphan Drug Act provides incentives to manufacturers to develop and market drugs and biologics for rare diseases and conditions affecting fewer than 200,000 persons in the U.S. at the time of application for Orphan Drug Designation. In September 2014 the FDA granted orphan designation to our HART-Trachea product in the U.S. In November 2016, we were granted Orphan Drug Designation for the Biostage Esophageal Implant by the FDA to restore the structure and function of the esophagus subsequent to esophageal damage due to injury, birth defects, or cancer. The first developer to receive FDA marketing approval for an orphan biologic is entitled to a seven-year exclusive marketing period in the U.S. for that product. The marketing exclusivity prevents FDA approval of another application for the same product for the same indication for a period of seven years. Orphan status also entitles the product’s sponsor to certain other benefits, such as a waiver of the BLA user fee, which is currently a $2 million value. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

International

We plan to seek required regulatory approvals and comply with extensive regulations governing product safety, quality, manufacturing and reimbursement processes in order to market our products in other major foreign markets.

In addition to having large patient populations, both the E.U. and China allow for “conditional approval” for product candidates like ours. Conditional approval is country specific but, in general, it would allow us to market our products, and obtain revenue from the sales of them, after successful phase 2 results. Conditional approval is granted subject to the regulatory authority being able to rescind the approval if something goes wrong in as more patients get treated. Hence, it is possible that we could see revenue in either China or the E.U. before we see revenue in the U.S.

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

Legislation similar to the Orphan Drug Act has been enacted in other jurisdictions, including the E.U. The orphan legislation in the E.U. is available for therapies addressing conditions that affect five or fewer out of 10,000 persons. The marketing exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity. We intend to apply for orphan drug-designation for our Biostage Esophageal Implant in Europe.

We have also formed a subsidiary in Hong Kong, Harvard Apparatus Regenerative Technology Limited, as we continue to assess the market and regulatory approval pathway in China as to our product candidates. We have other subsidiaries in the U.K. and Germany. We are not certain at this time as to which market, including U.S. or China for example, may provide the most viable initial pathway for regulatory approval to a commercial product. This will depend on a number of factors, including the approval and development processes, related costs, ability to raise capital and the terms and conditions thereof, as well as the ongoing impact of the COVID-19 pandemic, among other factors. Any development and capital raising efforts in China may include a joint venture in relation to our Hong Kong subsidiary, and would also involve a number of commercial variables, including rights and obligations pertaining to licensing, development and financing, among others. Our failure to receive or obtain such clearances or approvals on a timely basis or at all, whether that be in the U.S., China or otherwise, would have an adverse effect on our results of operations.

Employees and Human Capital Resources

As of December 31, 2021, we had 7 employees working in our business, of whom 6 were full-time and one was part-time. At that date, all of our employees were based in the U.S. None of our employees are unionized. In general, we consider our relations with our employees to be good. Our employees are highly skilled, and many hold advanced degrees. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We have taken proactive steps throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

Competition

We are not aware of any companies whose products are directly competitive with our cell-seeded biocompatible synthetic scaffold system. However, in our key markets we may in the future compete with multiple pharmaceutical, biotechnology, and medical device companies, including, among others, Aldagen, Asterias Biotherapeutics, Athersys, Caladrius Biosciences, Cytori Therapeutics, E. I. du Pont de Nemours and Company, Humacyte, InVivo Therapeutics, Lineage Cell Therapeutics, Mesoblast, Miromatrix Medical, Nanofiber Solutions, Neuralstem, Orgagen, Organogenesis, Organovo, Osiris Therapeutics, Pluristem, Smiths Medical, Tissue Genesis, Inc., Tissue Growth Technologies, United Therapeutics, Vericel Corporation and W.L. Gore and Associates. In addition, there are many academic and clinical centers that are developing regenerative technologies that may one day become competitors of ours.

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

Information about our Executive Officers

The following table shows information about our executive officers:

Name	Age	Position(s)
David Green	57	Interim Chief Executive Officer
Hong Yu	50	President
Dr. William Fodor	63	Chief Scientific Officer
Peter A. Pellegrino Jr.	47	Interim Vice President of Finance

David Green – Founder, Chairman and Interim Chief Executive Officer

Mr. Green was appointed as our Interim Chief Executive Officer on November 26, 2021. Mr. Green served as President and a member of the Board of Directors of Harvard Bioscience, Inc. from March 1996 until the spin-off of Biostage on November 1, 2013, as Interim CEO of Harvard Bioscience, Inc. from May 2013 and August 2013, and remained a Director of Harvard Bioscience, Inc. from the spin-off until 2017. Mr. Green served on the Board of Directors of Biostage until May 2016 and was the founder and a former Chairman, President, and Chief Executive Officer of Biostage, Inc. Prior to joining Harvard Bioscience, Inc, Mr. Green was a strategy consultant with Monitor Company, a strategy consulting company, in Cambridge, Massachusetts and Johannesburg, South Africa from June 1991 until September 1995 and a brand manager for household products with Unilever PLC, a packaged consumer goods company, in London from September 1985 to February 1989. Mr. Green was president and a director of the Harvard Business School Healthcare Initiative. Mr. Green graduated from Oxford University with a B.A. Honors degree in physics and holds a M.B.A. degree with distinction from Harvard Business School.

Hong Yu, BS, MS, CFA – President

Mr. Yu has served as our President since May 31, 2018 and has raised over $20 million in capital for Biostage. Mr. Yu is a seasoned executive with extensive experience in fundraising, strategic analytics, wealth management, and investment research. Prior to Biostage, Mr. Yu was a Senior Vice President at Bank of America, where he was employed for nearly 20 years. During his career, Mr. Yu has developed an expertise in matching emerging companies with cross-border investors. Mr. Yu holds a B.S. degree from Peking University (Beijing, China), and a M.S. degree from University of Illinois (Chicago, IL). Mr. Yu is a Chartered Financial Analyst.

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

Peter A. Pellegrino Jr. – Interim Vice President of Finance

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

Available Information and Website

Our website address is www.biostage.com. Our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and exhibits and amendments to those reports filed or furnished with the Securities and Exchange Commission, or SEC, pursuant to Section 13(a) of the Exchange Act are available for review on our website and the SEC website at www.sec.gov. Any such materials that we file with, or furnish to, the SEC in the future will be available on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

●	Our audited financial statements for the year ended December 31, 2021 contain a going concern qualification. Our financial status creates doubt whether we will continue as a going concern. We will need additional funds in the near future and our operations will be adversely affected if we are unable to obtain needed funding.
●	We have generated insignificant revenue to date and have an accumulated deficit. We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.
●	We had previously identified a material weakness in our internal control over financial reporting which has been remediated. This prior material weakness, our discovery of any additional weaknesses, and our inability to achieve and maintain effective internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our company.
●	The COVID-19 pandemic could continue to adversely impact our business, including clinical trials.
●	Our product candidates are in an early stage of development. If we are unable to develop or market any of our product candidates, our financial condition will be negatively affected, and we may have to curtail or cease our operations.
●	Our product candidates will subject us to liability exposure.
●	The results of our clinical trials or pre-clinical development efforts may not support our product candidates claims or may result in the discovery of adverse side effects.
●	If we fail to obtain, or experience significant delays in obtaining, regulatory approvals in the U.S., China or the E.U. for our product candidates, including those for the esophagus and airways, or are unable to maintain such clearances or approvals for our product candidates, our ability to commercially distribute and market these products would be adversely impacted.
●	Even if our product candidates are cleared or approved by regulatory authorities, if we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our product candidates, these product candidates could be subject to restrictions or withdrawal from the market.

●	Our principal stockholders hold a majority of voting power and will be able to exert significant control over us.
●	We do not intend to pay cash dividends on our common stock.

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

Risks Relating to Our Financial Position, Need for Capital and Operating Risks

Our audited financial statements for the year ended December 31, 2021 contain a going concern qualification. Our financial status creates doubt whether we will continue as a going concern. We will need additional funds in the near future and our operations will be adversely affected if we are unable to obtain needed funding.

We ended December 31, 2021 with approximately $1.2 million of operating cash on-hand and will need to raise additional capital in the second quarter and beyond to fund operations. If we do not raise additional capital from outside sources before or during July of 2022, we may be forced to further curtail or cease our operations. Based on these circumstances, our ability to continue as a going concern is at risk and our independent registered public accounting firm included a “going concern” qualification as to our ability to continue as a going concern in their audit report dated March 31, 2022, included in this Form 10-K. Our cash requirements and cash resources will vary significantly depending upon the timing, and the financial and other resources that will be required to complete ongoing development and pre-clinical and clinical testing of our product candidates, regulatory efforts and collaborative arrangements necessary for our product candidates that are currently under development. In addition to development and other costs, we expect to incur capital expenditures from time to time. These capital expenditures will be influenced by our regulatory compliance efforts, our success, if any, at developing collaborative arrangements with strategic partners, our needs for additional facilities and capital equipment and the growth, if any, of our business in general. We will require additional funding to continue our anticipated operations and support our capital and operating needs. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. In addition, general market conditions, including the effect of the COVID-19 pandemic on financial markets, as well as the effects of laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (CFIUS), and other agencies and related regulations, including the Foreign Investment Risk Review Modernization Act (FIRRMA), adopted in August 2018, may make it difficult for us to seek financing from the capital markets.

Any additional equity financings could result in significant dilution to our stockholders and possible restrictions on subsequent financings. Debt financing, if available, could result in agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or paying dividends. Other financing mechanisms may involve selling intellectual property rights, payment of royalties or participation in our revenue or cash flow. In addition, in order to raise additional funds through strategic collaborations or licensing arrangements, we may be required to relinquish certain rights to some or all of our technologies or product candidates. If we cannot raise funds or engage strategic partners on acceptable terms when needed, we may not be able to continue our research and development activities, develop or enhance our product candidates, take advantage of future opportunities, grow our business, respond to competitive pressures or unanticipated requirements, or at worst may be forced to curtail or cease our operations.

We have generated insignificant revenue to date and have an accumulated deficit. We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

We have generated insignificant revenues to date, and we have generated no revenues from sales of any clinical product candidates, and, as of December 31, 2021, we had an accumulated deficit of approximately $76.9 million. We expect to continue to experience losses in the foreseeable future due to our limited anticipated revenues and significant anticipated expenses. We do not anticipate that we will achieve meaningful revenues for the foreseeable future. In addition, we expect that we will continue to incur significant operating expenses as we continue to focus on additional research and development, preclinical testing, clinical testing and regulatory review and/or approvals of our product candidates and technologies. As a result, we cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

Our product candidates are in an early stage of development. If we are unable to develop or market any of our product candidates, our financial condition will be negatively affected, and we may have to curtail or cease our operations.

We are in the early stage of product development. One must evaluate us in light of the uncertainties and complexities affecting an early-stage biotechnology company. Our product candidates require additional research and development, preclinical testing, clinical testing and regulatory review and/or approvals or clearances before marketing. In addition, we may not succeed in developing new products as an alternative to our existing portfolio of product candidates. If we fail to successfully develop and commercialize our product candidates, including our esophageal or airway product candidates, our financial condition may be negatively affected, and we may have to curtail or cease our operations.

We have a limited operating history and it is difficult to predict our future growth and operating results.

We have a limited operating history and limited operations and assets. Accordingly, one should consider our prospects in light of the costs, uncertainties, delays and difficulties encountered by companies in the early stage of development, particularly companies in new and evolving markets, such as bioengineered organ implants, and regenerative medicine. These risks include, but are not limited to, unforeseen capital requirements, delays in obtaining regulatory approvals, failure to gain market acceptance and competition from foreseen and unforeseen sources. As such, our development timelines have been and may continue to be subject to delay that could negatively affect our cash flow and our ability to develop or bring product candidates to market, if at all. Our estimates of patient population are based on published data and analysis of external databases by third parties and are subject to uncertainty and possible future revision as they often require inference or extrapolations from one country to another or one patient condition to another.

If we fail to retain key personnel and/or attract satisfactory replacements, we may not be able to compete effectively, which would have an adverse effect on our operations.

Our success is highly dependent on the continued services of key management, technical and scientific personnel and collaborators. Our management and other employees may voluntarily terminate their employment at any time upon short notice. In February 2020 our Chief Executive Officer, James McGorry resigned; and in July 2019 our Chief Financial Officer, Thomas McNaughton, resigned; and in October 2020, we determined that Peter Chakoutis, our former Vice President of Finance, who had been on a temporary leave of absence for personal reasons, would not be returning to us. The loss of the services of any member of our senior management team, including our Interim Chief Executive Officer, David Green, our President, Hong Yu, our Chief Scientific Officer, Dr. William Fodor, our interim Vice President of Finance, Peter Pellegrino, and our other key scientific, technical and management personnel, may significantly delay or prevent the achievement of product development and other business objectives. We can give no assurance that we could find satisfactory replacements for our current and future key scientific and management employees, including recently terminated executives, on terms that would not be unduly expensive or burdensome to us.

If our collaborators do not devote sufficient time and resources to successfully carry out their duties or meet expected deadlines, we may not be able to advance our product candidates in a timely manner or at all.

We are currently collaborating with multiple academic researchers and clinicians at a variety of research and clinical institutions. Our success depends in part on the performance of our collaborators. Some collaborators may not be successful in their research and clinical trials or may not perform their obligations in a timely fashion or in a manner satisfactory to us. Typically, we have limited ability to control the amount of resources or time our collaborators may devote to our programs or potential product candidates that may be developed in collaboration with us. Our collaborators frequently depend on outside sources of funding to conduct or complete research and development, such as grants or other awards. In addition, our academic collaborators may depend on graduate students, medical students, or research assistants to conduct certain work, and such individuals may not be fully trained or experienced in certain areas, or they may elect to discontinue their participation in a particular research program, creating an inability to complete ongoing research in a timely and efficient manner. As a result of these uncertainties, we are unable to control the precise timing and execution of any experiments that may be conducted.

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

We previously identified a material weakness in our internal control over financial reporting that has been remediated. This prior weakness, our discovery of any additional weaknesses, and our inability to achieve and maintain effective internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our company.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. As disclosed in more detail under "Controls and Procedures" in Part II, Item 9A of this Report, we remediated a material weakness that existed as of December 31, 2020 in our internal control over financial reporting resulting from our failure to design or maintain effective internal controls over the timely identification and recording of financial statement adjustments. Specifically, we did not identify, analyze, record, and disclose certain non-routine accounting matters, such as a lease extension and a grant contract, timely and accurately.

While this weakness has been remediated, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting. During the course of our evaluation, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. In addition, there can be no assurance that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

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

Our success will depend in part upon our collaborators’ ability to develop therapeutic approaches incorporating, or discovered through, the use of cells. If either bioengineered organ implant technology is perceived negatively by the public for social, ethical, medical or other reasons, governmental authorities in the U.S. and other countries may call for prohibition of, or limits on, cell-based technologies and other approaches to bioengineering and tissue engineering. Although the surgeons using our product candidates have not, to date, used the more controversial stem cells derived from human embryos or fetuses in the human transplant surgeries using our product candidates, claims that human-derived stem cell technologies are ineffective or unethical may influence public attitudes. The subject of cell and stem cell technologies in general has at times received negative publicity and aroused public debate in the U.S. and some other countries. Ethical and other concerns about such cells could materially harm the market acceptance of our product candidates.

Our products will subject us to liability exposure.

We face an inherent risk of product liability claims, especially with respect to our products that will be used within the human body, including the scaffolds we manufacture. Product liability coverage is expensive and sometimes difficult to obtain. We may not be able to obtain or maintain insurance at a reasonable cost. We may be subject to claims for liabilities for unsuccessful outcomes of surgeries involving our products, which may include claims relating to patient death. We may also be subject to claims for liabilities relating to patients that suffer serious complications or death during or following implantations involving our products, including the patients who had surgeries utilizing our first-generation scaffold device or our bioreactor technology or our esophageal implant, or patients that may have surgeries utilizing any of our products in the future. Our current product liability coverage is $5 million per occurrence and in the aggregate. We will need to increase our insurance coverage if and when we begin commercializing any of our products. There can be no assurance that existing insurance coverage will extend to other products in the future. Any product liability insurance coverage may not be sufficient to satisfy all liabilities resulting from product liability claims. Furthermore, insurance carriers may deny that coverage exits after a claim is made. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable items, if at all. If claims against us substantially exceed our coverage, then our business could be adversely impacted. Regardless of whether we are ultimately successful in any product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources and could result in, among others:

●	significant awards or judgments against us;
●	substantial litigation costs;
●	injury to our reputation and the reputation of our products;
●	withdrawal of clinical trial participants; and
●	adverse regulatory action.

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

Even if we receive regulatory approvals for the commercial use of our product candidates, their commercial success will depend upon acceptance by physicians, patients, third party payers such as health insurance companies and other members of the medical community. Market acceptance of our products is also dependent upon our ability to provide acceptable evidence and the perception of the positive characteristics of our products relative to existing or future treatment methods, including their safety, efficacy and/or other positive advantages. If our products fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, both within and outside of our control. If our products receive only limited market acceptance, our business, financial condition and results of operations would be materially and adversely affected.

Our long-term growth depends on our ability to develop products for other organs.

Our growth strategy includes expanding the use of our products in treatments pertaining to organs other than the esophagus and airways, such as the lungs, GI tract, and others. These other organs are more complex than the esophagus and airways. There is no assurance that we will be able to successfully apply our technologies to these other more complex organs, which might limit our expected growth.

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

Even if our pre-clinical development efforts or clinical trials are completed as planned, we cannot be certain that their results will support our product claims or that the U.S. Food and Drug Administration, or FDA, foreign regulatory authorities or notified bodies will agree with our conclusions regarding them. Although we have obtained some positive results from the use of our scaffolds and bioreactors for esophageal and trachea implants performed to date, we also discovered that our first-generation trachea product design encountered certain body response issues that we have sought to resolve with our ongoing development of our implant design. We cannot be certain that our implant design or any future modifications or improvements with respect thereto will support our claims, and any such developments may result in the discovery of further adverse side effects. We also may not see positive results when our product candidates undergo clinical testing in humans in the future. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. Our pre-clinical development efforts and any clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Also, patients receiving surgeries using our product candidates under compassionate use or in clinical trials may experience significant adverse events following the surgeries, including serious health complications or death, which may or may not be related to materials provided by us. In 2017, the Biostage Esophageal Implant candidate was used in a human surgery at Mayo Clinic via an FDA-approved single-use expanded access application. In 2013 and 2014 we had provided a previous generation trachea scaffold device that was used in implants in human patients under compassionate use. To date, we believe that at least four of the six patients who received those tracheal implants have died. While we believe that none of those patients died because of a failure of the applicable device, these and any other such events have and may cause or contribute to the delay or termination of our clinical trials or pre-clinical development efforts. Any delay or termination of our pre-clinical development efforts or clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our products and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.

Clinical trials necessary to support a biological product license or other marketing authorization for our product candidates will be expensive and will require the enrollment of sufficient patients to adequately demonstrate safety and efficacy for the product’s target populations. Suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from commercializing any products and will adversely affect our business, operating results and prospects.

In the U.S., initiating and completing clinical trials necessary to support Biological License Applications, or BLAs, will be time consuming, expensive and the outcome uncertain. Moreover, the FDA may not agree that clinical trial results support an application for the indications sought in the application for the product. In other jurisdictions such as the E.U., the conduct of extensive and expensive clinical trials may also be required in order to demonstrate the quality, safety and efficacy of our product candidates, depending on each specific product candidate, the claims being studied, and the target condition or disease. The outcome of these clinical trials, which can be expensive and are heavily regulated, will also be uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product candidate we advance into clinical trials following initial positive results in early clinical trials may not have favorable results in later clinical trials.

Conducting successful clinical trials will require the enrollment of a sufficient number of patients to support each trial’s claims, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomfort and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our product candidates, or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomfort. Also, patients may not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in clinical trials may die before completion of the trial or suffer adverse medical events unrelated to investigational products.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA and foreign regulatory authorities may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in our clinical trials, the FDA and foreign regulatory authorities may not consider our data adequate to demonstrate safety and efficacy. Although FDA regulations allow submission of data from clinical trials outside the U.S., there can be no assurance that such data will be accepted or that the FDA will not apply closer scrutiny to such data. Increased costs and delays necessary to generate appropriate data, or failures in clinical trials could adversely affect our business, operating results and prospects. In the U.S., clinical studies for our product candidates will be reviewed through the Investigational New Drug, or IND, pathway for biologics or combination products.

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually-required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We do not have the ability to independently conduct our pre-clinical and clinical trials for our product candidates and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct, or assist us in conducting, such trials, including data collection and analysis. We do not have direct control over such third parties’ personnel or operations. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or any regulatory requirements, or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to seek or obtain regulatory approval for, or successfully commercialize, our product candidates on a timely basis, if at all. Our business, operating results and prospects may also be adversely affected. Furthermore, any third-party clinical trial investigators pertaining to our product candidates may be delayed in conducting our clinical trials for reasons outside of their control.

Risks Associated with Regulatory Approvals

If we fail to obtain, or experience significant delays in obtaining, regulatory approvals in the U.S., China or the E.U. for our products, including those for the esophagus and airways, or are unable to maintain such clearances or approvals for our products, our ability to commercially distribute and market these products would be adversely impacted.

We currently do not have regulatory approval to market any of our implant product candidates, including those for the esophagus and airways, or trachea and bronchus. Our product candidates are subject to rigorous regulation by the FDA, and numerous other federal and state governmental authorities in the U.S., as well as foreign governmental authorities. In the U.S., the FDA permits commercial distribution of new medical products only after approval of a Premarket Approval, or PMA, New Drug Application, or NDA, or BLA, unless the product is specifically exempt from those requirements. A PMA, NDA or BLA must be supported by extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the product for its intended use. There are similar approval processes in China, the E.U. and other foreign jurisdictions. Our failure to receive or obtain such clearances or approvals on a timely basis or at all would have an adverse effect on our results of operations.

The first bioengineered trachea implant approved in the U.S. using our first-generation trachea scaffold in an implant was approved under the IND pathway through the FDA’s Center for Biologics Evaluation and Research, or CBER, for a single compassionate use. Such initial U.S. surgery was led by Professor Paolo Macchiarini, M.D., a surgeon pioneering tracheal replacement techniques. Dr. Macchiarini was not employed or affiliated with our company, and we did not pay him any compensation or consulting fees. In June 2014, shortly after our Chief Medical Officer joined our company, we ceased support of any human surgeries with Dr. Macchiarini. Since the time we withdrew from involvement with Dr. Macchiarini, allegations that Dr. Macchiarini had failed to obtain informed consent and accurately report patient conditions, among other things, for surgeries performed at the Karolinska Institutet in Stockholm, Sweden, were made public.

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

The FDA has informed us that the Biostage Esophageal Implant would be viewed by the FDA as a combination product comprised of a biologic (cells) and a medical device component. Nevertheless, we cannot be certain how the FDA will regulate our products. The FDA may require us to obtain marketing clearance and approval from multiple FDA centers. The review of combination products is often more complex and more time consuming than the review of products under the jurisdiction of only one center within the FDA.

While the FDA has informed us that the Biostage Esophageal Implant would be regulated by the FDA as a combination product, we cannot be certain that any of our other products would also be regulated by the FDA as a combination product. For a combination product, the Office of Combination Products, or OCP, within FDA can determine which center or centers within the FDA will review the product and under what legal authority the product will be reviewed. Generally, the center within the FDA that has the primary role in regulating a combination product is determined based on the primary mode of action of the product. Generally, if the primary mode of action is as a device, the FDA’s Center for Devices and Radiological Health, or CDRH, takes the lead. Alternatively, if the primary mode of action is cellular, then the CBER takes the lead. On October 18, 2016, we also received written confirmation from the CBER that the FDA intends to regulate the Biostage Esophageal Implant as a combination product under the primary jurisdiction of CBER. We further understand that CBER may choose to consult or collaborate with CDRH with respect to the characteristics of the synthetic scaffold component of our product based on CBER’s determination of need for such assistance.

The process of obtaining FDA marketing approval is lengthy, expensive, and uncertain, and we cannot be certain that our product candidates, including product candidates pertaining to the esophagus, airways, or otherwise, will be cleared or approved in a timely fashion, or at all. In addition, the review of combination products is often more complex and can be more time consuming than the review of a product under the jurisdiction of only one center within the FDA.

We cannot be certain that the FDA will not elect to have our combination product candidates reviewed and regulated by only one FDA center and/or different legal authority, in which case the path to regulatory approval would be different and could be more lengthy and costly.

If the FDA does not approve or clear our products in a timely fashion, or at all, our business and financial condition will be adversely affected.

In the E.U., our esophagus product candidate will likely be regulated as a combined advanced therapy medicinal product and our other product candidates, including for the trachea or bronchus, may also be viewed as advanced therapy medicinal products, which could delay approvals and clearances and increase costs of obtaining such approvals and clearances.

On May 28, 2014, we received notice from the European Medicines Agency, or EMA, that our first-generation trachea product candidate would be regulated as a combined advanced therapy medicinal product. While we have not had any formal interaction with the EMA with respect to our Biostage Esophageal Implant, we believe that such implant technology would likely be regulated as a combined advanced therapy medicinal product. In the event of such classification, it would be necessary to seek a marketing authorization for these products granted by the European Commission before being marketed in the E.U.

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

Any product for which we obtain clearance or approval in the U.S., China, or Europe, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product, will be subject to continued regulatory review, oversight and periodic inspections by the FDA and other domestic and foreign regulatory authorities or notified bodies. In particular, we and our suppliers are required to comply with the FDA’s Quality System Regulations, or QSR, and current Good Manufacturing Practices, or cGMP, for our medical products, and International Standards Organization, or ISO, regulations for the manufacture of our products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product for which we obtain clearance or approval. Manufacturing may also be subject to controls by the FDA for parts of the system or combination products that the FDA may find are controlled by the biologics regulations. Equivalent regulatory obligations apply in foreign jurisdictions. Regulatory authorities, such as the FDA, China’s National Medical Products Administration, the competent authorities of the E.U. Member States, the EMA and notified bodies, enforce the QSR, cGMP and other applicable regulations in the U.S. and in foreign jurisdictions through periodic inspections. The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory authorities or notified bodies in the U.S. or in foreign jurisdictions, or the failure to timely and adequately respond to any adverse inspectional observations or product safety issues, could result in, among other things, any of the following enforcement actions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
●	unanticipated expenditures to address or defend such actions;
●	customer notifications for repair, replacement, or refunds;
●	recall, detention or seizure of our products;
●	operating restrictions or partial suspension or total shutdown of production;
●	withdrawing BLA or NDA approvals that have already been granted;
●	withdrawal of the marketing authorization granted by the European Commission or delay in obtaining such marketing authorization;
●	withdrawal of the CE Certificates of Conformity granted by the notified body or delay in obtaining these certificates;
●	refusal to grant export approval for our products; and
●	criminal prosecution.

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

Any disputes that arise between us and Harvard Bioscience with respect to our past and ongoing relationships could harm our business operations.

Disputes may arise between Harvard Bioscience and us in a number of areas relating to our past and ongoing relationships, including:

●	intellectual property, technology and business matters, including failure to make required technology transfers and failure to comply with non-compete provisions applicable to Harvard Bioscience and us;
•	labor, tax, employee benefit, indemnification and other matters arising from the Separation;
●	distribution and supply obligations;
●	employee retention and recruiting;
●	business combinations involving us;
●	sales or distributions by Harvard Bioscience of all or any portion of its ownership interest in us; and
●	business opportunities that may be attractive to both Harvard Bioscience and us.

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with a different party.

Risks Relating to Our Common Stock

Our principal stockholders hold a majority of voting power and will be able to exert significant control over us.

The stockholders who purchased shares of our common stock and related warrants pursuant to a Securities Purchase Agreement dated December 27, 2017 collectively hold shares of common stock that represent approximately 35% of all outstanding voting power, and as such may significantly influence the results of matters voted on by our shareholders. The interests of these stockholders may conflict with your interests. These stockholders have the right to nominate a majority of our Board of Directors and, therefore, effectively could control many other major decisions regarding our operations. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

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

Variations in our quarterly and year-end operating results are difficult to predict and may fluctuate significantly from period to period. If our revenues or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. In addition to the other factors discussed under these “Risk Factors,” specific factors that may cause fluctuations in our operating results include:

●	demand and pricing for our products;
●	government or private healthcare reimbursement policies;
●	adverse events or publicity related to our products, our research or investigations, or our collaborators or other partners;
●	physician and patient acceptance of any of our current or future products;
●	manufacturing stoppages or delays;
●	introduction of competing products or technologies;
●	our operating expenses which fluctuate due to growth of our business; and
●	timing and size of any new product or technology acquisitions we may complete.

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

We intend to generate significant revenues outside the U.S., including in China and the E.U. Restrictions, such as those related to CFIUS, not only affect foreign ownership and investments, but also the transfer or licensing of technology from the U.S. into certain foreign markets, including China. Such restrictions, including to the extent they block strategic transactions that might otherwise be in shareholders’ interests, may materially and adversely affect our ability to generate revenues in those foreign markets and the results of our operations.

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

In December 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017, or TCJA, which significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, effective January 1, 2018; limitation of the tax deduction for interest expense; limitation of the deduction for net operating losses and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such tax losses may be carried forward indefinitely); and modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”. The tax rate change resulted in (i) a reduction in the gross amount of our deferred tax assets recorded as of December 31, 2017, without an impact on the net amount of our deferred tax assets, which are recorded with a full valuation allowance. We continue to examine the impact this tax reform legislation may have on our business. However, the effect of the TCJA on us and our affiliates, whether adverse or favorable, is uncertain and may not become evident for some period of time. We urge investors to consult with their legal and tax advisers regarding the implications of the TCJA on an investment in our common stock.

Changes in the European regulatory environment regarding privacy and data protection regulations could have a materially adverse impact on our results of operations.

The European Union, or E.U., has adopted a comprehensive overhaul of its data protection regime in the form of the General Data Protection Regulation, or GDPR, which came into effect in May 2018. GDPR extends the scope of the existing E.U. data protection law to foreign companies processing personal data of E.U. residents. The regulation imposes a strict data protection compliance regime with severe penalties of 4% of worldwide turnover or €20 million, whichever is greater, and includes new rights such as the right of erasure of personal data. Although the GDPR will apply across the E.U., as has been the case under the current data protection regime, E.U. Member States have some national derogations and local data protection authorities that will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. Implementation of, and compliance with the GDPR could increase our cost of doing business and/or force us to change our business practices in a manner adverse to our business. In addition, violations of the GDPR may result in significant fines, penalties and damage to our brand and business which could, individually or in the aggregate, materially harm our business and reputation.

Healthcare legislative reform measures may have a materially adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or ACA, was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to Judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA.

Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The TCJA includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, former President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax, an annual fee on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the Medical Device Excise Tax, or MDET, on non-exempt medical devices. Since then, The Further Consolidated Appropriations Act, 2020 H.R. 1865, signed into law on December 20, 2019, repealed the MDET. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The effect that the ACA and its possible repeal and replacement may have on our business remains unclear.

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

The market price of our shares may fluctuate widely.

The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

●	the success and costs of preclinical and clinical testing and obtaining regulatory approvals or clearances for our products;
●	the success or failure of surgeries and procedures involving the use our products;
●	a shift in our investor base;
●	our quarterly or annual results of operations, or those of other companies in our industry;
●	actual or anticipated fluctuations in our operating results due to factors related to our business;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	announcements by us or our competitors of significant acquisitions, dispositions or intellectual property developments or issuances;
●	the failure of securities analysts to cover our common stock;
●	changes in earnings estimates by securities analysts or our ability to meet those estimates;
●	the operating and stock price performance of other comparable companies; our issuance of equity, debt or other financing instruments;
●	overall market fluctuations; and
●	general macroeconomic conditions.

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

We are a smaller reporting company, or SRC, and a non-accelerated filer, which allows us to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not SRCs or non-accelerated filers, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations, including disclosures regarding executive compensation, in our Annual Report and our periodic reports and proxy statements and providing only two years of audited financial statements in our Annual Report and our periodic reports. We will remain an SRC until (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $250 million or (b) in the event we have over $100 million in annual revenues, the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $700 million. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.

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

Item 3.     Legal Proceedings.

On April 14, 2017, representatives for the estate of a deceased individual filed a civil lawsuit in the Suffolk Superior Court, in Boston, Massachusetts, against the Company, Harvard Bioscience and other defendants. The complaint alleges that the decedent’s injury and death were caused by two tracheal implants that incorporated synthetic trachea scaffolds and a biologic component combined by the implanting surgeon with a bioreactor, and surgically implanted in the decedent in two surgeries performed in 2012 and 2013. The civil complaint seeks a non-specific sum of damages. This lawsuit relates to our first-generation trachea scaffold technology for which we discontinued development in 2014, and not to our current Biostage Esophageal Implant.

On October 1, 2019, the Court entered an order granting plaintiffs’ motion to compel the defendants to produce discovery. Subsequently, the plaintiff filed a motion for sanctions against us on January 6, 2020 claiming failure to produce the required discovery. Our counsel at the time, which had been selected for the case by our liability insurance carrier, never notified us of plaintiffs’ motion and never responded to plaintiff’s motion. As a result of the failure of our former counsel to respond, on January 29, 2020, the Court entered an order allowing plaintiffs’ sanctions against us and the other defendants, which establishes a sanction of admitted liability. In June 2021, we were informed of these 2019 and 2020 court actions by new defense counsel appointed by our liability insurance carrier. On June 9, 2021, we, together with the other defendants, filed a motion to vacate the Court’s order allowing plaintiff’s motion for sanctions, and following a hearing on such motion, on August 6, 2021 the Court issued a ruling in our favor, vacating the sanctions. This case will now proceed on the merits, which we will continue to oppose vigorously.

On September 15, 2021, one of our product liability insurance carriers which had been providing a defense to us and Harvard Bioscience, notified each party that it was denying coverage under the applicable policy for the lawsuit and would no longer be providing a defense to each such company with respect thereto, or covering related legal expenses incurred after September 30, 2021. The insurance carrier also filed a corresponding complaint for declaratory judgment with the Court asking the Court to declare that said insurance carrier is not required to defend, indemnify, or provide coverage to us and Harvard Bioscience with respect to the lawsuit described above.

We responded by filing claims against our insurance carrier for insurance coverage, and we also brought a motion seeking the Court to order Medmarc to continue paying for our reasonable defense costs in the underlying litigation while the coverage dispute is pending. During the fourth quarter of 2021, we incurred legal costs of approximately $1.4 million in connection with these claims.

On January 25, 2022, the Court granted our motion for preliminary injunction and held that Medmarc breached its duty to defend the Company when it unilaterally stopped paying for the defense. Although the coverage dispute remains pending between the parties, the Court ordered Medmarc to pay for the cost of the defense until the coverage dispute is resolved, and our attorneys’ fees incurred in connection with the preliminary injunction motion. We submitted a request for immediate reimbursement of approximately $1.0 million of legal costs from Medmarc. On March 3, 2022, we received a cash payment of approximately $0.1 million from Medmarc and are actively pursuing all amounts owed the Company under the Court’s order.

Additionally, plaintiffs in the wrongful death action filed suit in the Superior Court of Suffolk County, Massachusetts, against the Company, Harvard Bioscience, and their insurance carriers on November 18, 2021 alleging violations of Massachusetts’ General Laws 175 §112C, 93A, and 176D §3. That matter is at a preliminary stage and no schedule has been set in that case.

While there can be no assurance of prevailing in any of the matters described above, we intend to defend the claims against us vigorously, and to recover all available amounts under our insurance coverage. We have retained new defense counsel for the wrongful death lawsuit and a trial date has been set for October 2022. If we lose on the merits and a jury awards damages, we do not know the exact amount of compensatory and, potentially, punitive damages that could be awarded, but the amounts could be substantial. We cannot determine such amount in relation to trial. However, based on our review of the circumstances surrounding the case, we have recorded an accrual for the contingency matter of approximately $3.3 million in general and administrative expenses during the year ended December 31, 2021.

We cannot provide any assurance that any further disposition of these matters would not result in a change in such estimate. We are also evaluating possible malpractice claims as one source of recovery but have not asserted such a claim and cannot provide assurance that such a claim would provide a recovery.

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the above matter, there are no such matters pending that we expect to be material in relation to its business, financial condition, and results of operations or cash flows.

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

There were 155 holders of record of our common stock as of March 31, 2022, which does not include persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2021, all of four unregistered sales were previously disclosed in our Quarterly Reports on Form 10-Q or in Current Reports on Form 8-K in relation to the applicable periods.

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

Overview

We are a biotechnology company with a mission to cure patients of cancers, injuries, and birth defects of the gastro-intestinal tract and the airways.

We are a clinical-stage biotechnology that intends to use cell therapy to treat cancer, injuries, and birth defects in the esophagus.

We believe our technology is likely to be used to treat esophageal cancer, esophageal injuries, and birth defects in the esophagus. Additional product candidates in our pipeline may treat bronchial cancer, intestinal cancer and colon cancer.

Our first esophageal product candidate, the Biostage Esophageal Implant, or BEI, was used in the first successful regeneration of the esophagus in a patient with esophageal cancer. This successful first-in-human experience, plus the research we have performed on 45 pigs, led the FDA to approve our 10-patient combined phase 1 and phase 2 clinical trial. This combination trial will measure both safety and efficacy in the patient population.

We were incorporated and commenced operations on November 1, 2013 as a result of a spin-off from Harvard Bioscience, Inc., or Harvard Bioscience. On that date, we became an independent company that operates the regenerative medicine business previously owned by Harvard Bioscience. The spin-off was completed through the distribution of all the shares of common stock of Biostage to Harvard Bioscience stockholders.

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

Since our incorporation, we have devoted substantially all of our resources to developing our programs, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the sales of common stock and preferred stock. In December 2017, we sold the inventory and rights to manufacture and sell research-only versions of our bioreactors to Harvard Bioscience. We did not recognize any revenues during the years ended December 31, 2021 and December 31, 2020.

Our product candidates are currently in development and have not yet received regulatory approval for sale anywhere in the world.

We have incurred substantial operating losses since our inception, and as of December 31, 2021 had an accumulated deficit of approximately $76.9 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of December 31, 2021 of approximately $1.2 million will enable us to fund our operating expenses and capital expenditure requirements into early third quarter of 2022. We expect to continue to incur operating losses and negative cash flows from operations for 2022 and in future years. Therefore, as disclosed in Note 1 to our Consolidated Financial Statements, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional funds to fund our operations. In the event we do not raise additional capital from outside sources in the third quarter of 2022, we may be forced to curtail or cease our operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing development, pre-clinical and clinical testing of product candidates, as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on favorable terms, if at all.

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

2021 Financing Activities

During the year ended December 31, 2021, we completed the following financing activities:

●	On May 4, 2020, we obtained a loan from Bank of America in the aggregate amount of approximately $0.4 million, pursuant to the Paycheck Protection Program, established as part of the CARES Act. Such loan was evidenced by a promissory note dated May 4, 2020 issued by us whereas certain amounts of the loan where eligible for forgiveness if used for qualifying expenses. On December 18, 2020, we submitted the loan forgiveness application for the entire borrowings of approximately $0.4 million to the lender and were notified on January 7, 2021 that the application was submitted to the Small Business Administration, or SBA, for review. On May 23, 2021, we were notified by the lender that the SBA determined that the application for our loan forgiveness was approved, and the SBA remitted the forgiven amount to the lender. We have accounted for this loan forgiveness as a gain on extinguishment of approximately $0.4 million (See Note 3 in the Consolidated Financial Statements included in Item 15 of this report for further discussion).
●	During the year ended December 31, 2021, we issued a total of 1,300,000 shares of our common stock at a purchase price of $2.00 per share and warrants to purchase 650,000 shares of common stock at an exercise price of $2.00 per share to a group of investors for aggregate gross and net proceeds of approximately $2.6 million.
●	During the year ended December 31, 2021, we issued 72,464 shares of our common stock to our Interim Chief Executive Officer at a purchase price of $3.45 per share and warrants to purchase 36,232 shares of common stock at an exercise price of $3.45 per share for aggregate gross and net proceeds of approximately $250 thousand.

2020 Financing Activities

During the year ended December 31, 2020, we completed the following financing activities:

●	On May 4, 2020, we were granted the loan described above from Bank of America in the aggregate amount of approximately $0.4 million (See Note 3 in the Consolidated Financial Statements included in Item 15 of this report for further discussion).
●	During the year ended December 31, 2020, we issued a total of 151,027 and 125,000 shares, respectively, of our common stock at a purchase price of $3.70 and $4.00 per share, respectively, and issued warrants to purchase 151,027 shares of common stock at an exercise price of $3.70 per share to a group of investors for aggregate gross and net proceeds of approximately $1.1 million.
●	During the year ended December 31, 2020, we issued 414,000 shares of our common stock to a group of investors in connection with the exercise of 414,000 previously issued warrants at $2.00 per share for aggregate gross and net proceeds of approximately $0.8 million.
●	During the year ended December 31, 2020, we issued 516,877 shares of our common stock to a group of investors in connection with the exercise of 516,877 previously issued warrants at $3.70 per share for aggregate gross and net proceeds of approximately $1.9 million.

●	During the year ended December 31, 2020, we issued a total of 25,948 shares of our common stock to the former chief executive officer and an employee due to the vesting of restricted stock units and issuance of a common stock award.

Small Business Innovation Research Grant

On March 28, 2018, we were awarded a Fast-Track Small Business Innovation Research, or SBIR, grant by the Eunice Kennedy National Institute of Child Health and Human Development, or NICHD, to support testing of pediatric Biostage Esophageal Implant. The award for Phase I provided for the reimbursement of approximately $0.2 million of qualified research and development costs which was received and recognized as grant income during 2018.

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

For the years ended December 31, 2021 and 2020, we recognized approximately $165,000 and approximately $447,000 of grant income, respectively, from Phase II of the SBIR grant. The aggregate SBIR grant to date provided a total award of $1.8 million, of which, approximately $1.5 million has been recognized through December 31, 2021.

The Phase II portion of the award expired effective September 30, 2021

Management

Effective as of November 26, 2021, we appointed David Green as Interim Chief Executive Officer. Mr. Green, age 57, is the founder and CEO of Zero Carbon LLC, a company that offers green-tech consulting services. Mr. Green is also the founder and former Chairman and CEO of Biostage, Inc., as well as co-founder and former director, President and CEO of Harvard Bioscience, Inc.

On April 8, 2021, we appointed Peter A. Pellegrino Jr. as Interim Vice President of Finance. In such role, Mr. Pellegrino serves as the Company’s principal accounting officer and principal financial officer.

As of December 31, 2021, we had 7 employees, 6 of whom were full-time and one part-time.

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

Forgiveness of Notes Payable. On May 23, 2021, we were notified by our lender that provided our related Loan that the SBA determined that our application for loan forgiveness was approved, and the SBA remitted the forgiveness amount to our lender. We have accounted for this loan forgiveness as an extinguishment.

Grant Income. Grant income reflects income earned under the SBIR grant. Grant income is recognized based on timing of when qualified research and development costs are incurred.

Changes in Fair Value of Warrant Liability. Changes in fair value of warrant liability represent the change in the fair value of outstanding common stock warrants classified as liability awards during the years ended December 31, 2021 and 2020. We use the Black-Scholes pricing model to value the related warrant liability.

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

Share-based Compensation

We account for our share-based compensation in accordance with the fair value recognition provisions of current authoritative guidance. Share-based awards, including stock options, are measured at fair value as of the grant date and recognized as expense over the requisite vesting period (generally the service period), which we recognize on a straight-line basis. Expense on share-based awards for which vesting is performance or milestone based is recognized on a straight-line basis from the date when we determine the achievement of the milestone is probable to the vesting/milestone achievement date. We estimate the fair value of options granted using the Black-Scholes option valuation model. Significant judgment is required in determining the proper assumptions used in these models. The assumptions used include the risk-free interest rate, expected term, expected volatility and expected dividend yield. We base our assumptions on historical data when available or, when not available, on a peer group of companies. However, these assumptions consist of estimates of future market conditions, which are inherently uncertain and subject to our judgment, and therefore any changes in assumptions could significantly impact the future grant date fair value of share-based awards.

Total share-based compensation expense for the years ended December 31, 2021 and 2020 was approximately $1.0 million and $1.1 million, respectively. Share-based compensation is further described in Note 15 to our Consolidated Financial Statements included in Item 15 of this report.

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

Results of Operations

The following table summarizes the results of our operations for the years ended December 31, 2021 and 2020 ($ in thousands):

	For the Year Ended		Change 2021 vs. 2020
	2021	2020	Change	%
Operating expenses
Research and development	$1,592	$2,069	$(477)	(23)%
General and administrative	7,044	3,256	3,788	116%
Total operating expenses	8,636	5,325	3,311	62%

Other income (expense)
Forgiveness of notes payable	408	—	408	nm
Grant income	165	447	(282)	(63)%
Change in fair value of warrant liability	15	16	(1)	(6)%
Other income (expense), net	70	(3)	73	(2,433)%
Total other income (expense), net	658	460	198	43%
Net loss	$(7,978)	$(4,865)	$(3,113)	64%

nm = not meaningful

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Research and Development Expense

Research and development expense decreased approximately $0.5 million, or 23%, to approxime$1.6 million for the year ended December 31, 2021 as compared to approximately $2.1 million for the year ended December 31, 2020. This was due primarily to lower headcount resulting in approximately $0.5 million of lower employee compensation expenses.

General and Administrative Expense

General and administrative expense increased approximately $3.8 million, or 116%, to approximately $7.0 million for the year ended December 31, 2021 as compared to approximately $3.3 million for the year ended December 31, 2020. This increase was due primarily to a charge of approximately $3.3 million relating to the contingency matter for our ongoing litigation for a wrongful death complaint and related matters more fully described in Note 9 to our consolidated financial statements and an increase in legal costs of approximately $1.3 million for fees for filing claims against our insurance carrier to seek continuance of insurance coverage for the same litigation. These increases are offset, in part, by approximately $0.8 million of lower employee and share-based expenses due to the separations of our former chief executive and chief financial officers during 2020.

Forgiveness of notes payable

On May 23, 2021, we were notified by our lender that provided our related Loan that the SBA determined that our application for loan forgiveness was approved, and the SBA remitted the forgiven amount to our lender. As a result, we recorded a gain from forgiveness of our notes payable of approximately $0.4 million for the year ended December 31, 2021.

Grant income

For the year ended December 31, 2021, we recorded grant income of approximately $165,000 for qualified expenditures under the SBIR grant as the Phase II portion of the award expired effective September 30, 2021 For the year ended December 31, 2020, we recorded grant income of approximately $447,000 for qualified expenditures under the SBIR grant.

Change in Fair Value of Warrant Liability

For the year ended December 31, 2021, the change in fair value of our warrant liability resulted in other income of approximately $15,000 due primarily to a reduction in the expected term of the outstanding warrants. This compared to other income of approximately $16,000 for the year ended December 31, 2020, which was due primarily to a lower stock price of the underlying common shares. These warrants expired unexercised in February of 2022.

Other income (expense), net

In June of 2021, we received a refund payment of approximately $71,000 for certain withholding taxes paid in previous years to the German tax authorities which were remitted to us on behalf of Harvard Apparatus Regenerative Technology GmbH, our German subsidiary.

Liquidity and Capital Resources

Sources of Liquidity. We have incurred operating losses since inception, and as of December 31, 2021 we had an accumulated deficit of approximately $76.9 million. We are currently investing significant resources in the development and commercialization of our product candidates for use by clinicians and researchers in the field of regenerative medicine. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future.

Operating Activities. Net cash used in operating activities of approximately $2.6 million for the year ended December 31, 2021 was primarily a result of our net loss of approximately $8.0 million, offset by approximately $0.7 million of non-cash items related to the forgiveness of our notes payable, share-based compensation and depreciation, and an increase of approximately $4.7 million of cash provided from working capital due to the timing of prepaid expenses, accounts payable, accrued expenses and contingency accrual more fully described in Note 9 to our consolidated financial statements.

Net cash used in operating activities of approximately $4.0 million for the year ended December 31, 2020 was primarily a result of our net loss of approximately $4.9 million, offset by approximately $1.3 million of non-cash expenses related to share-based compensation and depreciation, and increased by approximately $0.4 million of cash provided from working capital due to the timing of prepaid expenses and accounts payable.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2021 and 2020 totaled zero and approximately $7,000, respectively, and represented purchases of property, plant and equipment.

Financing Activities. Net cash generated from financing activities was approximately $2.8 million during the year ended December 31, 2021 and consisted of net proceeds received from private placement transactions for the issuance of common stock and warrants to purchase common stock.

Net cash generated from financing activities was approximately $4.2 million during the year ended December 31, 2020 and consisted of approximately $1.1 million of net proceeds received from private placement transactions that resulted in the issuance of 276,027 shares of our common stock and warrants to purchase 151,027 shares of common stock to a group of investors at exercise prices of $3.70 and $4.00 per share, respectively, approximately $2.7 million received from the issuance of 930,877 shares of our common stock to a group of investors in connection with previously issued warrants, and approximately $0.4 million received under the paycheck protection program loan.

We continue to pursue our esophageal program, including advancing to operate as a clinical stage company. Given our current limited cash resources, we intend to closely monitor our cash expenses as such cash resources are expected to only allow us to meet our operating needs into early third quarter of 2022.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

This Report includes the certifications of our principal executive officer and principal financial officer required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Interim Chief Executive Officer, who is our acting principal executive officer, and our Interim Vice President of Finance, who is our acting principal financial officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our principal executive officer and principal financial officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In connection with the preparation of this report, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

As a smaller reporting company, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, Wei, Wei & Company LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2021.

(c) Changes in Internal Controls Over Financial Reporting

During 2020, we identified control deficiencies related to internal controls over the timely identification and recording of financial statement adjustments. Specifically, we did not identify, analyze, record, and disclose certain non-routine accounting matters, such as a lease extension and a grant contract, timely and accurately. We developed a remediation plan at the time and designed and implemented certain new internal controls in an effort to remediate the material weakness. During the fourth quarter of fiscal 2021, we successfully completed the testing necessary to conclude that the material weakness had been remediated.

Our management, with the participation of the principal executive officer and the principal financial officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2021. Except as noted above, management concluded that there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(d) Inherent Limitations on Effectiveness of Controls

The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may not deteriorate. Because of their inherent limitations, systems of control may not prevent or detect all misstatements. Accordingly, even effective systems of control can provide only reasonable assurance of achieving their control objectives.

Item 9B.     Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2022 Annual Meeting of Stockholders. Information concerning executive officers of our company is included in Part I of this Annual Report on Form 10-K as Item 1. Business - Information about our Executive Officers and incorporated herein by reference.

Item 11.     Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2022 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2022 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2022 Annual Meeting of Stockholders.

Item 14.     Principal Accounting Fees and Services.

Our independent public accounting firm is Wei, Wei & Co., LLP, Flushing, New York, PCAOB Auditor ID 2388. Our predecessor independent public accounting firm was RSM US LLP, Boston, Massachusetts, PCAOB Auditor ID 49.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2022 Annual Meeting of Stockholders.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)	Documents Filed. The following documents are filed as part of this Annual Report on Form 10-K:

(1)Financial Statements. The consolidated financial statements of Biostage, Inc. and its subsidiaries filed under this Item 15:

(2)Financial Statement Schedules:  None. Financial statement schedules have been omitted since the required information is included in our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

(3)Exhibits. The exhibits listed in the accompanying Exhibit Index are filed as a part of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Biostage, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Biostage, Inc. and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flow for the year then ended, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flow for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, uses cash flows in its operations, and will require additional financing to continue to fund its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Share-based Compensation – Performance-Based Awards

As described in Note 15 to the consolidated financial statements, the Company has 510,742 unvested performance-based options outstanding for which there is unrecognized compensation expense of approximately $1.3 million at December 31, 2021. No expense has been recognized for these unvested awards as of December 31, 2021 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes. As described in Note 2 to the consolidated financial statements, the Company measures all stock options and restricted stock awards granted to employees, directors and non-employees based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of estimated forfeitures, over the requisite vesting period. Expense on share-based awards for which vesting is performance or milestone based is recognized on a straight-line basis from the date when it is determined that the achievement of the milestone is probable to the vesting/milestone achievement date.

We identified the Company’s expense recognition for share-based awards that contain performance-based vesting provisions as a critical audit matter. The principal considerations for our determination that the expense recognition for share-based awards that contain performance-based vesting provision awards is a critical audit matter are the assumptions and risk of bias related to the conclusion of the probability of achievement of the performance conditions impacting vesting of the awards, or more specifically, the achievement of the business milestones, as defined in the grant agreements. Auditing management’s assumptions regarding the probability of achievement of the business milestones defined in the grant agreements was complex and required a high degree of auditor judgment and increased audit effort.

Our audit procedures related to the expense recognition of share-based awards that contain performance-based vesting provisions included the following, among others:

●	We obtained and read the grant agreements for all outstanding share-based awards with performance-based vesting provisions,
●	We recalculated the total outstanding share-based awards with performance-based vesting provisions at year-end based upon cumulative grants, net of cumulative forfeitures, and
●	We discussed with management and evaluated their conclusions ed on the probability of achievement of the business milestones within the performance-based awards by assessing the Company’s liquidity requirements needed to fund the achievement of the milestones outlined in the grant agreements and reviewed the Company’s public press releases through the issuance date below.

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditor since 2021.

Flushing, New York

March 31, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of

Biostage, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Biostage, Inc. and its subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

We served as the Company's auditor from 2018 to 2021.

Boston, Massachusetts

April 13, 2021

BIOSTAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$1,242	$1,026
Restricted cash	50	50
Grant receivable	—	77
Prepaid expenses and other current assets	295	524
Total current assets	1,587	1,677
Property, plant and equipment, net	110	217
Right-of-use assets, net	169	182
Total assets	$1,866	$2,076

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$676	$31
Accrued and other current liabilities	798	317
Accrual for contingency matter	3,250	—
Current portion of notes payable	—	284
Warrant liability	2	17
Current portion of operating lease liability	110	107
Total current liabilities	4,836	756
Notes payable, net of current portion	—	120
Operating lease liability, net of current portion	59	75
Total liabilities	4,895	951

Commitments and contingencies (Note 9)

Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and none issued and outstanding	—	—
Common stock, par value $0.01 per share, 60,000,000 shares authorized; 10,760,871 and 9,388,407 issued and outstanding at December 31, 2021 and 2020, respectively	108	94
Additional paid-in capital	73,801	69,991
Accumulated deficit	(76,938)	(68,960)
Total stockholders’ (deficit) equity	(3,029)	1,125
Total liabilities and stockholders’ (deficit) equity	$1,866	$2,076

See accompanying notes to consolidated financial statements.

BIOSTAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenues	$—	$—

Operating expenses:
Research and development	1,592	2,069
General and administrative	7,044	3,256
Total operating expenses	8,636	5,325

Operating loss	(8,636)	(5,325)

Other income (expense), net:
Forgiveness of notes payable	408	—
Grant income	165	447
Change in fair value of warrant liability	15	16
Other income (expense), net	70	(3)
Total other income, net	658	460

Net loss	$(7,978)	$(4,865)

Basic and diluted net loss per share	$(0.79)	$(0.55)
Weighted average common shares, basic and diluted	10,062,432	8,793,545

See accompanying notes to consolidated financial statements.

BIOSTAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Number of
	Common		Additional		Total
	Shares	Common	Paid-in	Accumulated	Stockholders
	Outstanding	Stock	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2019	8,155,555	$82	$65,102	$(64,095)	$1,089
Net loss	—	—	—	(4,865)	(4,865)
Share-based compensation	37,974	—	1,144	—	1,144
Common stock withheld for taxes	(12,026)	—	(42)	—	(42)
Issuance of common stock and warrants to purchase common stock	276,027	2	1,056	—	1,058
Issuance of common stock from exercise of warrants	930,877	10	2,731	—	2,741
Balance at December 31, 2020	9,388,407	$94	$69,991	$(68,960)	$1,125
Net loss	—	—	—	(7,978)	(7,978)
Share-based compensation	—	—	980	—	980
Issuance of common stock and warrants to purchase common stock	1,372,464	14	2,830	—	2,844
Balance at December 31, 2021	10,760,871	$108	$73,801	$(76,938)	$(3,029)

See accompanying notes to consolidated financial statements.

BIOSTAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(7,978)	$(4,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of notes payable	(408)	—
Share-based compensation expense	980	1,144
Depreciation	107	184
Change in fair value of warrant liability	(15)	(16)
Changes in operating assets and liabilities:
Grant receivable	77	(77)
Prepaid expenses and other current assets	229	(80)
Accounts payable	645	(210)
Accrued and other current liabilities	485	(121)
Accrual for contingency matter	3,250	—
Net cash used in operating activities	(2,628)	(4,041)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(7)
Net cash used in investing activities	—	(7)

FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	2,844	1,058
Proceeds from exercise of warrants	—	2,741
Proceeds from notes payable	—	404
Acquisition of common stock for tax withholding obligations	—	(42)
Net cash provided by financing activities	2,844	4,161
Net increase in cash and restricted cash	216	113
Cash and restricted cash at the beginning of the year	1,076	963
Cash and restricted cash at the end of the year	$1,292	$1,076

Supplemental disclosure of non-cash investing and financing activities:
Issuance of vested common stock	$—	$42
Supplemental disclosure of non-cash operating activities:
Increase of right-of-use asset and liability due to lease extension	$94	$94

See accompanying notes to consolidated financial statements.

BIOSTAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

1.  Organization

Overview

Biostage, Inc. (Biostage or the Company) is a biotechnology company with a mission to cure patients of cancers, injuries, and birth defects of the gastro-intestinal tract and the airways. The Company believes its technology is likely to be used to treat esophageal cancer, esophageal injuries, and birth defects in the esophagus. The Company believes additional product candidates in its pipeline may treat bronchial cancer, intestinal cancer, and colon cancer. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and acquiring operating assets.

On October 31, 2013, Harvard Bioscience, Inc., or Harvard Bioscience, contributed its regenerative medicine business assets, plus $15 million of cash, into Biostage, or the Separation. On November 1, 2013, the spin-off of the Company from Harvard Bioscience was completed. On that date, the Company became an independent company that operates the regenerative medicine business previously owned by Harvard Bioscience. The spin-off was completed through the distribution to Harvard Bioscience stockholders of all the shares of common stock of Biostage, or the Distribution.

Basis of Presentation

The consolidated financial statements reflect the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States, or U.S. GAAP.

Going Concern

The Company has incurred substantial operating losses since its inception, and as of December 31, 2021 had an accumulated deficit of approximately $76.9 million and will require additional financing to fund future operations. The Company expects that its operating cash on-hand as of December 31, 2021 of approximately $1.2 million will enable it to fund its operating expenses and capital expenditure requirements only into early third quarter of 2022. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds to fund its operations. In the event the Company does not raise additional capital from outside sources in the third quarter of 2022, it may be forced to curtail or cease its operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing development, pre-clinical and clinical testing of product candidates, as well as regulatory efforts and collaborative arrangements necessary for the Company’s product candidates that are currently under development. The Company is currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. The Company may also pursue debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. The Company may not be able to obtain additional financing on favorable terms, if at all.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Biostage, and its three wholly-owned subsidiaries, Harvard Apparatus Regenerative Technology Limited (Hong Kong), Harvard Apparatus Regenerative Technology GmbH (Germany) and Biostage Limited (UK). The functional currency for these subsidiaries is the U.S dollar. All intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31,
	2021	2020

	(in thousands)
Cash	$1,242	$1,026
Restricted cash	50	50
Total cash and restricted cash as shown in the consolidated statements of cash flows	$1,292	$1,076

Restricted cash consists of approximately $50,000 held as collateral for the Company’s credit card program as of December 31, 2021, and December 31, 2020.

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

Impairment of Long-Lived Assets

Assessments of long-lived assets and the remaining useful lives of such long-lived assets are reviewed for impairment whenever a triggering event occurs or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset, or group of assets, are considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset, or group of assets, are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets, based on the present value of the expected future cash flows associated with the use of the asset. Through December 31, 2021, no such impairment charges have been recorded.

Research and Development

Research and development costs are expensed as incurred.

Share-based Compensation

The Company measures all stock options and restricted stock awards granted to employees, directors and non-employees based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of forfeitures, over the requisite vesting period, which is generally the service period of the respective award. Generally, the Company issues stock options and restricted stock awards with only service-based vesting conditions on a straight-line basis over the requisite service period for the entire award (that is, over the requisite service period of the last separately vesting portion of the award). Expense on share-based awards for which vesting is performance or milestone based is recognized on a straight-line basis from the date when it is determined that the achievement of the milestone is probable to the vesting/milestone achievement date.

The Company elected to use the Black-Scholes option-pricing model for the valuation of stock-based payment awards. The determination of the fair value of stock-based payment awards is determined on the date of grant using the Black-Scholes option-pricing model which is affected by the market price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, its expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. When performance-based grants are issued, the Company recognizes no expense until achievement of the performance requirement is deemed probable.

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

The fair value of Restricted Stock Units, or RSUs, is based on the number of shares granted and market price of the stock on the date of grant and is recorded as compensation expense ratably over the applicable service period, which is generally four years. Unvested restricted stock units and vested and unvested stock options are forfeited in the event of termination of employment.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets and liabilities are recorded net as long-term on the consolidated balance sheets.

A valuation allowance is recorded when it is more likely than not that some or all of the net deferred tax assets will not be realized. Accordingly, the Company provides a valuation allowance, if necessary, to reduce net deferred tax assets to the amount that is expected to be realized.

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

Warrant Liability

The Company classifies warrants to purchase shares of its common stock as a liability on its consolidated balance sheets when the warrant is a free-standing financial instrument that may require the Company to transfer cash consideration upon exercise and that cash transfer event would be out of the Company’s control. Such a “liability warrant” is initially recorded at fair value on date of grant using the Black-Scholes model and net of issuance costs, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in the fair value of the warrant are recognized as a component of other income (expense), net in the consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrant.

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

Concentration of Credit Risk

Financial investments that potentially subject the Company to credit risk consist of cash. The Company has all cash at accredited financial institutions. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company does not believe that it is subject to unual credit risk beyond the normal credit risk associated with commercial banking relationships.

Grant Income

Grant income is recognized when qualified research and development costs are incurred and recorded in other income (expense), net in the consolidated statements of operations. When evaluating grant revenue from the SBIR grant, the Company considered the accounting requirements under the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606, Revenue From Contracts With Customers. The Company concluded that ASC 606 did not apply as there is no exchange of goods or services or an exchange of intellectual property between the parties; therefore, the Company presents grant income in other income.

On March 28, 2018, the Company was awarded a Fast-Track Small Business Innovation Research, or SBIR, grant by the Eunice Kennedy National Institute of Child Health and Human Development, or NICHD, to support testing of the pediatric Biostage Esophageal Implant. The award for Phase I provided for the reimbursement of approximately $0.2 million of qualified research and development costs which was received and recognized as grant income during 2018.

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

For the years ended December 31, 2021 and 2020, the Company recognized approximately $165,000 and $447,000 of grant income, respectively, from Phase II of the SBIR grant. The aggregate SBIR grant provided a total award of $1.8 million, of which, approximately $1.5 million has been recognized through December 31, 2021.

The Phase II portion of the award expired effective September 30, 2021.

Recently Issued Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies we adopt as of the specified effective date. Unless otherwise discussed below, we do not believe that the adoption of recently issued standards have or may have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-12). The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The Company expects to adopt this standard on January 1, 2023, and is evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

In December 2019 the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard removes certain exceptions to the general principles in Topic 740 and simplifies certain other aspects of the accounting for income taxes. This standard became effective on January1, 2021, and did not have a material impact on the Company’s consolidated financial statements and related disclosures.

3.  Notes Payable

On May 4, 2020, the Company obtained a loan from Bank of America in the aggregate amount of approximately $0.4 million, pursuant to the Paycheck Protection Program, established as part of the CARES Act. Such loan was evidenced by a promissory note dated May 4, 2020 issued by the Company and accrued interest at a fixed interest rate of 1% per annum from the funding date of May 4, 2020. On December 18, 2020, the Company submitted the loan forgiveness application for the entire borrowings of approximately $0.4 million to the lender and was notified on January 7, 2021 that the application was submitted to the Small Business Administration, or SBA, for review. On May 23, 2021, the Company was notified that the SBA determined that the application for loan forgiveness was approved, and that the SBA remitted the forgiven amount to the Lender. Payments of principal and interest were deferred since the funding under the original terms of the promissory note and all such amounts were forgiven.

The Company has accounted for the loan under FASB ASC 470, Debt. As such, the Notes Payable and applicable accrued interest have been recorded as forgiveness of the Notes Payable resulting in a gain of approximately $408,000 for the year ended December 31, 2021.

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

The Company’s restricted cash that serves as collateral for the Company’s credit card program is held in a demand money market account and is measured at fair value based on quoted prices, which are Level 1 inputs. The Company has concluded that warrants to purchase common stock, which are accounted for as liabilities as discussed in Note 8 are classified as Level 3.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	Fair Value Measurement as of December 31, 2021
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$50	$—	$—	$50
Total	$50	$—	$—	$50

Liabilities:
Warrant liability	$—	$—	$2	$2
Total	$—	$—	$2	$2

	Fair Value Measurement as of December 31, 2020
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$50	$—	$—	$50
Total	$50	$—	$—	$50

Liabilities:
Warrant liability	$—	$—	$17	$17
Total	$—	$—	$17	$17

There were no transfers between Level 1, Level 2 and Level 3 in either of the years ended December 31, 2021 and December 31, 2020.

5. Prepaid Expenses and Other Current Asset

Prepaid expenses and other current assets consist of the following:

	December 31,
	2021	2020

	(in thousands)
Deposits	$225	$—
Insurance	58	403
Sponsored research	—	97
Other current assets	12	24
Total prepaid expenses and other current assets	$295	$524

Deposits consist of cash payments for retainers for legal representation in support of the Company’s ongoing litigation as more fully described in Note 9.

6. Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following:

	December 31,
	2021	2020

	(in thousands)
Leasehold improvements	$584	$584
Furniture, machinery and equipment	1,553	1,553
Computer equipment and software	477	477
Total property, plant and equipment	2,614	2,614
Less: accumulated depreciation	(2,504)	(2,397)
Property, plant and equipment, net	$110	$217

Depreciation expense amounted to approximately $107,000 and $184,000 for the years ended December 31, 2021 and 2020, respectively.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	December 31,
	2021	2020

	(in thousands)
Legal costs	$577	$17
Advisory costs	151	75
Audit services	59	161
Payroll	11	39
Other	—	25
Total expenses	$798	$317

8. Warrant Liability

During 2016 and 2017, the Company closed a sale of shares of the Company’s common stock, the issuance of warrants to purchase shares of common stock, and the issuance of warrants to the placement agent for each transaction. Due to a cash put provision within the warrant agreement, which could be enacted in certain change in control events, a liability associated with those 1,044,396 warrants were initially recorded at fair value and subsequently re-measured each reporting period. The changes in the fair value between issuance and the end of each reporting period is recorded as a component of other income (expense), net in the consolidated statements of operations.

During 2017, the holders of 952,184 warrants agreed to a modification of the term which removed the cash put provision. The remaining 92,212 warrants continue to be re-measured at each reporting period as long as they are outstanding and un-modified. In February of 2022, the remaining 92,212 warrants expired unexercised.

The Company has re-measured the liability for the remaining outstanding warrants to their estimated fair value using the Black-Scholes option pricing model with the following weighted average assumptions:

	Assumptions for Estimating Fair Value
	on Reporting Dates of:
	December 31,		December 31,
	2021		2020
Risk-free interest rate	0.05%		0.12%
Expected volatility	174.54%		137.89%
Expected term (in years)	0.1	years	1.1	years
Expected dividend yield	—		—
Exercise Price	$8.00		$8.00
Market value of common stock	$2.30		$1.25

The following table presents a reconciliation of the Company’s warrant liabilities for the years ended December 31, 2021 and 2020:

Warrant Liability
(in thousands)
Balance as of December 31, 2019	$33
Change in fair value upon re-measurement	(16)
Balance as of December 31, 2020	17
Change in fair value upon re-measurement	(15)
Balance as of December 31, 2021	$2

9.  Commitments and Contingencies

On April 14, 2017, representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts, or the “Court”, against the Company and other defendants, including Harvard Bioscience, our former parent entity prior to the spin-off of the Company in 2013, as well as another third party. The complaint seeks payment for an unspecified amount of damages and alleges that the plaintiff sustained terminal injuries allegedly caused by products, including one synthetic trachea scaffold and two bioreactors, provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in Europe in 2012 and 2013. This lawsuit relates to the Company’s first-generation trachea scaffold technology for which the Company discontinued development in 2014, and not to the Company’s current Biostage Esophageal Implant.

On October 1, 2019, the Court entered an order granting plaintiffs’ motion to compel the defendants to produce discovery. Subsequently, the plaintiff filed a motion for sanctions against the Company on January 6, 2020 claiming failure to produce the required discovery. The Company’s counsel at the time, which had been selected for the case by its liability insurance carrier, never notified the Company of plaintiffs’ motion and never responded to plaintiff’s motion. As a result of the failure of the Company’s former counsel to respond, on January 29, 2020, the Court entered an order allowing plaintiffs’ sanctions against the Company and the other defendants, which established a sanction of admitted liability. In June 2021, the Company was informed of these 2019 and 2020 court actions by new defense counsel appointed by its liability insurance carrier. On June 9, 2021, the Company, together with the other defendants, filed a motion to vacate the Court’s order allowing plaintiff’s motion for sanctions, and following a hearing on such motion, on August 6, 2021 the Court issued a ruling in our favor, vacating the sanctions. This case is now proceeding on the merits, which the Company will continue to oppose vigorously.

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

The Company responded by filing claims against its insurance carrier for insurance coverage, and the Company also brought a motion seeking the Court to order Medmarc to continue paying for the Company’s reasonable defense costs in the underlying litigation while the coverage dispute is pending. During the fourth quarter of 2021, the Company incurred legal costs of approximately $1.4 million in support of these claims.

On January 25, 2022, the Court granted the Company’s motion for preliminary injunction and held that Medmarc breached its duty to defend the Company when it unilaterally stopped paying for the defense. Although the coverage dispute remains pending between the parties, the Court ordered Medmarc to pay for the cost of the defense until the coverage dispute is resolved, and the Company’s attorneys’ fees incurred in connection with the preliminary injunction motion. The Company submitted a request for immediate reimbursement of approximately $1.0 million of legal costs from Medmarc. On March 3, 2022, the Company received a cash payment of approximately $0.1 million from Medmarc and is actively pursuing all amounts owed the Company under the Court’s order.

Additionally, plaintiffs in the wrongful death action filed suit in the Superior Court of Suffolk County, Massachusetts against the Company, Harvard Bioscience, and their insurance carriers on November 18, 2021 alleging violations of Massachusetts’ General Laws 175 §112C, 93A, and 176D §3. That matter is at a preliminary stage and no schedule has been set in that case.

While there can be no assurance of prevailing in any of the matters described above, the Company intends to defend the claims against it vigorously, and to recover all available amounts under the Company’s insurance coverage. The Company has retained new defense counsel for the wrongful death lawsuit and a trial date has been set for October 2022. If the Company loses on the merits and a jury awards damages, the Company does not know the exact amount of compensatory and, potentially, punitive damages that could be awarded, but the amounts could be substantial. The Company cannot determine such amount in relation to trial. However, based on review of the circumstances surrounding the case, the Company has recorded an accrual for the contingency matter of approximately $3.3 million in general and administrative expenses during the year ended December 31, 2021.

The Company cannot provide any assurance that any further disposition of these matters would not result in a change in such estimate. The Company is also evaluating possible malpractice claims as one source of recovery but have not asserted such a claim and cannot provide assurance that such a claim would provide a recovery.

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the above matter, there are no such matters pending that the Company expects to be material in relation to its business, financial condition, and results of operations or cash flows.

10.  Leases

The Company leases laboratory and office space and certain equipment with remaining terms ranging from 1 year to 3 years.

The laboratory and office arrangement is under a sublease that was renewed in December of 2021 and currently extends through May 31, 2023. This lease automatically renews annually for a one-year period unless the Company or Harvard Bioscience provides a notice of termination within one hundred and eighty days prior to May 31 of each year.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets:

		December 31,
	Balance Sheet Classification	2021	2020

		(in thousands)
Assets:
Operating lease assets	Right-of-use asset, net	$169	$182
Liabilities:
Current portion of operating lease liabilities	Current portion of operating lease liabilities	110	107
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	59	75
Total operating lease liabilities		$169	$182

Cash paid for leases included in cash used in operating activities in the Company’s consolidated statement of cash flows during the years ended December 31, 2021, and 2020 amounted to approximately $121,000, respectively.

The weighted average remaining lease terms and weighted average discount rates as of December 31, 2021 and 2020 were as follows:

	Year ended December 31,
	2021	2020
Remaining lease term (in years)	1.60	1.92
Discount rate	9.14%	10.16%

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations:

		For the Year Ended December 31,
		2021	2020

		(in thousands)
Operating lease expense	Research and development	$77	$77
	General and administrative	44	44
	Total	$121	$121

The minimum lease payments for the next five years and thereafter are as follows:

As of
December 31, 2021
(in thousands)
2022	$121
2023	55
2024	7
2025	—
Total lease payments	183
Less: imputed interest	14
Present value of operating lease liabilities	$169

11.  Income Taxes

A reconciliation of taxes utilizing the expected federal tax rate of 21% and the effective tax rate is as follows:

	Years ended December 31,
	2021	2020
Computed “expected” income tax benefit	21.0%	21.0%
State income tax benefit, net of federal income tax benefit	6.3%	6.3%
Permanent items, primarily change in fair value of warrants and non-deductible share-based compensation	1.0%	2.6%
Tax credits	(2.1)%	(0.7)%
Stock-option cancellations	(0.2)%	(8.2)%
Change in valuation allowance	(26.0)%	(21.0)%
Total income taxes	—%	—%

The components of the Company’s deferred tax asset are as follows:

	Years ended December 31,
	2021	2020

	(in thousands)
Deferred tax assets:
Operating loss and credit carryforwards	$16,611	$15,217
Capitalized research and development	1,470	1,873
Stock-based compensation	1,284	1,078
Accrual for contingency matter	888	—
Lease liabilities	46	50
Excess book over tax depreciation	21	34
Total deferred tax assets	20,320	18,252
Less: valuation allowance	(20,274)	(18,200)
Deferred tax assets	46	52

Deferred tax liability:
Operating lease assets	(46)	(52)
Total deferred tax liability	(46)	(52)
	$—	$—

The Company has recorded a valuation allowance against its deferred tax assets for the years ended December 31, 2021 and 2020, because the Company’s management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $2.1 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively, primarily as a result of operating losses generated with no corresponding financial statement benefit.

As of December 31, 2021, the Company had federal net operating loss carryforwards, or NOLs, of approximately $52.8 million to offset future federal taxable income and state NOLs of approximately $52.2 million to offset future state taxable income. The federal and state NOLs generated for annual periods prior to January 1, 2018 begin to expire in 2033. The Company’s federal NOL generated for the years ended December 31, 2018 through December 31, 2021, which amount to $26.3 million, can be carried forward indefinitely, however, are limited to be utilized to offset 80% of taxable income in each successive year. As of December 31, 2021, the Company also has federal and state tax research and development credit carryforwards of approximately $1.5 million and $1.0 million, respectively, to offset future income taxes. The federal and state research and development tax credit carryforwards begin to expire in 2033 and 2029, respectively.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has recently completed several equity financings transactions which have either individually or cumulatively resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code or could result in a change in control in the future. The Company does not believe the impact of any limitation on the use of its net operating loss or credit carryforwards will have a material impact on the Company’s consolidated financial statements since the Company has a full valuation allowance against its net deferred tax assets due to the uncertainty regarding future taxable income for the foreseeable future.

For all years through December 31, 2021, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company's research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

If the Distribution fails to qualify for tax-free treatment, in general, Harvard Bioscience would be subject to tax as if it had sold the Company’s common stock in a taxable sale for its fair market value, and Harvard Bioscience stockholders who received shares of Biostage common stock in the Distribution would be subject to tax as if they had received a taxable Distribution equal to the fair market value of such shares.

Under the tax sharing agreement between Harvard Bioscience and the Company, the Company would generally be required to indemnify Harvard Bioscience against any tax resulting from the Distribution to the extent that such tax resulted from (i) an acquisition of all or a portion of the Company's stock or assets, whether by merger or otherwise, (ii) other actions or failures to act by the Company, or (iii) any of the Company's representations or undertakings being incorrect or violated. The Company's indemnification obligations to Harvard Bioscience and its subsidiaries, officers and directors are not limited by any maximum amount. If the Company is required to indemnify Harvard Bioscience or such other persons under the circumstances set forth in the tax sharing agreement, the Company may be subject to substantial liabilities.

All deferred tax assets prior to the Separation remained with Harvard Bioscience.

The Company has determined that any uncertain tax positions would have no material impact on the consolidated financial statements of the Company and there are no unrecognized tax benefits or related interest and penalties accrued for the period for the years ended December 31, 2021 and 2020.

The Company is subject to U.S. federal income tax and Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for all periods from inception through December 31, 2020; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES, Act was signed into law making several changes to the Internal Revenue Code. The changes include but are not limited to increasing the limitation on the amount of deductible interest expense, allowing companies to carryback certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The tax law changes in the CARES Act did not have a material impact on the Company's income tax provision.

12. Employee Benefit Plan

The Company sponsors a retirement plan for its U.S. employees, which includes an employee savings plan established under Section 401(k) of the U.S. Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers substantially all full-time employees who meet certain eligibility requirements. Contributions to the retirement plan are at the discretion of management. The Company’s matching contributions to the plan were approximately $39,000 and $62,000 for the years ended December 31, 2021 and 2020, respectively.

13. Preferred Stock

There are no shares of any class of preferred stock outstanding as of December 31, 2021 or December 31, 2020. Authorized shares for each preferred stock class is as follows:

Authorized
Undesignated Preferred Stock	984,000
Series B Convertible Preferred Stock	1,000,000
Series C Convertible Preferred Stock	4,000
Series D Convertible Preferred Stock	12,000

14.  Common Stock

The Company has 60,000,000 shares authorized as of December 31, 2021 and 44,405,107 shares of common stock available for issuance.

The following represent the Company’s common stock transactions during December 31, 2021 and 2020:

2021 Capital Transactions

On November 26, 2021, the Company issued a total of 72,464 shares of its common stock at a purchase price of $3.45 per share and warrants to purchase 36,232 shares of common stock to its Interim Chief Executive Officer at a purchase price of $3.45 per unit. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. The shares and warrants were sold for aggregate gross and net proceeds of approximately $0.3 million of which, $0.2 million and $0.1 million was allocated to the common stock and warrants, respectively.

During the year ended December 31, 2021, the Company issued a total of 1,300,000 shares of its common stock at a purchase price of $2.00 per share and warrants to purchase 650,000 shares of common stock to a group of existing investors at a purchase price of $2.00 per unit. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. The shares and warrants were sold for aggregate gross and net proceeds of approximately $2.6 million, of which $1.8 million and $0.8 million was allocated to the common stock and warrants, respectively.

The Company classified the warrants in each of the aforementioned issuances on its consolidated balance sheets as equity, and valued the respective warrants issued in conjunction with common stock placements using the Black-Scholes model based on the following weighted average assumptions:

Risk-free interest rate	0.82%
Expected volatility	121.22%
Expected term	5	years
Expected dividend yield	—%
Exercise price	$2.08
Market value of common stock	$2.58

2020 Capital Transactions

During the year ended December 31, 2020, the Company issued a total of 151,027 and 125,000 shares of its common stock at purchase prices of $3.70 and $4.00 per share, respectively, and warrants to purchase 151,027 shares of common stock at an exercise price of $3.70 per share to a group of investors for aggregate gross and net proceeds of approximately $1.1 million, of which, $1.0 million and $0.1 million was allocated to the common stock and warrants, respectively, utilizing the relative fair value. The Company classified these warrants on its consolidated balance sheets as equity, and valued the respective warrants utilizing the Black-Scholes model based on the following weighted average assumptions:

Risk-free interest rate	0.88%
Expected volatility	107.00%
Expected term	2	months
Expected dividend yield	—%
Exercise price	$3.70
Market value of common stock	$3.11

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

Warrant to purchase common stock activity for the year ended December 31, 2021 was as follows:

		Weighted-average
	Amount	exercise price
Outstanding at December 31, 2020	1,893,201	$6.44
Issued	686,232	2.08
Expired	(78,014)	35.20
Outstanding at December 31, 2021	2,501,419	$4.35

Employee Stock Purchase Plan

The Company maintains the 2013 Employee Stock Purchase Plan, or the ESPP Plan, whereas participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 7,500 shares of common stock are authorized for issuance of which 4,534 shares have been issued as of December 31, 2021. There are 2,966 shares available for issuance as of December 31, 2021 and December 31, 2020. There was no ESPP Plan activity in 2021 or 2020.

15. Share-based Compensation

Biostage Amended and Restated Equity Incentive Plan

The Company maintains the Amended and Restated Equity Incentive Plan, or the Plan, for the benefit of certain officers, employees, non-employee directors, and other key persons (including consultants and advisory board members). All options and awards granted under the Plan consist of the Company’s shares of common stock. The Company’s policy is to issue stock available from its registered but unissued stock pool through its transfer agent to satisfy stock option exercises and the vesting of restricted stock units. The vesting period for awards is generally four years and the contractual life is ten years. Canceled and forfeited options and awards are available to be reissued under the Plan.

In June 2020, the Company’s shareholders approved the Plan to, among other things, increase of the number of shares of the Company’s common stock available for issuance pursuant thereto by 3,000,000 shares, which increased the total shares authorized to be issued under the Plan to 5,098,000. There are 2,744,710 shares available for issuance as of December 31, 2021.

Stock option activity under the Plan for the year ended December 31, 2021 was as follows:

		Weighted-average	Weighted-average	Aggregate intrinsic
	Amount	exercise price	contractual life (years)	value (in thousands)
Outstanding at December 31, 2020	1,599,720	$6.33	5.77	$—
Granted	1,253,336	2.15
Canceled / forfeited	(520,453)	7.73
Outstanding at December 31, 2021	2,332,603	$3.93	8.30	$294
Options exercisable	1,074,760	$5.48	6.83	$129
Options vested and expected to vest	2,261,832	$3.83

The Company’s outstanding stock options include 510,742 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. Total unrecognized compensation expense for the remaining performance-based awards is approximately $1.3 million. No expense has been recognized for these awards as of December 31, 2021 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes.

Aggregate intrinsic value for outstanding options and exercisable options for the year ended December 31, 2021, was approximately $294,000 based on the Company’s closing stock price of $2.30 per share as of December 31, 2021. As of December 31, 2021, unrecognized compensation cost related to unvested non-performance-based awards amounted to $1.1 million, which will be recognized over a weighted-average period of 1.83 years.

The weighted average assumptions for valuing the Company’s stock options granted were as follows:

	Year Ended December 31,
	2021		2020
Risk-free interest rate	1.21%		0.68%
Expected volatility	120.86%		111.47%
Expected term (in years)	5.6	years	4.4	years
Expected dividend yield	—%		—%

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

The weighted average estimated fair value of stock options granted using the Black-Scholes model was $1.84 per share for each of the years ended December 31, 2021 and 2020.

The Company also estimated the fair value of non-employee share options using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee and director options in each of the reporting periods, other than the expected life, which is assumed to be the remaining contractual life of the options.

Share-based compensation expense related to the Plan for the years ended December 31, 2021 and 2020 was allocated as follows:

	Years Ended December 31,
	2021	2020

	(in thousands)
Research and development	$495	$311
Selling, general and administrative	485	833
Total stock-based compensation	$980	$1,144

In February 2020, as part of the termination agreement with the Company’s former chief executive officer, the Company modified certain options to purchase 236,970 shares of common stock, issued an 80,000 fully vested stock option grant, and accelerated the vesting of 3,300 restricted stock units resulting in $153,000, $70,000, and $4,000, respectively, of share-based compensation for the year ended December 31, 2020.

16.  Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Years Ended December 31,
	2021	2020

	(in thousands, except shares and per share data)
Net loss	$(7,978)	$(4,865)
Weighted-average shares outstanding	10,062,432	8,793,545
Net loss per share – basic and diluted	$(0.79)	$(0.55)

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

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2021 and 2020 because including them would have had an anti-dilutive effect:

	Years Ended December 31,
	2021	2020
Warrants to purchase common stock	2,501,419	1,893,201
Options to purchase common stock	2,332,603	1,599,720
Total	4,834,022	3,492,921

17.  Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Annual Report on Form 10-K with the Securities Exchange Commission.

In February and March of 2022, the Company received cash deposits in escrow of approximately $3.1 million from a group of prospective investors pertaining to a potential private placement transaction. These funds remain the respective investor’s property and are being held in escrow by the Company in a separate account until the execution of a common stock purchase agreement.

During the period of January 1, 2022 through the date of this filing, the Company has incurred additional legal costs of approximately $0.6 million in support of its ongoing litigation as more fully described in Note 9.

Item 16.     Form 10-K Summary.

None.

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

3.6

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated April 26, 2017 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on April 27, 2017, and incorporated by reference thereto).

3.7

Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of Biostage, Inc. classifying and designating the Series C Convertible Preferred Stock (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 17, 2017, and incorporated by reference thereto).

3.8

Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 17, 2017, and incorporated by reference thereto).

3.9

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated December 22, 2017 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on December 22, 2017, and incorporated by reference thereto).

3.10

Certificate of Designations, Preferences, Rights and Limitations of Series D Convertible Preferred Stock of Biostage, Inc. classifying and designating the Series D Convertible Preferred Stock (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 3, 2018, and incorporated by reference thereto).

3.11

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated May 24, 2019 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on May 28, 2019, and incorporated by reference thereto).

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

4.2	Specimen Series B Convertible Preferred Stock Certificate (previously filed as an exhibit to the Company’s Annual Report on Form 10-K, filed on March 27, 2015, and incorporated by reference thereto).
4.3	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 3, 2018, and incorporated by reference thereto).
4.4	Form of Amendment to Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on December 18, 2019, and incorporated by reference thereto).
4.5	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 2, 2020, and incorporated by reference thereto).
4.6	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8 K, filed on June 22, 2021, and incorporated by reference thereto).
4.7	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8 K, filed on September 8, 2021, and incorporated by reference thereto).
4.8	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8 K, filed on November 30, 2021, and incorporated by reference thereto).

4.9	Description of Securities (previously filed as an exhibit to the Company’s Annual Report on Form 10 K, filed on March 27, 2020, and incorporated by reference thereto).
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

10.18#

Offer Letter, dated June 4, 2018, between Biostage, Inc. and William Fodor, PhD (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 10, 2018, and incorporated by reference thereto).

10.19#

Separation and Release Agreement, dated June 14, 2019, between Biostage, Inc. and Thomas McNaughton (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 17, 2019, and incorporated by reference thereto).

10.20#

Separation and Release Agreement, dated January 31, 2020, between Biostage, Inc. and James McGorry (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on February 7, 2020, and incorporated by reference thereto).

10.21#

Employment Agreement, dated November 26, 2021, between Biostage, Inc. and David Green (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 30, 2021 and incorporated by reference thereto).

21.1*	Subsidiaries of Biostage, Inc.
23.1*	Consent of Wei, Wei & Co. LLP.
23.2*	Consent of RSM US LLP.
31.1*	Certification of Interim Chief Executive Officer of Biostage., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Interim Vice President of Finance of Biostage, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Interim Chief Executive Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Interim Vice President of Finance of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith.
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

Arch
Biostage, Inc.
Date: March 31, 2022
	By:	/s/ David Green
David Green
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David Green David Green	Interim Chief Executive Officer, Director, and Chairman (principal executive officer)	March 31, 2022

/s/ Peter A. Pellegrino Jr. Peter A. Pellegrino Jr.	Interim Vice President of Finance (principal financial officer and principal accounting officer)	March 31, 2022

/s/ Jason Jing Chen Jason Jing Chen	Vice Chairman	March 31, 2022

/s/ Jerry He Jerry He	Director	March 31, 2022

/s/ Ting Li Ting Li	Director	March 31, 2022

/s/ Herman Sanchez Herman Sanchez	Director	March 31, 2022

/s/ James Shmerling James Shmerling	Director	March 31, 2022