Form 10-Q
period 2022-03-31
Biostage, Inc.
filed 2022-05-16
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 11,605,507 shares of common stock, par value $0.01 per share, outstanding.

Biostage Inc.

Form 10-Q

For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

BIOSTAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash	$723	$1,242
Restricted cash	3,105	50
Prepaid expenses and other current assets	102	295
Total current assets	3,930	1,587
Property, plant and equipment, net	96	110
Right-of-use assets, net	142	169
Total assets	$4,168	$1,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,273	$676
Accrued and other current liabilities	1,419	800
Accrual for contingency matter	3,250	3,250
Advance from private placement	3,055	—
Current portion of operating lease liability	112	110
Total current liabilities	9,109	4,836
Operating lease liability, net of current portion	30	59
Total liabilities	9,139	4,895

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred stock, $0.01 par value; 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.01 per share, 60,000,000 shares authorized; 10,760,871 and 9,388,407 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	108	108
Additional paid-in capital	74,036	73,801
Accumulated deficit	(79,115)	(76,938)
Total stockholders’ deficit	(4,971)	(3,029)
Total liabilities and stockholders’ deficit	$4,168	$1,866

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues	$—	$—

Operating expenses:
Research and development	303	473
General and administrative	1,902	522
Total operating expenses	2,205	995

Operating loss	(2,205)	(995)

Other income (expense), net:
Sublease income	29	—
Grant income	—	118
Other income (expense), net	(1)	3
Total other income, net	28	121

Net loss	$(2,177)	$(874)

Basic and diluted net loss per share	$(0.20)	$(0.09)
Weighted average common shares, basic and diluted	10,761,861	9,388,407

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)

	Three Months Ended March 31, 2022
	Number of
	Common		Additional		Total
	Shares	Common	Paid-in	Accumulated	Stockholders’
	Outstanding	Stock	Capital	Deficit	Deficit
Balance at December 31, 2021	10,760,871	$108	$73,801	$(76,938)	$(3,029)
Net loss	—	—	—	(2,177)	(2,177)
Share-based compensation expense	—	—	235	—	235
Balance at March 31, 2022	10,760,871	$108	$74,036	$(79,115)	$(4,971)

	Three Months Ended March 31, 2021
	Number of
	Common		Additional		Total
	Shares	Common	Paid-in	Accumulated	Stockholders’
	Outstanding	Stock	Capital	Deficit	Equity
Balance at December 31, 2020	9,388,407	$94	$69,991	$(68,960)	$1,125
Net loss	—	—	—	(874)	(874)
Share-based compensation expense	—	—	130	—	130
Balance at March 31, 2021	9,388,407	$94	$70,121	$(69,834)	$381

See accompanying notes to unaudited consolidated financial statements

BIOSTAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(2,177)	$(874)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	235	130
Depreciation	14	43
Change in fair value of warrant liability	(2)	(3)
Changes in operating assets and liabilities:
Grant receivable	—	55
Prepaid expenses and other current assets	193	136
Accounts payable	597	50
Accrued and other current liabilities	621	(97)
Net cash used in operating activities	(519)	(560)

FINANCING ACTIVITIES
Advance from private placement	3,055	—
Net cash provided by financing activities	3,055	—
Net increase (decrease) in cash and restricted cash	2,536	(560)
Cash and restricted cash at the beginning of the year	1,292	1,076
Cash and restricted cash at the end of the year	$3,828	$516

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC. AND SUBSIDIARIES

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

Going Concern

The Company has incurred substantial operating losses since its inception, and as of March 31, 2022 had an accumulated deficit of approximately $79.1 million and will require additional financing to fund future operations. The Company expects that its operating cash on-hand as of March 31, 2022 of approximately $0.7 million, along with cash proceeds of approximately $5.1 million received through May 16, 2022 from a private placement from new and existing investors, will enable it to fund its operating expenses and capital expenditure requirements through the first quarter of 2023. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds to fund its operations. In the event the Company is unable to raise additional capital from outside sources in first quarter of 2023, it may be forced to curtail or cease its operations.

Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing development, pre-clinical and clinical testing of product candidates, as well as regulatory efforts and collaborative arrangements necessary for the Company’s product candidates that are currently under development. The Company is currently seeking and will continue to seek financing from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. The Company may also pursue debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. The Company may not be able to obtain additional financing on favorable terms, if at all.

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

2.  Summary of Significant Accounting Policies and Recently Issued Accounting Pronouncements

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited consolidated financial statements are those set forth in Note 2 to the consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of Biostage, and three wholly-owned subsidiaries, Harvard Apparatus Regenerative Technology Limited (Hong Kong), Harvard Apparatus Regenerative Technology GmbH (Germany) and Biostage Limited (UK). The functional currency for Biostage and these subsidiaries is the U.S dollar. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements reflect the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States, or U.S. GAAP.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of March 31, 2022, consolidated interim statements of operations, stockholders’ equity and cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2022, its consolidated results of operations, stockholders’ equity and consolidated cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are unaudited. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period.

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

For the three months ended March 31, 2021, the Company recognized approximately $118,000 of grant income from the SBIR grant. The SBIR grant expired effective September 30, 2021.

Restricted Cash

A reconciliation of the cash and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the consolidated statements of cash flows is as follows:

	March 31,	December 31,
	2022	2021

	(In thousands)
Cash	$723	$1,242
Restricted cash	3,105	50
Total cash and restricted cash as shown in the consolidated statements of cash flows	$3,828	$1,292

Restricted cash consists of cash advances received in February and March of 2022 of approximately $3.1 million from a group of new and existing investors pertaining to a private placement transaction which closed in May 2022. These funds remain the respective investor’s property and are being held in escrow by the Company in a separate account until the execution of a common stock purchase agreement which occurred on May 12, 2022.

In addition, approximately $50,000 is held as collateral for the Company’s credit card program as of March 31, 2022 and December 31, 2021. The Company’s consolidated statements of cash flows include restricted cash with cash when reconciling the beginning-of-period and end-of-period total amounts shown on such statements.

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

The Company had no assets or liabilities classified as Level 2 as of March 31, 2022 and December 31, 2021. The Company’s restricted cash consists of a $50,000 cash deposit that serves as collateral for the Company’s credit card program are held in demand money market accounts and are measured at fair value based on quoted prices, which are Level 1 inputs. The Company classifies warrants to purchase common stock that are accounted for as liabilities as Level 3 liabilities, as discussed below.

The following fair value hierarchy tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement as of March 31, 2022
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$50	$—	$—	$50
Total	$50	$—	$—	$50

Liabilities:
Warrant liability	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Fair Value Measurement as of December 31, 2021
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$50	$—	$—	$50
Total	$50	$—	$—	$50

Liabilities:
Warrant liability	$—	$—	$2	$2
Total	$—	$—	$2	$2

During 2016 and 2017, the Company closed a sale of shares of the Company’s common stock, the issuance of warrants to purchase shares of common stock, and the issuance of warrants to the placement agent for each transaction. Due to a cash put provision within the warrant agreement, which could be enacted in certain change in control events, a liability associated with those 1,044,396 warrants were initially recorded at fair value and subsequently re-measured each reporting period. The changes in the fair value between issuance and the end of each reporting period is recorded as a component of other income (expense), net, in the consolidated statements of operations.

During 2017, the holders of 952,184 warrants agreed to a modification of the term which removed the cash put provision. The remaining 92,212 warrants were re-measured at each reporting period as long as they are outstanding and un-modified. In February of 2022, the remaining 92,212 warrants expired unexercised resulting in a $2,000 gain on extinguishment recorded in other income (expense), net, for the three months ended March 31, 2022.

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended March 31, 2022:

Warrant liability
(In thousands)
Balance at December 31, 2021	$2
Change in fair value upon extinguishment	(2)
Balance at March 31, 2022	$—

Warrants to purchase common stock activity for the three months ended March 31, 2022 was as follows:

		Weighted-average
	Amount	exercise price
Outstanding at December 31, 2021	2,501,419	$4.35
Issued	—	—
Exercised	(917,633)	8.11

Outstanding at March 31, 2022	1,583,786	$2.16

The Company had re-measured the warrant liability to estimated fair value at inception, prior to modification and at December 31, 2021 using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2021
Risk-free interest rate	0.05%
Expected volatility	174.54%
Expected term (in years)	0.1	years
Expected dividend yield	—
Exercise price	$8.00
Market value of common stock	$2.30

4.  Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	March 31,	December 31,
	2022	2021

	(in thousands)
Due to Harvard Bioscience	$628	$—
Legal costs	486	577
Advisory costs	188	151
Audit services	96	59
Payroll	21	11
Warrant liability	—	2
Total accrued and other current liabilities	$1,419	$800

5.  Share-Based Compensation

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

In June 2020, the Company’s shareholders approved the Plan, to among other things, increase of the number of shares of the Company’s common stock available for issuance pursuant to the 2013 Equity Incentive Plan by 3,000,000 shares, which increased the total shares authorized to be issued under the Plan to 5,098,000. There were 2,674,710 shares available for issuance as of March 31, 2022.

The Company has granted options to purchase common stock under the Plan. Stock option activity during the three months ended March 31, 2022 was as follows:

		Weighted-average	Weighted-average	Aggregate intrinsic
	Amount	exercise price	contractual life (years)	value (in thousands)
Outstanding at December 31, 2021	2,332,603	$3.93	8.30	$129
Granted	70,000	4.68
Canceled / forfeited	—	—
Outstanding at March 31, 2022	2,402,603	$3.82	8.11	$5,658
Options exercisable	1,189,782	$5.13	7.24	$2,783
Options vested and expected to vest	2,305,838	$3.87

The Company’s outstanding stock options include 510,742 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. Total unrecognized compensation expense for the remaining performance-based awards is approximately $1.3 million. No expense has been recognized for these awards as of March 31, 2022 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes.

Aggregate intrinsic value for outstanding options and exercisable options for the quarter ended March 31, 2022, was approximately $5.7 million based on the Company’s closing stock price of $4.90 per share as of March 31, 2022. As of March 31, 2022, unrecognized compensation cost related to unvested non-performance-based awards amounted to $1.2 million, which will be recognized over a weighted-average period of 1.36 years.

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing options granted during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022		2021
Risk-free interest rate	1.77%		0.47%
Expected volatility	122.06%		123.20%
Expected term (in years)	6.0	years	5.3	years
Expected dividend yield	—%		—%

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations:

	March 31,
	2022	2021

	(In thousands)
Research and development	$60	$80
General and administrative	175	50
Total stock-based compensation	$235	$130

6.  Commitments and Contingencies

On April 14, 2017, representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts, against the Company and other defendants, including Harvard Bioscience, Inc., or HBIO, the former parent of the Company that spun off the Company in 2013, as well as another third party. The complaint seeks payment for an unspecified amount of damages and alleges that the plaintiff sustained terminal injuries allegedly caused by products provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in Europe in 2012 and 2013. This lawsuit relates to the Company’s first-generation trachea scaffold technology for which the Company discontinued development in 2014, and not to the Company’s current Biostage Esophageal Implant.

On April 27, 2022, the Company and HBIO executed a settlement with the plaintiffs (the “Settlement”), which resolves all claims relating to the litigation. The Settlement will result in the dismissal with prejudice of the wrongful death claim, and neither the

Company nor HBIO admit any fault or liability in connection with the claim. The Settlement also resolves any and all claims by and between the parties and the Company’s product liability insurance carriers, which will result in the dismissal with prejudice of all claims asserted by or against those carriers, the Company and HBIO. However, based on review of the circumstances surrounding the Settlement, the Company recorded an accrual for this matter of approximately $3.3 million in general and administrative expenses during the year ended December 31, 2021.

In relation to the litigation, the Company estimates that it will incur approximately $6.0 million of costs, of which, approximately $5.5 million remain unpaid. This amount includes the cost of both the accrual for contingency matter of $3.3 million and approximately $2.7 million of legal and related costs incurred by the Company which consist of attorneys’ fees and advisor and specialist costs as part of its defense in this matter.

For the three months ended March 31, 2022, the Company incurred legal and related costs of approximately $1.3 million recorded in general and administrative expenses. On March 3, 2022, the Company received a cash payment of approximately $0.1 million from Medmarc, the Company’s insurance carrier. This amount represented a reimbursement of previously incurred legal costs and was recorded as a reduction to general and administrative expenses during the three months ended March 31, 2022.

The Company has incurred an additional $0.2 million of legal and related costs subsequent to March 31, 2022.

With respect to such $6.0 million of costs described above, the Company is required to either pay such costs directly or indemnify HBIO as to such amounts it incurs. Of such amounts, Company anticipates that HBIO will pay an aggregate amount of $4.0 million by the end of the second quarter of 2022. With respect to these indemnification obligations of the Company to HBIO pertaining to these costs, the Company and HBIO have entered into a Preferred Issuance Agreement dated as of April 27, 2022, or the PIA. In connection with the PIA, the Company and HBIO have agreed that once HBIO has paid at least $4.0 million in such costs, to satisfy the Company’s indemnification obligations with respect thereto, in lieu of paying cash, the Company will issue senior convertible preferred stock to HBIO that will contain terms as described in the PIA. In addition, as described above, the Company will continue to pay, or otherwise indemnify HBIO as to its payment thereof, the remaining legal expenses incurred in connection with the litigation, Settlement and related matters. Assuming the issuance of such preferred stock, the Company currently estimates that the remaining aggregate amount of such costs it will be obligated to pay will be approximately $1.5 million.

The issuance of such preferred stock, and the terms thereof, are subject to the negotiation and execution of definitive documents relating thereto, but in accordance with the PIA, such preferred stock will automatically convert into shares of common stock of the Company upon the earlier to occur of the Company’s offering that includes common stock (whether private placement or public offering) that coincides with its uplisting onto NASDAQ, its public offering that includes common stock following the issuance of the preferred stock, or its initial private placement that includes common stock following the issuance of the preferred stock in the event the gross proceeds of such private placement are $4.0 million or more. In addition, in accordance with the PIA, such preferred stock will also be subject to optional conversion by HBIO at any time and prior to any such automatic or optional conversion, will have dividends paid quarterly in additional shares of preferred stock at a rate of 8% per annum. The preferred stock will also have customary liquidation preferences, and certain limited consent and piggyback registration rights.

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the above matter, there are no such matters pending that the Company expects to be material in relation to its business, financial condition, results of operations, or cash flows.

7.  Leases

The Company leases laboratory and office space and certain equipment with remaining terms ranging approximately from 1.1 to 2.6 years.

The laboratory and office space arrangement is under a sublease that was renewed in December of 2021 and currently extends through May 31, 2023. This lease automatically renews annually for a one-year period unless the Company or the counterparty provides a notice of termination within one hundred and eighty days prior to May 31st of each year.

On January 5, 2022, the Company executed a four-month sublease agreement for certain laboratory space at its Holliston, Massachusetts facility. For the three months ended March 31, 2022, the Company recorded sublease income of approximately $29,000 relating to this agreement.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets:

		March 31,	December 31,
	Balance Sheet Classification	2022	2021

Assets:
Operating lease assets	Right-of-use asset, net	$142	$169
Liabilities:
Current portion of operating lease liabilities	Current portion of operating lease liabilities	112	110
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	30	59
Total operating lease liabilities		$142	$169

The Company recorded operating lease expense in the following categories in its consolidated statements of operations:

	Three months ended March 31,
	2022	2021

	(In thousands)
Research and development	$19	$19
General and administrative	11	11
Total	$30	$30

Cash paid included in the computation of the operating lease assets and lease liabilities during the three months ended March 31, 2022 and 2021 amounted to approximately $30,000, respectively.

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

	As of March 31,
	2022	2021
Remaining lease term (in years)	1.37	1.72
Discount rate	9.18%	10.24%

The minimum lease payments for the next five years are expected to be as follows:

As of
March 31, 2022
(in thousands)
2022	$91
2023	54
2024	7
2025	—
Total lease payments	152
Less: imputed interest	10
Present value of operating lease liabilities	$142

8.  Net Loss Per Share

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2022 and 2021 because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2022	2021
Warrants to purchase common stock	1,583,786	1,893,201
Options to purchase common stock	2,402,603	1,616,134
Total	3,986,389	3,509,335

9.  Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2022 and 2021, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2021 and 2020, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

10.  Subsequent Events

Private Placement

On May 12, 2022, the Company entered into Securities Purchase Agreements (each a “Purchase Agreement”) with new and existing investors (the “Investors”) pursuant to which the Investors agreed to purchase in a private placement an aggregate of 854,771 shares of common stock and warrants to purchase 427,390 shares of common stock, subject to adjustment as provided in the warrant agreement (the “Warrants”), for the aggregate purchase price of approximately $5.1 million with a purchase price per unit of $5.92 (the “Private Placement”). Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock, subject to adjustment, as provided in the Warrants. The Company has received an aggregate of $5.1 million gross proceeds from the Private Placement through May 16, 2022.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations and our plans, objectives, expectations and intentions that are not historical facts and the potential impact of COVID-19 on our business and operations. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include our ability to access debt and equity markets and raise additional funds when needed; the success of our collaborations, clinical trials and pre-clinical development efforts and programs, which success may not be achieved on a timely basis or at all; our ability to obtain and maintain regulatory approval for our implant products, bioreactors, scaffolds and other devices we pursue, including for the esophagus or airway, which approvals may not be obtained on a timely basis or at all; the number of patients who can be treated with our products; the amount and timing of costs associated with our development of implant products, bioreactors, scaffolds and other devices; our failure to comply with regulations and any changes in regulations; unpredictable difficulties or delays in the development of new technology; our collaborators or other third parties we contract with, including with respect to conducting any clinical trial or pre-clinical development efforts, not devoting sufficient time and resources to successfully carry out their duties or meet expected deadlines; our ability to attract and retain qualified personnel and key employees and retain senior management; potential liability exposure with respect to our products; the availability and price of acceptable raw materials and components from third-party suppliers; difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives; increased competition in the field of regenerative medicine and bioengineering, and the financial resources of our competitors; our ability to obtain and maintain intellectual property protection for our device and product candidates; our inability to implement our growth strategy; the control our principal stockholders can exert based on holding a majority of voting power; plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

Since our incorporation, we have devoted substantially all of our resources to developing our programs, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the sales of common stock and preferred stock. In December 2017, we sold the inventory and rights to manufacture and sell research-only versions of our bioreactors to Harvard Bioscience. We did not recognize any revenues during the quarters ended March 31, 2022 and 2021.

Our product candidates are currently in development and have not yet received regulatory approval for sale anywhere in the world.

Financial Condition and Need for Additional Funds

We expect to continue to incur operating losses and negative cash flows from operations for 2022 and in future years.

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of March 31, 2022 had an accumulated deficit of approximately $79.1 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of March 31, 2022 of approximately $0.7 million, along with cash proceeds of approximately $5.1 million received through May 16, 2022 from a private placement from new and existing investors, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We expect to continue to incur operating losses and negative cash flows from operations for 2022 and in future years. Therefore, as disclosed in Note 1 to our Consolidated Financial Statements, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional funds to fund our operations. In the event we do not raise additional capital from outside sources in the first quarter of 2023, we may be forced to curtail or cease our operations.

Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing development, pre-clinical and clinical testing of product candidates, as well as regulatory efforts and collaborative arrangements necessary for our product candidates that are currently under development. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on favorable terms, if at all.

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

Small Business Innovation Research Grant

On March 28, 2018, we were awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development (NICHD) to support testing of pediatric BEI’s. For the three months ended March 31, 2021, the Company recognized approximately $118,000 of grant income from the SBIR grant. The SBIR grant expired effective September 30, 2021.

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

Sublease income. On January 5, 2022, the Company executed a four-month sublease agreement for certain laboratory space at its Holliston, Massachusetts facility. For the three months ended March 31, 2022, we recognized approximately $29,000 in sublease income.

Grant income. Grant income reflects income earned under the SBIR grant. Grant income is recognized based on timing of when qualified research and development costs are incurred.

Other income (expense), net. Other income (expense), net, consists primarily of the changes in fair value of our warrant liability from the change in the fair value of common stock warrants classified as liability awards during the three months ended March 31, 2021. We previously used the Black-Scholes pricing model to value the related warrant liability. In February of 2022, the underlying common stock warrants expired unexercised.

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

Share-based Compensation

We account for our share-based compensation in accordance with the fair value recognition provisions of current authoritative guidance. Share-based awards, including stock options, are measured at fair value as of the grant date and recognized as expense over the requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis. Expense on share-based awards for which vesting is performance or milestone based is recognized on a straight-line basis from the date when we determine the achievement of the milestone is probable to the vesting/milestone achievement date. Since share-based compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. We estimate forfeitures at the time of grant and revise our estimate, if necessary, in subsequent periods. We estimate the fair value of options granted using the Black-Scholes option valuation model. Significant judgment is required in determining the proper assumptions used in this model. The assumptions used include the risk-free interest rate, expected term, expected volatility and expected dividend yield.

We base our assumptions on historical data when available or, when not available, on a peer group of companies. However, these assumptions consist of estimates of future market conditions, which are inherently uncertain and subject to our judgment, and therefore any changes in assumptions could significantly impact the future grant date fair value of share-based awards.

Warrant Liability

Most of the warrants to purchase shares of our common stock have been classified on our condensed consolidated balance sheets as equity. We classify warrants as a liability in our condensed consolidated balance sheets if the warrant is a free-standing financial instrument that may require us to transfer cash consideration upon exercise and that cash transfer event would be out of our control. Such a “liability warrant” is initially recorded at fair value on the date of grant using the Black-Scholes model, net of issuance costs, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrants is recognized as a component of other income (expense) in the condensed consolidated statements of operations. The warrants classified as a liability expired unexercised during the three months ended March 31, 2022 and the remaining liability on the expiration date of approximately $2,000 was recognized as other income.

Results of Operations

The following table summarizes the results of our operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended March 31,		Change 2021 vs. 2020
	2022	2021	Change	%
Operating expenses
Research and development	$303	$473	$(170)	(36)%
General and administrative	1,902	522	1,380	264%
Total operating expenses	2,205	995	1,210	122%

Other income (expense)
Sublease income	29	—	29	nm
Grant income	—	118	(118)	nm
Other income (expense), net	(1)	3	(4)	(1,333)%
Total other income (expense), net	28	121	(93)	(77)%
Net loss	$(2,177)	$(874)	$(1,303)	149%

nm = not meaningful

Comparison of the three months ended March 31, 2022 compared to the three months ended March 31, 2021

Research and Development Expense

Research and development expense decreased approximately $0.2 million, or 36%, to approximately $0.3 million for the three months ended March 31, 2022 as compared to approximately $0.5 million for the three months ended March 31, 2021. This decrease was due primarily to lower employee and share-based compensation expenses of approximately $0.1 million and lower outsourced study costs and lab operating supplies expenses of approximately $0.1 million.

General and Administrative Expense

General and administrative expense increased approximately $1.4 million, or 264%, to approximately $1.9 million for the three months ended March 31, 2022 as compared to approximately $0.5 million for the three months ended March 31, 2021.  This increase was due primarily to an increase in legal and related costs of approximately $1.2 million relating to the contingency matter for our ongoing litigation for a wrongful death complaint and related matters more fully described in Note 6 to our consolidated financial statements, an increase of approximately $0.1 million for higher stock-based compensation expenses and an increase of approximately $0.1 million for outside consulting fees for supporting our ongoing public company requirements.

Sublease income

On January 5, 2022, we executed a four-month sublease agreement for certain laboratory space at our Holliston, Massachusetts facility. For the three months ended March 31, 2022, we recorded sublease income of approximately $29,000 relating to this agreement.

Grant income

For the three months ended March 31, 2021, we recorded grant income of approximately $0.1 million for qualified expenditures under our SBIR grant which expired effective September 30, 2021.

Other income (expense), net

During the three months ended March 31, 2022, we recorded a gain on expiration of the common share warrants of approximately $2,000 in other income (expense), net, as they expired unexercised in February 2022. During the three months ended March 31, 2021, the change in fair value of our warrant liability resulted in other income of approximately $4,000 due primarily to a decrease in the stock price and volatility of the underlying common shares.

Liquidity and Capital Resources

Sources of liquidity. We have incurred operating losses since inception, and as of March 31, 2022, we had a deficit of approximately $79.1 million. We are currently investing significant resources in the development and commercialization of our product candidates for use by clinicians and researchers in the fields of regenerative medicine and bioengineering. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future.

The following table sets forth the primary uses of cash for the six months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(519)	$(560)
Net cash used by investing activities	$—	$—
Net cash provided by financing activities	$3,055	$—

Comparison of three months ended March 31, 2022 and 2021

Operating activities. Net cash used in operating activities of approximately $0.5 million for the three months ended March 31, 2022 was due primarily to our net loss of approximately $2.2 million and adjustments for non-cash items of approximately $0.3 million due to non-cash expenses including share-based compensation, depreciation and the change in fair value of our warrant liability. These cash outflows were offset, in part, by an approximately $1.4 million increase in cash from changes in working capital due to the timing of payments for prepaid expenses and increases in accounts payable and accrued expenses.

Net cash used in operating activities of $0.6 million for the three months ended March 31, 2021 was due primarily to our net loss of $0.9 million, partially offset by a $0.2 million add-back for non-cash expenses including share-based compensation, depreciation, and change in the fair value of the warrant liability and $0.1 million of cash provided by working capital due to the timing of prepaid expenses and accounts payable.

Investing activities. There were no investing activities for the three months ended March 31, 2022 and 2021, respectively.

Financing activities. In February and March of 2022, we received cash of approximately $3.1 million from a group of new and existing investors pertaining to a private placement transaction which closed in May 2022. These funds remain the respective investor’s property and were being held in escrow by us in a separate account until the execution of the common stock purchase agreements which occurred on May 12, 2022.

There were no financing activities for the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of March 31, 2022.

Other Information

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company and is not required to provide this information pursuant to Item 305(e), Regulation S-K.

Item 4.	Controls and Procedures.

This Report includes the certifications of our principal executive officer and our principal financial and accounting officer required by Rule 13a-14 of the Exchange Act. See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Interim Chief Executive Officer, Director, and Chairman, who is our principal executive officer, and our Interim Vice President of Finance, who is our principal financial and accounting officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon the evaluation described above, our principal executive officer and our principal financial and accounting officer have concluded that they believe our disclosure controls and procedures were effective as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial and accounting officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended March 31, 2022. During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the ongoing civil lawsuit described in Item 3 of Part I of our Annual Report on Form 10-K filed with the SEC on March 31, 2021 and in our Form 8-K filed with the SEC on April 27, 2022, there are no such matters pending that we expect to be material in relation to our business, financial condition, and results of operations or cash flows.

As previously disclosed, including in the Form 8-K filing referenced above, on April 14, 2017, representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts, against us and other defendants, including Harvard Bioscience, Inc., or HBIO, the former parent of the Company that spun off the Company in 2013, as well as another third party. The complaint sought payment for an unspecified amount of damages and alleged that the plaintiff sustained terminal injuries allegedly caused by products provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in Europe in 2012 and 2013. This lawsuit relates to our first-generation trachea scaffold technology for which we discontinued development in 2014, and not to our current Biostage Esophageal Implant.

On April 27, 2022, the Company and HBIO executed a settlement with the plaintiffs (the “Settlement”), which resolves all claims relating to the litigation. The Settlement will result in the dismissal with prejudice of the wrongful death claim, and neither we nor HBIO admit any fault or liability in connection with the claim. The Settlement also resolves any and all claims by and between the parties and our products liability insurance carriers, which will result in the dismissal with prejudice of all claims asserted by or against those carriers, the Company and HBIO. However, based on review of the circumstances surrounding the Settlement, we recorded an accrual for the contingency matter of approximately $3.3 million in general and administrative expenses during the year ended December 31, 2021.

In relation to the litigation, we estimate that we will incur an aggregate of approximately $6.0 million of costs, of which, approximately $5.5 million remains unpaid. This amount includes the cost of both the accrual for this matter of $3.3 million and approximately $2.7 million of legal and related costs incurred by us which consist of attorney’s fees and advisor and specialist costs as part of our defense in this matter.

For the three months ended March, 31, 2022, we incurred legal and related costs of approximately $1.3 million recorded in general and administrative expenses. On March 3, 2022, we received a cash payment of approximately $0.1 million from Medmarc, our insurance carrier. This amount represented a reimbursement of previously incurred legal costs and was recorded as a reduction to general and administrative expenses during the three months ended March 31, 2022.

We have incurred an additional $0.2 million of legal and related costs subsequent to March 31, 2022.

With respect to such $6.0 million of estimated costs described above, we are required to either pay such costs directly or indemnify HBIO as to such amounts it incurs. Of such amounts, we anticipate that HBIO will pay an aggregate amount of $4.0 million by the end of the second quarter of 2022. With respect to this indemnification obligation of the Company to HBIO pertaining to such costs, we and HBIO have entered into a Preferred Issuance Agreement dated as of April 27, 2022, or the “PIA”. In connection with the PIA, we and HBIO have agreed that once HBIO has paid at least $4.0 million in such costs, to satisfy our indemnification obligations with respect thereto, in lieu of paying cash, we will issue senior convertible preferred stock to HBIO that will contain terms as described in the PIA. In addition, as described above, we will continue to pay, or otherwise indemnify HBIO as to its payment thereof, the remaining legal expenses incurred in connection with the litigation, Settlement and related matters. Assuming the issuance of such preferred stock, we currently estimate that the remaining aggregate amount of such costs we will be obligated to pay will be approximately $1.5 million.

The issuance of such preferred stock, and the terms thereof, are subject to the negotiation and execution of definitive documents relating thereto, but in accordance with the PIA, such preferred stock will automatically convert into shares of our common stock upon the earlier to occur of our offering that includes common stock (whether private placement or public offering) that coincides with its uplisting onto NASDAQ, its public offering that includes common stock following the issuance of the preferred stock, or its initial private placement that includes common stock following the issuance of the preferred stock in the event the gross proceeds of such private placement are $4,000,000 or more. In addition, in accordance with the PIA, such preferred stock will also be subject to optional conversion by HBIO at any time and prior to any such automatic or optional conversion, will have dividends paid quarterly in additional shares of preferred stock at a rate of 8% per annum. The preferred stock will also have customary liquidation preferences, and certain limited consent and piggyback registration rights.

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the above matter, there are no such matters pending that we expect to be material in relation to our business, financial condition, results of operations, or cash flows.

Item 1A.Risk Factors

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, and the additional risk factors noted below, there have been no material changes in the risk factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 31, 2022.

Our audited financial statements for the year ended December 31, 2021 contain a going concern qualification. Our financial status creates doubt whether we will continue as a going concern. We will need additional funds in the near future and our operations will be adversely affected if we are unable to obtain needed funding.

We ended March 31, 2022 with approximately $0.7 million of operating cash on-hand. While giving consideration to cash proceeds of approximately $5.1 million received through May 16, 2022 from a private placement from new and existing investors, we will need to raise additional capital in the first quarter of 2023 and beyond to fund operations. If we do not raise additional capital from outside sources during the first quarter of 2023, we may be forced to further curtail or cease our operations. Based on these circumstances, our ability to continue as a going concern is at risk as our independent registered public accounting firm included a “going concern” qualification as to our ability to continue as a going concern in their audit report dated March 31, 2022, included in our Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 31, 2022. Our cash requirements and cash resources will vary significantly depending upon the timing, and the financial and other resources that will be required to complete ongoing development and pre-clinical and clinical testing of our product candidates, regulatory efforts and collaborative arrangements necessary for our product candidates that are currently under development. In addition to development and other costs, we expect to incur capital expenditures from time to time. These capital expenditures will be influenced by our regulatory compliance efforts, our success, if any, at developing collaborative arrangements with strategic partners, our needs for additional facilities and capital equipment and the growth, if any, of our business in general. We will require additional funding to continue our anticipated operations and support our capital and operating needs. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. In addition, general market conditions, including the effect of the COVID-19 pandemic on financial markets, as well as the effects of laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (CFIUS), and other agencies and related regulations, including the Foreign Investment Risk Review Modernization Act (FIRRMA), adopted in August 2018, may make it difficult for us to seek financing from the capital markets.

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

Exhibit Index

31.1+

Certification of Interim Chief Executive Officer, Director, and Chairman of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+

Certification of Interim Vice President of Finance of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Interim Chief Executive Officer, Director, and Chairman of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Interim Vice President of Finance of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: May 16, 2022

BIOSTAGE, INC.

By:	/s/ David Green
Name: David Green
Title: Interim Chief Executive Officer, Director, and Chairman (principal executive officer)

By:	/s/ Peter A. Pellegrino Jr.
Name: Peter A. Pellegrino Jr.
Title: Interim Vice President of Finance (principal financial officer)