Form 10-Q
period 2022-06-30
Biostage, Inc.
filed 2022-08-04
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, there were 11,615,642 shares of common stock, par value $0.01 per share, outstanding.

Biostage Inc.

Form 10-Q

For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

BIOSTAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash	$4,640	$1,242
Restricted cash	50	50
Prepaid expenses and other current assets	97	295
Total current assets	4,787	1,587
Property, plant and equipment, net	91	110
Right-of-use assets, net	115	169
Other assets	173	—
Total assets	$5,166	$1,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,499	$676
Accrued and other current liabilities	531	800
Accrual for contingency matter	—	3,250
Operating lease liability, current	93	110
Total current liabilities	2,123	4,836
Operating lease liability, net of current portion	22	59
Total liabilities	2,145	4,895

Commitments and contingencies (Note 8)
Series E convertible preferred stock, $0.01 par value per share, 5,000 shares authorized, 4,000 shares issued and outstanding	4,018	—

Stockholders’ deficit:
Common stock, par value $0.01 per share, 60,000,000 shares authorized; 11,615,642 and 10,760,871 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	116	108
Additional paid-in capital	79,347	73,801
Accumulated deficit	(80,460)	(76,938)
Total stockholders’ deficit	(997)	(3,029)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$5,166	$1,866

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	326	300	629	773
General and administrative	1,049	618	2,951	1,140
Total operating expenses	1,375	918	3,580	1,913

Operating loss	(1,375)	(918)	(3,580)	(1,913)

Other income (expense), net:
Forgiveness of notes payable	—	408	—	408
Sublease income	32	—	61	—
Grant income	—	47	—	165
Other income (expense), net	(2)	81	(3)	84
Total other income, net	30	536	58	657

Net loss	(1,345)	(382)	(3,522)	(1,256)
Less: preferred stock dividends	(18)	—	(18)	—
Net loss attributable to common stockholders	$(1,363)	$(382)	$(3,540)	$(1,256)

Basic and diluted net loss per share	$(0.12)	$(0.04)	$(0.32)	$(0.13)
Weighted average common shares, basic and diluted	11,230,525	9,688,407	10,996,996	9,411,611

See accompanying notes to unaudited consolidated financial statements.

BIOSTAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY

(Unaudited)

(In thousands, except share data)

	Series E	Number of
	Convertible	Common		Additional		Total
	Preferred	Shares	Common	Paid-in	Accumulated	Stockholders’
	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balance at March 31, 2021	—	10,760,871	$108	$74,036	$(79,115)	$(4,971)
Issuance of series E convertible preferred stock	4,000	—	—	—	—	—
Preferred stock dividends	18	—	—	(18)	—	(18)
Issuance of common stock and warrants to purchase common stock	—	854,771	8	5,052	—	5,060
Share-based compensation expense	—	—	—	277	—	277
Net loss	—	—	—	—	(1,345)	(1,345)
Balance at June 30, 2022	4,018	11,615,642	$116	$79,347	$(80,460)	$(997)

	Series E	Number of
	Convertible	Common		Additional		Total
	Preferred	Shares	Common	Paid-in	Accumulated	Stockholders’
	Stock	Outstanding	Stock	Capital	Deficit	Equity
Balance at March 31, 2021	—	9,388,407	$94	$70,121	$(69,834)	$381
Issuance of common stock and warrants to purchase common stock	—	300,000	3	595	—	598
Share-based compensation expense	—	—	—	131	—	131
Net loss	—	—	—	—	(382)	(382)
Balance at June 30, 2021	—	9,688,407	$97	$70,847	$(70,216)	$728

See accompanying notes to unaudited consolidated financial statements

BIOSTAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY

(Unaudited)

(In thousands, except share data)

	Series E	Number of
	Convertible	Common		Additional		Total
	Preferred	Shares	Common	Paid-in	Accumulated	Stockholders’
	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balance at December 31, 2021	—	10,760,871	$108	$73,801	$(76,938)	$(3,029)
Issuance of series E convertible preferred stock	4,000	—	—	—	—	—
Preferred stock dividends	18	—	—	(18)	—	(18)
Issuance of common stock and warrants to purchase common stock	—	854,771	8	5,052	—	5,060
Share-based compensation expense	—	—	—	512	—	512
Net loss	—	—	—	—	(3,522)	(3,522)
Balance at June 30, 2022	4,018	11,615,642	$116	$79,347	$(80,460)	$(997)

	Series E	Number of
	Convertible	Common		Additional		Total
	Preferred	Shares	Common	Paid-in	Accumulated	Stockholders’
	Stock	Outstanding	Stock	Capital	Deficit	Equity
Balance at December 31, 2020	—	9,388,407	$94	$69,991	$(68,960)	$1,125
Issuance of common stock and warrants to purchase common stock	—	300,000	3	595	—	598
Share-based compensation expense	—	—	—	261	—	261
Net loss	—	—	—	—	(1,256)	(1,256)
Balance at June 30, 2021	—	9,688,407	$97	$70,847	$(70,216)	$728

See accompanying notes to unaudited consolidated financial statements

BIOSTAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(3,522)	$(1,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of notes payable	—	(408)
Share-based compensation expense	512	261
Depreciation	27	66
Change in fair value of warrant liability	(2)	(12)
Changes in operating assets and liabilities:
Grant receivable	—	7
Prepaid expenses and other current assets	198	261
Other assets	(173)	—
Accounts payable	823	8
Accrued and other current liabilities	483	(100)
Net cash used in operating activities	(1,654)	(1,173)

INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(8)	—
Net cash used in investing activities	(8)	—

FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	5,060	598
Net cash provided by financing activities	5,060	598
Net increase (decrease) in cash and restricted cash	3,398	(575)
Cash and restricted cash at the beginning of the year	1,292	1,076
Cash and restricted cash at the end of the period	$4,690	$501

Supplemental disclosure of non-cash activities:
Settlement of contingency matter	$(3,250)	$—
Settlement of due to Harvard Bioscience included in accrued and other current liabilities	$(750)	$—
Issuance of Series E convertible preferred stock	$4,000	$—
Preferred stock dividends	$18	$—

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

Going Concern

The Company has incurred substantial operating losses since its inception, and as of June 30, 2022 had an accumulated deficit of approximately $80.5 million and will require additional financing to fund future operations. The Company expects that its operating cash on-hand as of June 30, 2022 of approximately $4.6 million will enable it to fund its operating expenses and capital expenditure requirements into the second quarter of 2023. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds to fund its operations. In the event the Company is unable to raise additional capital from outside sources by April of 2023, it may be forced to curtail or cease its operations.

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

Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed conversion of preferred stock, exercise of stock options, warrants, and the impact of unvested restricted stock.

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

Unaudited Interim Financial Information

The accompanying interim consolidated balance sheet as of June 30, 2022, consolidated interim statements of operations, stockholders’ equity, and cash flows for the three and six months ended June 30, 2022 and 2021 are unaudited. The interim unaudited consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2022, its consolidated results of operations, stockholders’ equity and consolidated cash flows for the three and six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are unaudited. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period.

Forgiveness of notes payable

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

The Company has accounted for the loan under FASB ASC 470, Debt. As such, the loan and applicable accrued interest have been recorded as forgiveness of the notes payable resulting in a gain of approximately $408,000 for the three and six months ended June 30, 2021.

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

For the three and six months ended June 30, 2021, the Company recognized approximately $47,000 and $165,000, respectively, of grant income from the SBIR grant. The SBIR grant expired effective September 30, 2021.

Restricted Cash

A reconciliation of the cash and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the consolidated statements of cash flows is as follows:

	June 30,	December 31,
	2022	2021

	(In thousands)
Cash	$4,640	$1,242
Restricted cash	50	50
Total cash and restricted cash as shown in the consolidated statements of cash flows	$4,690	$1,292

Restricted cash consists of approximately $50,000 is held as collateral for the Company’s credit card program as of June 30, 2022 and December 31, 2021. The Company’s consolidated statements of cash flows include restricted cash with cash when reconciling the beginning-of-period and end-of-period total amounts shown on such statements.

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

The Company had no assets or liabilities classified as Level 2 or Level 3 as of June 30, 2022 and no assets or liabilities classified as Level 2 as of December 31, 2021. The Company’s restricted cash consists of a $50,000 cash deposit that serves as collateral for the Company’s credit card program held in a demand money market account and measured at fair value based on quoted prices, which are Level 1 inputs. As of December 31, 2021, the Company classified warrants to purchase common stock that were accounted for as liabilities as Level 3 liabilities, as more fully discussed below.

The following fair value hierarchy tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurement as of June 30, 2022
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

During 2017, the holders of 952,184 warrants agreed to a modification of the term which removed the cash put provision. The remaining 92,212 warrants were re-measured at each reporting period as long as they are outstanding and un-modified. In February of 2022, the remaining 92,212 warrants expired unexercised resulting in a $2,000 gain on extinguishment recorded in other income (expense), net, for the six months ended June 30, 2022.

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2022:

Warrant liability
(In thousands)
Balance at December 31, 2021	$2
Change in fair value upon extinguishment	(2)
Balance at June 30, 2022	$—

Warrants to purchase common stock activity for the six months ended June 30, 2022 was as follows:

		Weighted-average
	Amount	exercise price
Outstanding at December 31, 2021	2,501,419	$4.35
Issued	427,390	8.88
Exercised	(1,040,187)	7.59
Outstanding at June 30, 2022	1,888,622	$3.58

The Company had re-measured the warrant liability to estimated fair value at inception, prior to modification and at December 31, 2021 using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2021
Risk-free interest rate	0.05%
Expected volatility	174.54%
Expected term (in years)	0.1	years
Expected dividend yield	—
Exercise price	$8.00
Market value of common stock	$2.30

4.  Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	June 30,	December 31,
	2022	2021

	(in thousands)
Advisory costs	$225	$150
Due to Harvard Bioscience	85	—
Legal costs	81	577
Audit services	80	59
Other liabilities	60	14
Total accrued and other current liabilities	$531	$800

5.  Capital Stock

Private Placement

On May 12, 2022, the Company entered into Securities Purchase Agreements, each a Purchase Agreement, with new and existing investors, the Investors, pursuant to which the Investors agreed to purchase in a private placement an aggregate of 854,771 shares of common stock and warrants to purchase 427,390 shares of common stock, subject to adjustment as provided in the warrant agreement, the Warrants, for the aggregate purchase price of approximately $5.1 million with a purchase price per unit of $5.92, the Private Placement. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock, subject to adjustment, as provided in the Warrants. The Company received an aggregate of $5.1 million net proceeds from the Private Placement by May 16, 2022.

The $5.1 million of net proceeds where allocated $3.6 million and $1.5 million to the common stock and warrants, respectively. The Company classified these warrants on its consolidated balance sheets as equity as the warrants do not have any redemption features nor a right to put for cash that is outside the control of the Company, and valued using the Black-Scholes model based on the following weighted average assumptions:

Risk-free interest rate	2.81%
Expected volatility	127.36%
Expected term	5	years
Expected dividend yield	—
Exercise price	$8.88
Market value of common stock	$5.50

During the three months ended June 30, 2021, the Company issued a total of 300,000 shares of its common stock and warrants to purchase 150,000 shares of common stock with an exercise price of $2.00 per share, at a purchase price of $2.00 per unit. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. The shares and warrants were sold to a group of investors for aggregate net proceeds of approximately $0.6 million, of which, $0.5 million and $0.1 million was allocated to the common stock and warrants, respectively. The Company classified these warrants on its consolidated balance sheets as equity as the warrants do not have any redemption features nor a right to put for cash that is outside the control of the Company, and valued using the Black-Scholes model based on the following weighted average assumptions:

Risk-free interest rate	0.88%
Expected volatility	134.3%
Expected term	5	years
Expected dividend yield	—
Exercise price	$2.00
Market value of common stock	$1.21

6. Series E Convertible Preferred Stock

On April 28, 2022, the Company entered into a Preferred Issuance Agreement, or PIA, with Harvard Bioscience, Inc., or HBIO, dated as of April 27, 2022. Pursuant to the PIA, the Company and HBIO agreed that once HBIO has paid at least $4.0 million in certain settlement and related legal expenses, to satisfy the Company’s indemnification obligations with respect thereto, in lieu of paying cash, the Company would issue senior convertible preferred stock to HBIO that will contain terms as described in the PIA, including the term sheet attached thereto.

On June 10, 2022, following the execution of a subscription agreement and HBIO providing evidence of payment of the requisite $4.0 million amount, the Company issued HBIO 4,000 shares of Series E Convertible Preferred Stock, or Series E Preferred, at a price of $1,000 per share to satisfy the Company’s related indemnification obligations pertaining to the $4.0 million, in lieu of paying cash.

The rights, preferences, and privileges of the Series E Preferred stock were as follows as of June 30, 2022:

Dividends: Payable quarterly in additional shares of Series E Preferred stock at a rate of 8% per annum, accrued daily and compounded quarterly.

Voting Rights: The holders of Series E Preferred stock shall have no voting rights except as required by applicable law.

Consent Rights: As long as any shares of Series E Preferred stock are outstanding, the holder of the Series E Preferred stock has certain consent rights with respect to the Company (a) incurring any indebtedness for borrowed money or any guaranty therefor in excess of $500,000 individually or in the aggregate, (b) entering into certain new material related party transactions, and (c) authorizing or issuing any securities unless the same ranks junior to the Series E Preferred.

Liquidation Rights: The Series E Preferred stock shall, with respect to dividends and distributions upon any voluntary or involuntary liquidation, dissolution or winding up of the Company or a deemed liquidation event or otherwise, rank prior to all classes of Common Stock of the Company and, except for any Preferred Stock that may be pari passu or senior to the Series E Preferred Stock, in each case, if consented to by the holder of the Series E Preferred, all other classes or series of Preferred Stock of the Company, whether currently existing or hereafter created.

Mandatory Conversion: Each share of Series E Preferred stock will automatically convert into shares of Common Stock of the Company upon the earlier to occur of the Company’s offering that includes common stock (whether private placement or public offering) that coincides with its uplisting onto NASDAQ, its initial public offering pursuant to a Registration Statement on Form S-1 that includes common stock following the issuance of the Series E Preferred, or its initial private placement that includes common stock following the issuance of the Series E Preferred in the event the gross proceeds of such private placement are at least $4,000,000. In such instance, each share of Series E Preferred will convert into that number of shares of Common Stock determined by dividing (i) the stated value plus all accrued and unpaid dividends, by (ii) the lowest price per share of common stock purchased in the applicable offering by the Company which triggered the mandatory conversion, or if such price cannot be reliably determined, a reasonably calculated price per common share determined by the Company and the holder.

Optional Conversion: Each share of Series E Preferred stock will also be subject to optional conversion by the holder thereof into that number of shares of Common Stock determined by dividing (i) the stated value plus all accrued and unpaid dividends, by (ii) a price per share equal to the average of the volume weighted average trading prices of the Common Stock for the most recently completed sixty (60) consecutive trading days prior to the date of determination.

Other than Series E Preferred shares, there were no other shares of any of the other classes of preferred stock outstanding as of June 30, 2022. Authorized shares for each preferred stock class are as follows:

Authorized
Undesignated preferred stock	984,000
Series B convertible preferred stock	1,000,000
Series C convertible preferred stock	4,000
Series D convertible preferred stock	12,000
Series E convertible preferred stock	5,000

7.  Share-Based Compensation

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

In June 2020, the Company’s shareholders approved the Plan, to among other things, increase of the number of shares of the Company’s common stock available for issuance pursuant to the 2013 Equity Incentive Plan by 3,000,000 shares, which increased the total shares authorized to be issued under the Plan to 5,098,000. There were 2,604,979 shares available for issuance as of June 30, 2022.

The Company has granted options to purchase common stock under the Plan. Stock option activity during the six months ended June 30, 2022 was as follows:

		Weighted-average	Weighted-average	Aggregate intrinsic
	Amount	exercise price	contractual life (years)	value (in thousands)
Outstanding at December 31, 2021	2,332,603	$3.93	8.30	$129
Granted	189,828	4.67
Canceled / forfeited	(50,097)	2.70
Outstanding at June 30, 2022	2,472,334	$3.88	8.11	$4,966
Options exercisable	1,197,964	$5.19	7.64	$2,419
Options vested and expected to vest	2,387,217	$3.92

The Company’s outstanding stock options include 510,742 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. Total unrecognized compensation expense for the remaining performance-based awards is approximately $1.3 million. No expense has been recognized for these awards as of June 30, 2022 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes.

Aggregate intrinsic value for outstanding options and exercisable options as of June 30, 2022, was approximately $5.0 million and $2.4 million, respectively, based on the Company’s closing stock price of $4.65 per share as of June 30, 2022. As of June 30, 2022, unrecognized compensation cost related to unvested non-performance-based awards amounted to $1.4 million, which will be recognized over a weighted-average period of 1.02 years.

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing options granted during the three months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
	2022		2021
Risk-free interest rate	2.59%		0.47%
Expected volatility	124.51%		123.20%
Expected term (in years)	5.5	years	5.3	years
Expected dividend yield	—%		—%

The Company recorded share-based compensation expense in the following expense categories of its consolidated statements of operations:

	June 30,		June 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Research and development	$88	$69	$148	$149
General and administrative	189	62	364	112
Total stock-based compensation	$277	$131	$512	$261

8.  Commitments and Contingencies

On April 14, 2017, representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts, against the Company and other defendants, including Harvard Bioscience, Inc., or HBIO, the former parent of the Company that spun off the Company in 2013, as well as another third party. The complaint sought payment for an unspecified amount of damages and alleged that the plaintiff sustained terminal injuries allegedly caused by products provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in Europe in 2012 and 2013. This lawsuit related to the Company’s first-generation trachea scaffold technology for which the Company discontinued development in 2014, and not to the Company’s current Biostage Esophageal Implant.

On April 27, 2022, the Company and HBIO executed a settlement with the plaintiffs (the “Settlement”), which resolves all claims relating to the litigation. The Settlement resulted in the dismissal with prejudice of the wrongful death claim, and neither the Company nor HBIO admit any fault or liability in connection with the claim. The Settlement also resolved any and all claims by and between the parties and the Company’s product liability insurance carriers, which resulted in the dismissal with prejudice of all claims asserted by or against those carriers, the Company and HBIO. However, based on review of the circumstances surrounding the Settlement, the Company recorded an accrual for this matter of $3.3 million in general and administrative expenses during the year ended December 31, 2021.

In relation to the litigation, the Company has incurred approximately $5.9 million of aggregate costs, of which, approximately $1.3 million remain unpaid as of June 30, 2022. This aggregate amount includes the cost of both the accrual for this contingency matter of approximately $3.3 million and approximately $2.6 million of legal and related costs incurred by the Company, which consist of attorneys’ fees and advisor and specialist costs as part of its defense in this matter. For the three and six months ended June 30, 2022, the Company incurred legal and related costs of $0.1 million and approximately $1.2 million, respectively, recorded in general and administrative expenses. On March 3, 2022, the Company received a cash payment of approximately $0.1 million from Medmarc, the Company’s insurance carrier. This amount represented a reimbursement of previously incurred legal costs and was recorded as a reduction to general and administrative expenses during the six months ended June 30, 2022.

With respect to such $5.9 million of costs described above, the Company was required to either pay such costs directly or indemnify HBIO as to such amounts it incurs. Of such amounts, the Company anticipated that HBIO would pay an aggregate amount of $4.0 million by the end of the second quarter of 2022. With respect to the indemnification obligation of the Company to HBIO pertaining to such costs, the Company and HBIO entered into a Preferred Issuance Agreement dated as of April 27, 2022, or the “PIA”. In connection with the PIA, the Company and HBIO agreed that once HBIO had paid at least $4.0 million in such costs, to satisfy the Company’s indemnification obligations with respect thereto, in lieu of paying cash, the Company would issue senior 8% convertible preferred stock to HBIO that will contain terms as described in the PIA, including the term sheet attached thereto. On June 10, 2022, following the execution of a subscription agreement and HBIO providing evidence of payment of the requisite $4.0 million amount, the Company issued HBIO 4,000 shares of Series E 8% Convertible Preferred Stock at a price of $1,000 per share to satisfy the Company’s related indemnification obligations aggregating $4.0 million, which included the accrual for contingency of $3.3 million and approximately $0.8 million of legal and related costs paid on behalf of the Company by HBIO previously included in accrued expenses.

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the above matter, there are no such matters pending that the Company expects to be material in relation to its business, financial condition, results of operations, or cash flows.

9.  Leases

The Company leases laboratory and office space and certain equipment with remaining terms ranging from 0.9 to 2.4 years.

The laboratory and office space arrangement is under a sublease that was renewed in December of 2021 and currently extends through May 31, 2023. This lease automatically renews annually for a one-year period unless the Company or the counterparty provides a notice of termination within one hundred and eighty days prior to May 31st of each year.

On January 5, 2022, the Company executed a four-month sublease agreement for certain laboratory and office space at its Holliston, Massachusetts facility. The Company further extended the sublease agreement on a month-to-month basis which is ongoing as of June

30, 2022. For the three and six months ended June 30, 2022, the Company recorded sublease income of approximately $32,000 and $61,000, respectively, relating to this agreement.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets:

		June 30,	December 31,
	Balance Sheet Classification	2022	2021

Assets:
Operating lease assets	Right-of-use asset, net	$115	$169
Liabilities:
Current portion of operating lease liabilities	Current portion of operating lease liabilities	93	110
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	22	59
Total operating lease liabilities		$115	$169

The Company recorded operating lease expense in the following categories in its consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Research and development	$19	$19	$38	$38
General and administrative	11	11	22	22
Total	$30	$30	$60	$60

Cash paid included in the computation of the operating lease assets and lease liabilities during the three and six months ended June 30, 2022 amounted to approximately $30,000 and $61,000, respectively. Cash paid in the computation of the operating lease assets and lease liabilities during the three and six months ended June 30, 2021 amounted to approximately $30,000 and $61,000, respectively.

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

	As of June 30,
	2022	2021
Remaining lease term (in years)	1.16	1.53
Discount rate	9.25%	10.36%

The minimum lease payments for the next five years are expected to be as follows:

As of
June 30, 2022
(in thousands)
2022	$60
2023	55
2024	7
2025	—
Total lease payments	122
Less: imputed interest	7
Present value of operating lease liabilities	$115

10.  Net Loss Per Share

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net loss	$(1,345)	$(382)	$(3,522)	$(1,256)
Prefered stock dividends	(18)	—	(18)	—
Net loss attributable to common stockholders	$(1,363)	$(382)	$(3,540)	$(1,256)

Basic and diluted weighted average common shares outstanding	11,230,525	9,688,407	10,996,996	9,411,611

Basic and diluted net loss per share attributable to common stockholders	$(0.12)	$(0.04)	$(0.32)	$(0.13)

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the six months ended June 30, 2022 and 2021 because including them would have had an anti-dilutive effect:

	Six months ended June 30,
	2022	2021
Options to purchase common stock	2,402,603	1,534,894
Warrants to purchase common stock	1,888,622	2,043,201
Series E convertible preferred stock	686,680	—
Total	4,977,905	3,578,095

11.  Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2022 and 2021, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2022 and 2021, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

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

12.  Subsequent Events

Reverse Stock Split

On July 28, 2022, the Company, held a Special Meeting of Stockholders, or the Special Meeting. At the Special Meeting, the Company’s stockholders voted on the approval of a proposed amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a reverse split of the Company’s issued and outstanding common stock at a ratio of not less than 1-for-1.25 and not greater than 1-for-5, with the final decision of whether to proceed with the reverse stock split and the exact ratio and timing of the reverse split to be determined by the Company’s Board of Directors, in its discretion, following stockholder approval but no later than July 28, 2023.

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

Biostage, Inc. is referred to herein as “we,” “our,” “us”, and “the Company”.

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

We have also formed a subsidiary in Hong Kong, Harvard Apparatus Regenerative Technology Limited, as we continue to assess the market and regulatory approval pathway in China as to our implant products. We are not certain at this time as to which market, including U.S. or China for example, may provide the most viable initial pathway for regulatory approval to a commercial product. This will depend on a number of factors, including the approval and development processes, related costs, ability to raise capital and the terms and conditions thereof, as well as the ongoing impact of the COVID-19 pandemic, among other factors. Any development and capital raising efforts in China may include a joint venture in relation to our Hong Kong subsidiary, and would also involve a number of commercial variables, including rights and obligations pertaining to licensing, development, and financing, among others. Our failure to receive or obtain such clearances or approvals on a timely basis or at all, whether that be in the U.S., China or otherwise, would have an adverse effect on our results of operations.

Since our incorporation, we have devoted substantially all of our resources to developing our programs, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the sales of common stock and preferred stock. In December 2017, we sold the inventory and rights to manufacture and sell research-only versions of our bioreactors to Harvard Bioscience. We did not recognize any revenues during the quarters ended June 30, 2022 and 2021.

Our product candidates are currently in development and have not yet received regulatory approval for sale anywhere in the world.

Financial Condition and Need for Additional Funds

We expect to continue to incur operating losses and negative cash flows from operations for 2022 and in future years.

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of June 30, 2022 had an accumulated deficit of approximately $80.5 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of June 30, 2022 of approximately $4.6 million will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We expect to continue to incur operating losses and negative cash flows from operations for 2022 and in future years. Therefore, as disclosed in Note 1 to our Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional funds to fund our operations. In the event we do not raise additional capital from outside sources prior to the end of April of 2023, we may be forced to curtail or cease our operations.

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

Small Business Innovation Research Grant

On March 28, 2018, we were awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development (NICHD) to support testing of pediatric BEI’s. For the three and six-

month periods ended June 30, 2021, the Company recognized approximately $47,000 and $165,000, respectively, of grant income from the SBIR grant. The SBIR grant expired effective September 30, 2021.

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

Sublease income. On January 5, 2022, the Company executed a four-month sublease agreement for certain laboratory and office space at its Holliston, Massachusetts facility. The Company further extended the sublease agreement to a month-to-month basis which is ongoing as of June 30, 2022. For the three and six months ended June 30, 2022, the Company recorded sublease income of approximately $32,000 and $61,000, respectively, relating to this agreement.

Grant income. Grant income reflects income earned under the SBIR grant. Grant income was recognized based on timing of when qualified research and development costs are incurred.

Other income (expense), net. Other income (expense), net, consists primarily of the changes in fair value of our warrant liability from the change in the fair value of common stock warrants classified as liability awards during the three and six months ended June 30, 2021. We previously used the Black-Scholes pricing model to value the related warrant liability. In February of 2022, the underlying common stock warrants expired unexercised.

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

Share-based Compensation

We account for our share-based compensation in accordance with the fair value recognition provisions of current authoritative guidance. Share-based awards, including stock options, are measured at fair value as of the grant date and recognized as expense over the requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis. Expense on share-based awards for which vesting is performance or milestone based is recognized on a straight-line basis from the date when we determine the achievement of the milestone is probable to the vesting/milestone achievement date. Since share-based compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. We estimate forfeitures at the time of grant and revise our estimate, if necessary, in subsequent periods. We estimate the fair value of options granted using the Black-Scholes option valuation model. Significant judgment is required in determining the proper assumptions used in this model. The assumptions used include the risk-free interest rate, expected term, expected volatility, and expected dividend yield. We base our assumptions on historical data when available or, when not available, on a peer group of companies. However, these assumptions consist of estimates of future market conditions, which are inherently uncertain and subject to our judgment, and therefore any changes in assumptions could significantly impact the future grant date fair value of share-based awards.

Warrant Liability

Most of the warrants to purchase shares of our common stock have been classified on our condensed consolidated balance sheets as equity. We classify warrants as a liability in our condensed consolidated balance sheets if the warrant is a free-standing financial instrument that may require us to transfer cash consideration upon exercise and that cash transfer event would be out of our control. Such a “liability warrant” is initially recorded at fair value on the date of grant using the Black-Scholes model, net of issuance costs, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrants is recognized as a component of other income (expense) in the condensed consolidated statements of operations. The warrants classified as a liability expired unexercised during the six months ended June 30, 2022 and the remaining liability on the expiration date of approximately $2,000 was recognized as other income.

Results of Operations

The following table summarizes the results of our operations for the three and six-months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Change 2022 vs. 2021		For the Six Months Ended June 30,		Change 2022 vs. 2021
	2022	2021	Change	%	2022	2021	Change	%
Operating expenses
Research and development	$326	$300	$26	9%	$629	$773	$(144)	(19)%
General and administrative	1,049	618	431	70%	2,951	1,140	1,811	159%
Total operating expenses	1,375	918	457	50%	3,580	1,913	1,667	87%

Other income (expense)
Forgiveness of notes payable	—	408	(408)	(100)%	—	408	(408)	(100)%
Sublease income	32	—	32	nm %	61	—	61	nm %
Grant income	—	47	(47)	(100)%	—	165	(165)	(100)%
Other income (expense), net	(2)	81	(83)	(1,025)%	(3)	84	(87)	(104)%
Total other income (expense), net	30	536	(506)	(94)%	58	657	(599)	(91)%
Net loss	$(1,345)	$(382)	$(963)	252%	$(3,522)	$(1,256)	$(2,266)	180%

nm = not meaningful

Comparison of the three months ended June 30, 2022 and June 30, 2021

Research and Development Expense

Research and development expense increased approximately $26,000, or 9%, to approximately $326,000 for the three months ended June 30, 2022 as compared to approximately $300,000 for the three months ended June 30, 2021. This increase was due to higher share-based compensation expenses period over period.

General and Administrative Expense

General and administrative expense increased approximately $0.4 million, or 70%, to approximately $1.0 million for the three months ended June 30, 2022 as compared to approximately $0.6 million for the three months ended June 30, 2021. This increase was due to higher salary and share-based compensation expense of approximately $0.2 million, an increase in legal and related costs of approximately $0.1 million relating to the contingency matter for our litigation for a wrongful death complaint and related matters more fully described in Note 8 to our consolidated financial statements, and an increase of approximately $0.1 million for outside consulting fees for supporting our ongoing public company requirements.

Forgiveness of notes payable

On May 23, 2021, we were notifed by the Lender that provided our PPP Loan that the Small Business Administration determined that our application for PPP loan forgiveness was approved, and the SBA remitted the forgiven amount to the Lender. As a result, we recorded a gain on extinguishment of our notes payable of approximately $0.4 million for the three months ended June 30, 2021.

Sublease income

On January 5, 2022, we executed a four-month sublease agreement for certain laboratory and office space at our Holliston, Massachusetts facility. The Company further extended the sublease agreement on a month-to-month basis which is ongoing as of June 30, 2022. For the three months ended June 30, 2022, we recorded sublease income of approximately $32,000 relating to this agreement.

Grant income

For the three months ended June 30, 2021, we recorded grant income of approximately $47,000 for qualified expenditures under our SBIR grant which expired effective September 30, 2021.

Other income (expense), net

During the three months ended June 30, 2021, the change in fair value of our warrant liability resulted in other income of approximately $10,000 due primarily to a lower stock price of the underlying common shares.

During the three months ended June 30, 2021, we received a refund payment of approximately $71,000 for certain withholding taxes paid in previous years to the German tax authorities which were remitted on to us on behalf of Harvard Apparatus Regenerative Technology GmbH, our German subsidiary.

Comparison of six months ended June 30, 2022 and 2021

Research and Development Expense. Research and development expense decreased approximately $144,000, or 19%, to $0.6 million for the six months ended June 30, 2022 as compared to approximately $0.8 million for the six months ended June 30, 2021. This decrease was due to lower headcount resulting in approximately $82,000 decrease in salaries and share-based compensation expenses and an approximately $62,000 decrease in operating expenses.

General and Administrative Expense. General and administrative expense increased approximately $1.8 million, or 159%, to approximately $2.9 million for the six months ended June 30, 2022 compared to approximately $1.1 million for the six months ended June 30, 2021. This increase was due to primarily to an increase in legal and related costs of approximately $1.4 million relating to the contingency matter for our litigation that has been settled for a wrongful death compliant and related matters more fully described in Note 8 to our consolidated financial statements, an increase of approximately $0.2 million for higher stock-based compensation expenses and an increase of approximately $0.2 million for outside consulting fees for supporting our ongoing public company requirements.

Forgiveness of notes payable. On May 23, 2021, we were notified by the Lender that provided our PPP Loan that the Small Business Administration determined that our application for PPP loan forgiveness was approved, and the SBA remitted the forgiven amount to the Lender. As a result, we recorded a gain from forgiveness of our notes payable of approximately $0.4 million for the six months ended June 30, 2021.

Sublease income. On January 5, 2022, we executed a four-month sublease agreement for certain laboratory space at our Holliston, Massachusetts facility. For the six months ended June 30, 2022, we recorded sublease income of approximately $61,000 relating to this agreement.

Grant income

For the six months ended June 30, 2021, we recorded grant income of approximately $165,000 for qualified expenditures under our SBIR grant which expired effective September 30, 2021.

Other income (expense), net

During the six months ended June 30, 2021, the change in fair value of our warrant liability resulted in other income of approximately $13,000 due primarily to a lower stock price of the underlying common shares.

During the six months ended June 30, 2021, we received a refund payment of approximately $71,000 for certain withholding taxes paid in previous years to the German tax authorities which were remitted on to us on behalf of Harvard Apparatus Regenerative Technology GmbH, our German subsidiary.

Liquidity and Capital Resources

Sources of liquidity. We have incurred operating losses since inception, and as of June 30, 2022, we had an accumulated deficit of approximately $80.5 million. We are currently investing significant resources in the development and commercialization of our product candidates for use by clinicians and researchers in the fields of regenerative medicine and bioengineering. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future.

The following table sets forth the primary uses of cash for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(1,654)	$(1,173)
Net cash used by investing activities	$(8)	$—
Net cash provided by financing activities	$5,060	$598

Comparison of Six Months Ended June 30, 2022 and 2021

Operating activities. Net cash used in operating activities of approximately $1.7 million for the six months ended June 30, 2022 was due primarily to our net loss of approximately $3.5 million and offset by, adjustments for non-cash items of approximately $0.5 million due to non-cash expenses for share-based compensation and depreciation, and an approximately $1.3 million increase to cash from changes in working capital due to the timing of payments for accounts payable, accrued expenses and prepaid expenses.

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

Investing activities. Net cashed used in investing activities for the six months ended June 30, 2022 and 2021 totaled approximately $8,000 and zero, respectively, and represented purchases of property, plant and equipment.

Financing activities. Net cash generated from financing activities during the six months ended June 30, 2022 of approximately $5.1 million consisted of net proceeds received from a private placement transaction that resulted in the issuance of 854,771 shares of our common stock at a purchase price of $5.92 per share and warrants to purchase 427,390 shares of common stock at an exercise price of $8.88 per share to a group of investors.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of June 30, 2022.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon the evaluation described above, our principal executive officer and our principal financial and accounting officer have concluded that they believe our disclosure controls and procedures were effective as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial and accounting officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended June 30, 2022. During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the civil lawsuit described in Item 3 of Part I of our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and in our Form 8-K filed with the SEC on April 27, 2022, there are no such matters pending that we expect to be material in relation to our business, financial condition, and results of operations or cash flows.

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

On April 27, 2022, the Company and HBIO executed a settlement with the plaintiffs (the “Settlement”), which resolves all claims relating to the litigation. The Settlement will result in the dismissal with prejudice of the wrongful death claim, and neither we nor HBIO admit any fault or liability in connection with the claim. The Settlement also resolves any and all claims by and between the parties and our products liability insurance carriers, which will result in the dismissal with prejudice of all claims asserted by or against those carriers, the Company and HBIO. However, based on review of the circumstances surrounding the Settlement, we recorded an accrual for this matter of approximately $3.3 million in general and administrative expenses during the year ended December 31, 2021.

In relation to the litigation, we have incurred approximately $5.9 million of aggregate costs, of which, approximately $1.3 million remain unpaid as of June 30, 2022. This aggregate amount includes the cost of both the accrual for contingency matter of approximately $3.3 million and approximately $2.6 million of legal and related costs incurred by us which consist of attorney’s fees and advisor and specialist costs as part of our defense in this matter. For the three and six months ended June 30, 2022, we incurred legal and related costs of approximately $0.1 million and $1.2 million, respectively, recorded in general and administrative expenses. On March 3, 2022, we received a cash payment of approximately $0.1 million from Medmarc, our insurance carrier. This amount represented a reimbursement of previously incurred legal costs and was recorded as a reduction to general and administrative expenses during the six months ended June 30, 2022.

With respect to such $5.9 million of costs described above, we were required to either pay such costs directly or indemnify HBIO as to such amounts it incurs. Of such amounts, we anticipated that HBIO would pay an aggregate amount of $4.0 million by the end of the second quarter of 2022. With respect to the indemnification obligation of the Company to HBIO pertaining to such costs, we and HBIO entered into a Preferred Issuance Agreement dated as of April 27, 2022, or the “PIA”. In connection with the PIA, we and HBIO agreed that once HBIO had paid at least $4.0 million in such costs, to satisfy our indemnification obligations with respect thereto, in lieu of paying cash, we would issue senior convertible preferred stock to HBIO that will contain terms as described in the PIA, including the term sheet attached thereto. On June 10, 2022, following the execution of a subscription agreement and HBIO providing evidence of payment of the requisite $4.0 million amount, we issued HBIO 4,000 shares of Series E Preferred Stock at a price of $1,000 per share to stisfy our related indemnification obligations aggregating $4.0 million, which included the accrual for contingency of approximately $3.3 million and approximately $0.8 million of legal and related costs paid on behalf of the Company by HBIO.

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

We ended June 30, 2022 with approximately $4.6 million of operating cash on-hand. We will need to raise additional capital in the second quarter of 2023 and beyond to fund operations. If we do not raise additional capital from outside sources prior to the end of April of 2023, we may be forced to further curtail or cease our operations. Based on these circumstances, our ability to continue as a going concern is at risk as our independent registered public accounting firm included a “going concern” qualification as to our ability to continue as a going concern in their audit report dated March 31, 2022, included in our Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 31, 2022. Our cash requirements and cash resources will vary significantly depending upon the timing, and the financial and other resources that will be required to complete ongoing development and pre-clinical and clinical testing of our product candidates, regulatory efforts and collaborative arrangements necessary for our product candidates that are currently under development. In addition to development and other costs, we expect to incur capital expenditures from time to time. These capital expenditures will be influenced by our regulatory compliance efforts, our success, if any, at developing collaborative arrangements with strategic partners, our needs for additional facilities and capital equipment and the growth, if any, of our business in general. We will require additional funding to continue our anticipated operations and support our capital and operating needs. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. In addition, general market conditions, including the effect of the COVID-19 pandemic on financial markets, as well as the effects of laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (CFIUS), and other agencies and related regulations, including the Foreign Investment Risk Review Modernization Act (FIRRMA), adopted in August 2018, may make it difficult for us to seek financing from the capital markets.

Any additional equity financings could result in significant dilution to our current stockholders and possible restrictions on subsequent financings. Debt financing, if available, could result in agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or paying dividends. Other financing mechanisms may involve selling intellectual property rights, payment of royalties or participation in our revenue or cash flow. In addition, in order to raise additional funds through strategic collaborations or licensing arrangements, we may be required to relinquish certain rights to some or all of our technologies or product candidates. If we cannot raise funds or engage strategic partners on acceptable terms when needed, we may not be able to continue our research and development activities, develop or enhance our product candidates, take advantage of future opportunities, grow our business, respond to competitive pressures or unanticipated requirements, or at worst may be forced to curtail or cease our operations.

Item 6.	Exhibits

Exhibit Index
3.1

Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock of Biostage, Inc., dated as of June 10, 2022 (previously filed as an exhibit to Form 8-K, filed on June 13, 2022, and incorporated herein by reference)

4.1	Form of Warrant (previously filed as an exhibit to Form 8-K, filed on May 13, 2022, and incorporated herein by reference)

10.1	Preferred Issuance Agreement (previously filed as an exhibit to Form 8-K, filed on April 28, 2022, and incorporated herein by reference)

10.2	Form of Securities Purchase Agreement (previously filed as an exhibit to Form 8-K, filed on May 13, 2022, and incorporated herein by reference)

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

Date: August 4, 2022

BIOSTAGE, INC.

By:	/s/ David Green
Name: David Green
Title: Interim Chief Executive Officer, Director, and Chairman (principal executive officer)

By:	/s/ Peter A. Pellegrino Jr.
Name: Peter A. Pellegrino Jr.
Title: Interim Vice President of Finance (principal financial officer)