Form 10-Q
period 2022-09-30
Biostage, Inc.
filed 2022-11-14
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, there were 11,643,751 shares of common stock, par value $0.01 per share, outstanding.

Biostage Inc.

Form 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

BIOSTAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets:
Cash	$2,971	$1,242
Restricted cash	—	50
Prepaid expenses and other current assets	212	295
Total current assets	3,183	1,587
Property, plant and equipment, net	78	110
Right-of-use assets, net	88	169
Deferred financing costs	311	—
Total assets	$3,660	$1,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$882	$676
Accrued and other current liabilities	481	798
Accrual for contingency matter	—	3,250
Warrant liability	—	2
Operating lease liability, current	79	110
Total current liabilities	1,442	4,836
Operating lease liability, net of current portion	9	59
Total liabilities	1,451	4,895

Commitments and contingencies (Note 8)
Series E convertible preferred stock, $0.01 par value per share, 5,000 shares authorized, 4,000 shares issued and outstanding	4,095	—

Stockholders’ deficit:
Common stock, par value $0.01 per share, 60,000,000 shares authorized; 11,615,642 and 10,760,871 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	116	108
Additional paid-in capital	79,514	73,801
Accumulated deficit	(81,516)	(76,938)
Total stockholders’ deficit	(1,886)	(3,029)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$3,660	$1,866

See accompanying notes to unaudited condensed consolidated financial statements.

BIOSTAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$369	$250	$998	$1,023
General and administrative	711	572	3,662	1,712
Total operating expenses	1,080	822	4,660	2,735

Operating loss	(1,080)	(822)	(4,660)	(2,735)

Other income (expense), net:
Forgiveness of notes payable	—	—	—	408
Sublease income	26	—	87	—
Grant income	—	—	—	165
Change in fair value of warrant liability	—	(27)	2	(14)
Other (expense) income, net	(2)	—	(7)	71
Total other income (expense), net	24	(27)	82	630

Net loss	(1,056)	(849)	(4,578)	(2,105)
Less: preferred stock dividends	(77)	—	(95)	—
Net loss attributable to common stockholders	$(1,133)	$(849)	$(4,673)	$(2,105)

Basic and diluted net loss per share	$(0.10)	$(0.08)	$(0.42)	$(0.22)
Weighted average common shares, basic and diluted	11,615,642	10,014,494	11,205,477	9,614,781

See accompanying notes to unaudited condensed consolidated financial statements.

BIOSTAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY

(Unaudited)

(In thousands, except share data)

	Series E	Number of
	Convertible	Common		Additional		Total
	Preferred	Shares	Common	Paid-in	Accumulated	Stockholders’
	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balance at June 30, 2022	$4,018	11,615,642	$116	$79,347	$(80,460)	$(997)
Preferred stock dividends	77	—	—	(77)	—	(77)
Share-based compensation expense	—	—	—	244	—	244
Net loss	—	—	—	—	(1,056)	(1,056)
Balance at September 30, 2022	$4,095	11,615,642	$116	$79,514	$(81,516)	$(1,886)

	Series E	Number of
	Convertible	Common		Additional		Total
	Preferred	Shares	Common	Paid-in	Accumulated	Stockholders’
	Stock	Outstanding	Stock	Capital	Deficit	Equity
Balance at June 30, 2021	$—	9,688,407	$97	$70,847	$(70,216)	$728
Issuance of common stock and warrants to purchase common stock	—	1,000,000	10	1,988	—	1,998
Share-based compensation expense	—	—	—	160	—	160
Net loss	—	—	—	—	(849)	(849)
Balance at September 30, 2021	$—	10,688,407	$107	$72,995	$(71,065)	$2,037

See accompanying notes to unaudited condensed consolidated financial statements

BIOSTAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY

(Unaudited)

(In thousands, except share data)

	Series E	Number of
	Convertible	Common		Additional		Total
	Preferred	Shares	Common	Paid-in	Accumulated	Stockholders’
	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balance at December 31, 2021	$—	10,760,871	$108	$73,801	$(76,938)	$(3,029)
Issuance of Series E convertible preferred stock	4,000	—	—	—	—	—
Preferred stock dividends	95	—	—	(95)	—	(95)
Issuance of common stock and warrants to purchase common stock	—	854,771	8	5,052	—	5,060
Share-based compensation expense	—	—	—	756	—	756
Net loss	—	—	—	—	(4,578)	(4,578)
Balance at September 30, 2022	$4,095	11,615,642	$116	$79,514	$(81,516)	$(1,886)

	Series E	Number of
	Convertible	Common		Additional		Total
	Preferred	Shares	Common	Paid-in	Accumulated	Stockholders’
	Stock	Outstanding	Stock	Capital	Deficit	Equity
Balance at December 31, 2020	$—	9,388,407	$94	$69,991	$(68,960)	$1,125
Issuance of common stock and warrants to purchase common stock	—	1,300,000	13	2,583	—	2,596
Share-based compensation expense	—	—	—	421	—	421
Net loss	—	—	—	—	(2,105)	(2,105)
Balance at September 30, 2021	$—	10,688,407	$107	$72,995	$(71,065)	$2,037

See accompanying notes to unaudited condensed consolidated financial statements

BIOSTAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(4,578)	$(2,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of notes payable	—	(408)
Share-based compensation expense	756	421
Depreciation	40	87
Change in fair value of warrant liability	(2)	14
Changes in operating assets and liabilities:
Grant receivable	—	77
Prepaid expenses and other current assets	83	247
Deferred financing costs	(311)	—
Accounts payable	206	81
Accrued and other current liabilities	433	(41)
Net cash used in operating activities	(3,373)	(1,627)

INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(8)	—
Net cash used in investing activities	(8)	—

FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	5,060	2,596
Net cash provided by financing activities	5,060	2,596
Net increase in cash and restricted cash	1,679	969
Cash and restricted cash at the beginning of the year	1,292	1,076
Cash and restricted cash at the end of the period	$2,971	$2,045

Supplemental disclosure of non-cash activities:
Settlement of contingency matter	$(3,250)	$—
Settlement of due to Harvard Bioscience included in accrued and other current liabilities	$(750)	$—
Issuance of Series E convertible preferred stock	$4,000	$—
Preferred stock dividends	$95	$—

See accompanying notes to unaudited condensed consolidated financial statements.

BIOSTAGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Overview and Basis of Presentation

Overview

Biostage, Inc. (Biostage or the Company) is a clinical-stage biotechnology company focused on the development of regenerative medicine treatments for disorders of the gastro-intestinal system and the airway that result from cancer, trauma or birth defects. The Company’s technology is based on our proprietary cell-therapy platform that uses a patient’s own stem cells to regenerate and restore function to damaged organs. The Company believes that its technology represents a next generation solution for restoring organ function because it allows the patient to regenerate their own organ, thus eliminating the need for human donor or animal transplants, the sacrificing of another of the patient’s own organs or permanent artificial implants. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and acquiring operating assets. The Company has one business segment and does not have significant costs or assets outside the United States.

On October 31, 2013, Harvard Bioscience, Inc., or Harvard Bioscience, contributed its regenerative medicine business assets, plus $15 million of cash into Biostage, or the Separation. On November 1, 2013, the spin-off of the Company from Harvard Bioscience was completed. On that date, the Company became an independent company that operates the regenerative medicine business previously owned by Harvard Bioscience. The spin-off was completed through the distribution to Harvard Bioscience stockholders of all the shares of common stock of Biostage, or the Distribution.

The Company’s common stock is currently traded on the OTCQB Venture Market under the symbol “BSTG”.

Going Concern

The Company has incurred substantial operating losses since its inception, and as of September 30, 2022 had an accumulated deficit of approximately $81.5 million and will require additional financing to fund future operations. The Company expects that its operating cash on-hand as of September 30, 2022 of approximately $3.0 million will enable it to fund its operating expenses and capital expenditure requirements into the second quarter of 2023. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds to fund its operations. In the event the Company is unable to raise additional capital from outside sources by June of 2023, it may be forced to curtail or cease its operations.

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

The Company’s operations will be adversely affected if it is unable to raise or obtain needed funding and may materially affect the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and therefore, the condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classifications of liabilities that may result from the outcome of this uncertainty.

2.  Summary of Significant Accounting Policies and Recently Issued Accounting Pronouncements

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in Note 2 to the consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Biostage and its three wholly-owned subsidiaries, Harvard Apparatus Regenerative Technology Limited (Hong Kong), Harvard Apparatus Regenerative Technology GmbH (Germany) and Biostage Limited (UK). The functional currency for Biostage and these subsidiaries is the U.S dollar. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements reflect the Company’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States, or U.S. GAAP.

Use of Estimates

The process of preparing condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, share-based compensation, valuation of warrant liability, accrued expenses and the valuation allowance for deferred income taxes. Actual results could differ from those estimates.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of September 30, 2022, condensed consolidated interim statements of operations and stockholders’ (deficit) equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2022, its condensed consolidated results of operations and stockholders’ (deficit) equity for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are unaudited. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period.

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

The Company has accounted for the loan under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, Debt. As such, the loan and applicable accrued interest have been recorded as forgiveness of the notes payable resulting in a gain of approximately $408,000 during the nine months ended September 30, 2021.

Grant income

Grant income is recognized when qualified research and development costs are incurred and recorded in other (expense) income, net in the condensed consolidated statements of operations. When evaluating grant revenue from the SBIR grant, the Company considered accounting requirements under FASB ASC 606, Revenue From Contracts With Customers. The Company concluded that the application of ASC 606 had no impact as there is no exchange of goods or services or an exchange of intellectual property between the parties; therefore, the Company presents grant income in other income.

For the three and nine months ended September 30, 2021, the Company recognized approximately $0 and $165,000, respectively, of grant income from the SBIR Phase II grant. The SBIR Phase II grant expired effective September 30, 2021.

Restricted Cash

A reconciliation of the cash and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows is as follows:

	September 30,	December 31,
	2022	2021

	(In thousands)
Cash	$2,971	$1,242
Restricted cash	—	50
Total cash and restricted cash as shown in the condensed consolidated statements of cash flows	$2,971	$1,292

Restricted cash consists of approximately $50,000 that was held as collateral for the Company’s credit card program as of December 31, 2021. Prior to September 30, 2022, we cancelled our corporate credit card and liquidated our money market account that was held as collateral for our corporate credit card. The Company’s condensed consolidated statements of cash flows include restricted cash with cash when reconciling the beginning-of-period and end-of-period total amounts shown on such statements.

Recently Adopted Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

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

The Company had no assets or liabilities classified as Level 2 or Level 3 as of September 30, 2022 and no assets or liabilities classified as Level 2 as of December 31, 2021. The Company’s restricted cash consisted of a $50,000 cash deposit that served as collateral for the Company’s credit card program held in a demand money market account and measured at fair value based on quoted prices, which are Level 1 inputs. As of December 31, 2021, the Company classified warrants to purchase common stock that were accounted for as liabilities as Level 3 liabilities, as more fully discussed below.

The following fair value hierarchy tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurement as of September 30, 2022
(in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$—	$—	$—	$—
Total	$—	$—	$—	$—

Liabilities:
Warrant liability	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Fair Value Measurement as of December 31, 2021
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$50	$—	$—	$50
Total	$50	$—	$—	$50

Liabilities:
Warrant liability	$—	$—	$2	$2
Total	$—	$—	$2	$2

During 2016 and 2017, the Company closed a sale of shares of the Company’s common stock, the issuance of warrants to purchase shares of common stock, and the issuance of warrants to the placement agent for each transaction. Due to a cash put provision within the warrant agreement, which could be enacted in certain change in control events, a liability associated with those 1,044,396 warrants was initially recorded at fair value and subsequently re-measured each reporting period. The changes in the fair value between issuance and the end of each reporting period is recorded as a component of other income (expense), net, in the condensed consolidated statements of operations.

During 2017, the holders of 952,184 warrants agreed to a modification of the term which removed the cash put provision. The remaining 92,212 warrants were re-measured at each reporting period as long as they are outstanding and un-modified. In February of

2022, the remaining 92,212 warrants expired unexercised resulting in a $2,000 gain on extinguishment recorded in other (expense) income, net for the nine months ended September 30, 2022.

The following table presents a reconciliation of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022:

Warrant liability
(In thousands)
Balance at December 31, 2021	$2
Change in fair value upon extinguishment	(2)
Balance at September 30, 2022	$—

Warrants to purchase common stock activity for the nine months ended September 30, 2022 was as follows:

		Weighted-average
	Amount	exercise price
Outstanding at December 31, 2021	2,501,419	$4.35
Issued	427,390	8.88
Expired	(1,040,187)	7.59
Outstanding at September 30, 2022	1,888,622	3.58

The Company had re-measured the warrant liability to estimated fair value at inception, prior to modification and at December 31, 2021 using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2021
Risk-free interest rate	0.05%
Expected volatility	174.54%
Expected term (in years)	0.1	years
Expected dividend yield	—
Exercise price	$8.00
Market value of common stock	$2.30

4.  Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30,	December 31,
	2022	2021

	(in thousands)
Advisory costs	$262	$151
Due to Harvard Bioscience	64	—
Legal costs	35	577
Audit services	68	59
Other liabilities	52	13
Total accrued and other current liabilities	$481	$800

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

The proceeds were allocated to the common stock and warrants based on their relative fair values resulting in $3.6 million and $1.5 million to the common stock and warrants respectively. The Company classified these warrants on its condensed consolidated balance sheets as equity because the warrants do not have any redemption features nor a right to put for cash that is outside the control of the Company The warrants were valued using the Black-Scholes model based on the following weighted average assumptions:

Risk-free interest rate	2.81%
Expected volatility	127.36%
Expected term	5	years
Expected dividend yield	—
Exercise price	$8.88
Market value of common stock	$5.50

If the Company fails for any reason to deliver to the warrant holders, subject to a notice of exercise by the warrant share delivery date, the Company shall pay to the holder, in cash, as liquidated damages and not as a penalty, for each $1,000 of warrant Shares subject to such exercise (based on the volume weighted average price of the common stock on the date of the applicable Notice of Exercise), $5 per Trading Day (increasing to $10 per Trading Day on the fifth Trading Day after such liquidated damages begin to accrue) for each Trading Day after such Warrant Share Delivery Date until such Warrant Shares are delivered or Holder rescinds such exercise.

During the nine months ended September 30, 2021, the Company issued a total of 1,300,000 shares of its common stock and warrants to purchase 650,000 shares of common stock with an exercise price of $2.00 per share, at a purchase price of $2.00 per unit. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. The shares and warrants were sold to a group of investors for aggregate net proceeds of approximately $2.6 million, of which $1.8 million and $0.8 million were allocated to the common stock and warrants, respectively. The Company classified these warrants on its condensed consolidated balance sheets as equity because the warrants do not have any redemption features nor a right to put for cash that is outside the control of the Company, and valued using the Black-Scholes model based on the following weighted average assumptions:

Risk-free interest rate	0.82%
Expected volatility	121.2%
Expected term	5	years
Expected dividend yield	—
Exercise price	$2.08
Market value of common stock	$2.58

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

On June 10, 2022, following the execution of a subscription agreement and HBIO providing evidence of payment of the requisite $4.0 million amount, the Company issued HBIO 4,000 shares of Series E Convertible Preferred Stock, or Series E Preferred, at a price of $1,000 per share to satisfy the Company’s related indemnification obligations pertaining to the $4.0 million, in lieu of paying cash.  As of September 30, 2022, there were 4,000 shares of Series E Preferred outstanding and approximately $95,000 accrued as dividends payable as shares of Series E Preferred.

The rights, preferences, and privileges of the Series E Preferred stock were as follows as of September 30, 2022:

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

The conversion options require settlement through a variable number of shares. Based on the mechanic of the conversion options, it is not possible to determine if the Company would be able to satisfy the settlement of the conversion option. Shareholder approval would be required to increase the number of authorized common shares. This action would be outside of the control of the Company. Accordingly, it is presumed that cash settlement would be required. Management has determined that based upon this analysis, temporary equity classification would be appropriate.

Other than Series E Preferred shares, there were no other shares of any of the other classes of preferred stock outstanding as of September 30, 2022. Authorized shares for each preferred stock class are as follows:

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

In June 2020, the Company’s shareholders approved the Plan, to among other things, increase of the number of shares of the Company’s common stock available for issuance pursuant to the 2013 Equity Incentive Plan by 3,000,000 shares, which increased the total shares authorized to be issued under the Plan to 5,098,000. There were 2,568,823 shares available for issuance as of September 30, 2022.

The Company has granted options to purchase common stock under the Plan. Stock option activity during the nine months ended September 30, 2022 was as follows:

		Weighted-average	Weighted-average	Aggregate intrinsic
	Amount	exercise price	contractual life (years)	value (in thousands)
Outstanding at December 31, 2021	2,332,603	$3.93	8.30	$294
Granted	325,984	4.81
Canceled / forfeited	(150,097)	3.39
Outstanding at September 30, 2022	2,508,490	3.95	7.92	10,861
Options exercisable	1,395,359	4.76	7.43	6,221
Options vested and expected to vest	2,508,490	4.05

The Company’s outstanding stock options include 510,742 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. Total unrecognized compensation expense for the remaining performance-based awards is approximately $1.3 million. No expense has been recognized for these awards as of September 30, 2022 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes.

Aggregate intrinsic value for outstanding options and exercisable options as of September 30, 2022, was approximately $10.9 million and $6.2 million, respectively, based on the Company’s closing stock price of $7.10 per share as of September 30, 2022. As of September 30, 2022, unrecognized compensation cost related to unvested non-performance-based awards amounted to $1.4 million, which will be recognized over a weighted-average period of 1.09 years.

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing options granted during the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
	2022		2021
Risk-free interest rate	2.71%		0.89%
Expected volatility	123.53%		116.86%
Expected term (in years)	5.8	years	5.3	years
Expected dividend yield	—%		—%

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Research and development	$72	$96	$220	$213
General and administrative	172	64	536	208
Total stock-based compensation	$244	$160	$756	$421

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

In relation to the litigation, the Company had incurred approximately $5.9 million of aggregate costs of which approximately $0.3 million remain unpaid as of September 30, 2022. This aggregate amount included the cost of both the accrual for this contingency matter of approximately $3.3 million and approximately $2.6 million of legal and related costs incurred by the Company, which consisted of attorneys’ fees and advisor and specialist costs as part of its defense in this matter. For the nine months ended September 30, 2022, the Company incurred legal and related costs of approximately $1.3 million recorded in general and administrative expenses. On March 3, 2022, the Company received a cash payment of approximately $0.1 million from Medmarc, the Company’s insurance carrier. This amount represented a reimbursement of previously incurred legal costs and was recorded as a reduction to general and administrative expenses during the nine months ended September 30, 2022.

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

9.  Leases

The Company leases laboratory and office space and certain equipment with remaining terms ranging from 0.7 to 2.1 years.

The laboratory and office space arrangement is under a sublease that was renewed in December of 2021 and currently extends through May 31, 2023. This lease automatically renews annually for one-year periods unless the Company or the counterparty provides a notice of termination within one hundred and eighty days prior to May 31st of each year.

On January 5, 2022, the Company executed a four-month sublease agreement for certain laboratory and office space at its Holliston, Massachusetts facility. The Company further extended the sublease agreement on a month-to-month basis until August 31, 2022 when the other party vacated the premises. For the three and nine months ended September 30, 2022, the Company recorded sublease income of approximately $26,000 and $87,000, respectively, relating to this agreement.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its condensed consolidated balance sheets:

		September 30,	December 31,
	Balance Sheet Classification	2022	2021

Assets:
Operating lease assets	Right-of-use asset, net	$88	$169
Liabilities:
Current portion of operating lease liabilities	Current portion of operating lease liabilities	79	110
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	9	59
Total operating lease liabilities		$88	$169

The Company recorded operating lease expense in the following categories in its condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Research and development	$19	$19	$58	$38
General and administrative	11	11	33	22
Total	$30	$30	$91	$60

Cash paid included in the computation of the operating lease assets and lease liabilities during the three and nine months ended September 30, 2022 amounted to approximately $30,000 and $91,000, respectively. Cash paid in the computation of the operating lease assets and lease liabilities during the three and nine months ended September 30, 2021 amounted to approximately $30,000 and $60,000, respectively.

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

	As of September 30,
	2022	2021
Remaining lease term (in years)	0.94	1.38
Discount rate	9.35%	10.54%

The minimum lease payments for the next five years are expected to be as follows:

As of
September 30, 2022
(in thousands)
2022	$30
2023	55
2024	7
2025	—
Total lease payments	92
Less: imputed interest	4
Present value of operating lease liabilities	$88

10.  Net Loss Per Share

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net loss	$(1,056)	$(849)	$(4,578)	$(2,105)
Preferred stock dividends	(77)	—	(95)	—
Net loss attributable to common stockholders	$(1,133)	$(849)	$(4,673)	$(2,105)

Basic and diluted weighted average common shares outstanding	11,615,642	10,014,494	11,205,477	9,614,781

Basic and diluted net loss per share attributable to common stockholders	$(0.10)	$(0.08)	$(0.42)	$(0.22)

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the nine months ended September 30, 2022 and 2021 because including them would have had an anti-dilutive effect:

	Nine months ended September 30,
	2022	2021
Options to purchase common stock	2,508,490	1,503,182
Warrants to purchase common stock	1,888,622	2,543,201
Series E convertible preferred stock	653,128	—
Total	5,050,240	4,046,383

11.  Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2022 and 2021, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2022 and 2021, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

The Company maintains the Harvard Apparatus Regenerative Technology GmbH (Germany) subsidiary whereas in fiscal years 2013, 2014 and 2015 certain withholding taxes were paid to the German tax authorities. In June of 2021, the Company received a refund payment of approximately $71,000 for certain withholding taxes paid during those fiscal years. This amount has been recorded in other (expense) income, net, for the three and nine months ended September 30, 2021.

12.  Subsequent Events

The Company performed a review of events subsequent to the balance sheet through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements except as disclosed below.

On October 17, 2022, we issued 28,109 shares of common stock in connection with a cashless exercise of 39,000 warrants.

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

Biostage, Inc. is referred to herein as “we,” “our,” “us”, and “the Company”.

Business Overview

We are a clinical-stage biotechnology company focused on the development of regenerative medicine treatments for disorders of the gastro-intestinal system and the airway that result from cancer, trauma or birth defects. Our technology is based on our proprietary cell-therapy platform that uses a patient’s own stem cells to regenerate and restore function to damaged organs. We believe that our technology represents a next generation solution for restoring organ function because it allows the patient to regenerate their own organ, thus eliminating the need for human donor or animal transplants, the sacrificing of another of the patient’s own organs or permanent artificial implants.

We conducted the world’s first successful regeneration of the esophagus in a cancer patient in August 2017. This surgery was performed by Dr. Denis Wigle, Chair of Thoracic Surgery at the Mayo Clinic in a patient with esophageal cancer. The results were published in the Journal of Thoracic Oncology Clinical and Research Reports in August 2021. The procedure demonstrated that using the Biostage technology, we were able to successfully regenerate esophageal tissue, including the mucosal lining, to restore the integrity, continuity and functionality of the esophageal tube. This successful first-in-human experience, plus the research we have performed on 45 pigs, led the FDA to approve our 10-patient combined phase 1 and phase 2 clinical trial. This combination trial will measure both safety and efficacy in the patient population.

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

Since our incorporation, we have devoted substantially all of our resources to developing our programs, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the sales of common stock and preferred stock. In December 2017, we sold the inventory and rights to manufacture and sell research-only versions of our bioreactors to Harvard Bioscience. We did not recognize any revenues during the quarters ended September 30, 2022 and 2021.

Our product candidates are currently in development and have not yet received regulatory approval for sale anywhere in the world.

Financial Condition and Need for Additional Funds

We expect to continue to incur operating losses and negative cash flows from operations for 2022 and in future years.

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of September 30, 2022 had an accumulated deficit of approximately $81.5 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of September 30, 2022 of approximately $3.0 million will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We expect to continue to incur operating losses and negative cash flows from operations for 2022 and in future years. Therefore, as disclosed in Note 1 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional funds to fund our operations. In the event we do not raise additional capital from outside sources prior to the end of June of 2023, we may be forced to curtail or cease our operations.

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

Our operations will be adversely affected if we are unable to raise or obtain needed funding and may materially affect our ability to continue as a going concern. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and therefore, the condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classifications of liabilities that may result from the outcome of this uncertainty.

Small Business Innovation Research Grant

On March 28, 2018, we were awarded a Fast-Track Small Business Innovation Research (SBIR) grant by the Eunice Kennedy National Institute of Child Health and Human Development (NICHD) to support testing of pediatric Biostage Esophageal Implants. For the three and nine-month periods ended September 30, 2021, the Company recognized approximately $0 and $165,000, respectively, of grant income from the SBIR grant. The SBIR grant expired effective September 30, 2021.

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

Forgiveness of notes payable. On May 23, 2021, we were notified by our lender that provided our related Loan that the SBA determined that our application for loan forgiveness was approved, and the SBA remitted the forgiveness amount to our lender. We have accounted for this loan forgiveness as an extinguishment during the nine months ended September 30, 2021.

Sublease income. On January 5, 2022, the Company executed a four-month sublease agreement for certain laboratory and office space at its Holliston, Massachusetts facility. The Company further extended the sublease agreement to a month-to-month basis until August 31, 2022 when the other party vacated the premises.. For the three and nine months ended September 30, 2022, the Company recorded sublease income of approximately $26,000 and $87,000, respectively, relating to this agreement.

Grant income. Grant income reflects income earned under the SBIR grant. Grant income was recognized based on timing of when qualified research and development costs are incurred.

Other (expense) income, net. Other (expense) income, net, consists primarily of the changes in fair value of our warrant liability from the change in the fair value of common stock warrants classified as liability awards during the three and nine months ended September 30, 2021. We previously used the Black-Scholes pricing model to value the related warrant liability. In February of 2022, the underlying common stock warrants expired unexercised.

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

While our significant accounting policies are discussed in more detail in Note 2 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

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

Warrant Liability

Most of the warrants to purchase shares of our common stock have been classified on our condensed consolidated balance sheets as equity. We classify warrants as a liability in our condensed consolidated balance sheets if the warrant is a free-standing financial instrument that may require us to transfer cash consideration upon exercise and that cash transfer event would be out of our control. Such a “liability warrant” is initially recorded at fair value on the date of grant using the Black-Scholes model, net of issuance costs, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrants is recognized as a component of other income (expense) in the condensed consolidated statements of operations. The warrants classified as a liability expired unexercised during the nine months ended September 30, 2022 and the remaining liability on the expiration date of approximately $2,000 was recognized as other income.

Results of Operations

The following table summarizes the results of our operations for the three and nine-months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Change 2022 vs. 2021		For the Nine Months Ended September 30,		Change 2022 vs. 2021
	2022	2021	Change	%	2022	2021	Change	%
Operating expenses
Research and development	$369	$250	$119	48%	$998	$1,023	$(25)	(2)%
General and administrative	711	572	139	24%	3,662	1,712	1,950	114%
Total operating expenses	1,080	822	258	31%	4,660	2,735	1,925	70%

Other income (expense)
Forgiveness of notes payable	—	—	—	nm %	—	408	(408)	(100)%
Sublease income	26	—	26	nm %	87	—	87	100%
Grant income	—	—	—	nm %	—	165	(165)	(100)%
Other (expense) income, net	(2)	(27)	25	(93)%	(5)	57	(62)	(109)%
Total other income (expense), net	24	(27)	51	(189)%	82	630	(548)	(87)%
Net loss	$(1,056)	$(849)	$(207)	24%	$(4,578)	$(2,105)	$(2,473)	117%

nm = not meaningful

Comparison of the three months ended September 30, 2022 and September 30, 2021

Research and Development Expense

Research and development expense increased approximately $0.1 million, or 48%, to approximately $0.4 million for the three months ended September 30, 2022 as compared to approximately $0.3 million for the three months ended September 30, 2021. This increase was primarily due to legal costs incurred for a patent application and consulting fees.

General and Administrative Expense

General and administrative expense increased approximately $0.1 million, or 24%, to approximately $0.7 million for the three months ended September 30, 2022 as compared to approximately $0.6 million for the three months ended September 30, 2021. This increase was primarily due to higher share-based compensation expense and increased headcount related costs of approximately $0.1 million and an increase of approximately $0.1 million for outside consulting fees for supporting our ongoing public company requirements and special meeting of stockholders offset by the reduced legal and related costs of approximately $0.1 million relating to the completion of litigation for a wrongful death complaint and related matters more fully described in Note 8 to our condensed consolidated financial statements.

Sublease income

On January 5, 2022, we executed a four-month sublease agreement for certain laboratory and office space at our Holliston, Massachusetts facility. The Company further extended the sublease agreement on a month-to-month basis which is ongoing as of September 30, 2022. For the three months ended September 30, 2022, we recorded sublease income of approximately $26,000 relating to this agreement.

Grant income

For the three months ended September 30, 2022 and 2021, we recorded grant income of approximately $0 in both periods for qualified expenditures under our SBIR grant which expired effective September 30, 2021.

Other (expense) income, net

During the three months ended September 30, 2021, the change in fair value of our warrant liability resulted in other expense of approximately $27,000 due primarily to an increase in the stock price of the underlying common shares.

During the three months ended September 30, 2022, we recorded interest expense of approximately $2,000 for on insurance installment payments.

Comparison of the nine months ended September 30, 2022 and 2021

Research and Development Expense. Research and development expense decreased approximately $25,000, or 2%, to $1 million for the nine months ended September 30, 2022 as compared to approximately $1 million for the nine months ended September 30, 2021. This decrease was primarily due to approximately $0.1 million decrease in outsourced study costs offset by an increase of $0.1 million relating to laboratory operations.

General and Administrative Expense. General and administrative expense increased approximately $2 million, or 114%, to approximately $3.7 million for the nine months ended September 30, 2022 compared to approximately $1.7 million for the nine months ended September 30, 2021. This increase was due to primarily to an increase in legal and related costs of approximately $1.4 million relating to the contingency matter for our litigation that has been settled for a wrongful death compliant and related matters more fully described in Note 8 to our condensed consolidated financial statements, an increase of approximately $0.4 million for higher stock-based compensation expenses and increased headcount related costs and an increase of approximately $0.2 million for outside consulting fees for supporting our ongoing public company requirements.

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

Sublease income. On January 5, 2022, we executed a four-month sublease agreement for certain laboratory space at our Holliston, Massachusetts facility. For the nine months ended September 30, 2022, we recorded sublease income of approximately $0.1 million relating to this agreement.

Grant income

For the nine months ended September 30, 2022 and 2021, we recorded grant income of approximately $0 and $0.2 million, respectively, for qualified expenditures under our SBIR grant which expired effective September 30, 2021.

Other (expense) income, net

The warrants classified as a liability expired unexercised during the nine months ended September 30, 2022 and the remaining liability on the expiration date of approximately $2,000 was recognized as other income. During the nine months ended September 30, 2021, the change in fair value of our warrant liability resulted in other expense of approximately $14,000 due primarily to a higher stock price of the underlying common shares.

During the nine months ended September 30, 2022, we recorded interest expense of approximately $7,000 for on insurance installment payments. During the nine months ended September 30, 2021, we received a refund payment of approximately $0.1 million for certain withholding taxes paid in previous years to the German tax authorities which were remitted on to us on behalf of Harvard Apparatus Regenerative Technology GmbH, our German subsidiary.

Liquidity and Capital Resources

Sources of liquidity. We have incurred operating losses since inception, and as of September 30, 2022, we had an accumulated deficit of approximately $81.5 million. We are currently investing significant resources in the development and commercialization of our product candidates for use by clinicians and researchers in the fields of regenerative medicine and bioengineering. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future.

The following table sets forth the primary uses of cash for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(3,373)	$(1,627)
Net cash used by investing activities	$(8)	$—
Net cash provided by financing activities	$5,060	$2,596

Comparison of Nine months Ended September 30, 2022 and 2021

Operating activities. Net cash used in operating activities of approximately $3.4 million for the nine months ended September 30, 2022 was due primarily to our net loss of approximately $4.6 million and an increase of $0.3 million for financing costs offset by adjustments for non-cash items of approximately $0.8 million due to non-cash expenses for share-based compensation and depreciation, and an approximately $.7 million increase to cash from changes in working capital due to the timing of payments for accounts payable, accrued expenses and prepaid expenses.

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

Investing activities. Net cashed used in investing activities for the nine months ended September 30, 2022 and 2021 totaled approximately $8,000 and zero, respectively, and represented purchases of property, plant and equipment.

Financing activities. Net cash generated from financing activities during the nine months ended September 30, 2022 of approximately $5.1 million consisted of net proceeds received from a private placement transaction that resulted in the issuance of 854,771 shares of our common stock at a purchase price of $5.92 per share and warrants to purchase 427,390 shares of common stock at an exercise price of $8.88 per share to a group of investors.

Net cash generated from financing activities during the nine months ended September 30, 2021 of approximately $2.6 million consisted of net proceeds received from private placement transactions that resulted in the issuance of 1,300,000 shares of our common stock at a purchase price of $2.00 per share and warrants to purchase 150,000 shares of common stock at an exercise price of $2.00 per share to a group of investors.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of September 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Interim Chief Executive Officer, Director, and Chairman, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon the evaluation described above, our principal executive officer and our principal financial and accounting officer have concluded that they believe our disclosure controls and procedures were effective as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial and accounting officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended September 30, 2022. During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

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

On April 27, 2022, the Company and HBIO executed a settlement with the plaintiffs (the “Settlement”), which resolves all claims relating to the litigation. The Settlement resulted in the dismissal with prejudice of the wrongful death claim, and neither we nor HBIO admitted any fault or liability in connection with the claim. The Settlement also resolves any and all claims by and between the parties and our products liability insurance carriers, which resulted in the dismissal with prejudice of all claims asserted by or against those carriers, the Company and HBIO. However, based on review of the circumstances surrounding the Settlement, we recorded an accrual for this matter of approximately $3.3 million in general and administrative expenses during the year ended December 31, 2021.

In relation to the litigation, we have incurred approximately $5.9 million of aggregate costs, of which approximately $0.3 million remain unpaid as of September 30, 2022. This aggregate amount includes the cost of both the accrual for contingency matter of approximately $3.3 million and approximately $2.6 million of legal and related costs incurred by us which consist of attorney’s fees and advisor and specialist costs as part of our defense in this matter. For the nine months ended September 30, 2022, we incurred legal and related costs of approximately $1.3 million recorded in general and administrative expenses. On March 3, 2022, we received a cash payment of approximately $0.1 million from Medmarc, our insurance carrier. This amount represented a reimbursement of previously incurred legal costs and was recorded as a reduction to general and administrative expenses during the nine months ended September 30, 2022.

With respect to such $5.9 million of costs described above, we were required to either pay such costs directly or indemnify HBIO as to such amounts it incurs. Of such amounts, we anticipated that HBIO would pay an aggregate amount of $4.0 million by the end of the second quarter of 2022. With respect to the indemnification obligation of the Company to HBIO pertaining to such costs, we and HBIO entered into a Preferred Issuance Agreement dated as of April 27, 2022, or the “PIA”. In connection with the PIA, we and HBIO agreed that once HBIO had paid at least $4.0 million in such costs, to satisfy our indemnification obligations with respect thereto, in lieu of paying cash, we would issue senior convertible preferred stock to HBIO that will contain terms as described in the PIA, including the term sheet attached thereto. On June 10, 2022, following the execution of a subscription agreement and HBIO providing evidence of payment of the requisite $4.0 million amount, we issued HBIO 4,000 shares of Series E Preferred Stock at a price of $1,000 per share to satisfy our related indemnification obligations aggregating $4.0 million, which included the accrual for contingency of approximately $3.3 million and approximately $0.8 million of legal and related costs paid on behalf of the Company by HBIO.

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

Regulatory approval delays due to COVID-19

COVID-19 may impede clinical trials and slow down regulatory actions. It could adversely affect the entire clinical trial spectrum from enrollment to data analysis. Assuming patients enroll, clinical trials may face disruptions to protocol schedules for treatment and follow-up visits. Reports from Europe have noted overwhelmed facilities where all non-critical visits have been postponed or canceled. Many U.S. hospitals have followed suit to limit exposure and allow for care of COVID-19 patients. Deviations from trial protocols could present challenges when it comes time to analyze the related data set. Some clinics may stop allowing clinical trial monitors on site. Without reconciling the data, we may be unable to "lock" the trial database, an essential step that precedes the analysis of the data.

We rely on regular interaction and guidance from the FDA and other regional/country regulatory authorities/agencies to plan research and development activities across all stages. Due to the COVID-19 pandemic, the FDA and worldwide regulatory authorities have a great deal of resources dedicated to COVID-19 related matters, resulting in disruption in their ability to fully support the regulatory clearance/approval processes. As resources continue to be diverted, regulatory clearances/approvals may continue to be delayed, until the pandemic is under control. Therefore, delays with approvals, clearances, inspections, and meetings that are currently being experienced may continue for the foreseeable future. Postponement of these interactions could delay us from bringing our product candidates to market.

Impact of COVID-19, Supply Chain Disruptions and Other Matters

The impact of the COVID-19 outbreak has subsided substantially in the U.S. but continues to result in reduced activity levels outside of the U.S., such as continued restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes or places of business. In response to the global supply chain instability and inflationary cost increases, we have taken action to minimize, as much as possible, any potential adverse impacts by working with our suppliers to monitor the availability of raw material components (e.g., polymers and organic solvents), lead times, and freight carrier availability. We expect global supply chain instability will continue to have an impact on our business, but to date that has not been material to our financial performance or the development of our products. The consequences of the pandemic, global supply chain instability and inflationary cost increases and their adverse impact to the global economy, continue to evolve. Accordingly, the significance of the future impact to our business, financial condition and results of operations remains subject to significant uncertainty.

Item 6.	Exhibits

Exhibit Index
10.1	Employment Agreement between Biostage, Inc. and Joseph L. Damasio, Jr. (previously filed as an exhibit to Form 8-K, filed on August 10, 2022, and incorporated herein by reference)

10.2	Form of Securities Purchase Agreement (previously filed as an exhibit to Form 8-K, filed on May 13, 2022, and incorporated herein by reference)

31.1+

Certification of Interim Chief Executive Officer, Director, and Chairman of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+

Certification of Chief Financial Officer of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Interim Chief Executive Officer, Director, and Chairman of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Date: November 14, 2022

BIOSTAGE, INC.

By:	/s/ David Green
Name: David Green
Title: Interim Chief Executive Officer, Director, and Chairman (principal executive officer)

By:	/s/ Joseph L.Damasio Jr.
Name: Joseph L. Damasio Jr.
Title: Chief Financial Officer (principal financial officer)