Form 10-K
period 2022-12-31
Biostage, Inc.
filed 2023-03-30
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022
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

YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2022 was approximately $34.5 million based on the closing sale price on that date of $4.65. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

At March 20, 2023, there were 12,206,400 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

BIOSTAGE, INC.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2022

i

Forward-Looking Statements

This Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act), each as amended. The forward-looking statements are principally, but not exclusively, contained in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations and our plans, objectives, expectations and intentions that are not historical facts and the potential impact of COVID-19 on our business and operations. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expect,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “think,” “continue,” “potential,” “is likely,” “permit,” “objectives,” “optimistic,” “new,” “goal,” “target,” “strategy” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 24 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. Biostage, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

ii

PART I

Item 1. Business.

OVERVIEW

We are a clinical-stage biotechnology company developing regenerative-medicine treatments for disorders of the gastro-intestinal system and the airway resulting from cancer, trauma or birth defects. Our technology is based on our proprietary cell-therapy platform that uses a patient’s own stem cells to regenerate and restore function to damaged organs. We believe that our technology represents a next-generation solution for restoring organ function because it allows the patient to regenerate their own organ, thus eliminating the need for human donor or animal transplants, the sacrifice of another of the patient’s own organs or permanent artificial implants.

In August 2017, we conducted the world’s first successful regeneration of the esophagus after the cancer in the patient’s esophagus had been surgically removed. This surgery was performed by Dr. Dennis Wigle, Chair of Thoracic Surgery at the Mayo Clinic. The results were published in the Journal of Thoracic Oncology Clinical and Research Reports in August 2021. The procedure demonstrated that our technology was able to successfully regenerate esophageal tissue, including the mucosal lining, to restore the integrity, continuity and functionality of the esophageal tube.

Our technology uses mesenchymal stem cells that are retrieved via biopsy from the patient’s abdominal adipose, or fat, tissue prior to surgery. These stem cells are isolated, expanded and then implanted on a hollow, tubular scaffold made from extremely thin fibers of polyurethane. The scaffold is then incubated in a customized bioreactor where the stem cells expand further and begin to adhere to the fibers of the scaffold. The finished graft is then surgically implanted to replace the resected portion of the damaged organ. Several weeks after surgery, once a conduit has been established, the implanted scaffold is removed. No permanent artificial implant remains in the body.

We are initially targeting regeneration of the organs of the gastro-intestinal tract and the airway, where organ transplants are not medically possible today. Human-donor organ transplants or animal xenotransplants are currently not performed for these organs due to high rates of rejection. Additionally, we believe that our technology and intellectual property will allow us to develop organ-regeneration treatments for other organs.

Based on our successful first-in-human procedure and our preclinical procedures in over 50 pigs, the U.S. Food and Drug Administration, or FDA has approved our Investigational New Drug (IND) application to begin a combined phase 1/2 clinical trial for esophageal regeneration. This open-label trial will assess both safety and efficacy in up to ten patients requiring up to a 6cm esophageal replacement for any reason, including cancer, at up to five U.S. hospitals. We have contracted with IQVIA, a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry, as the contract research organization (CRO) to manage our first clinical trial. We intend to initiate this trial in the second quarter of 2023.

Our product candidates are currently in development and have not yet received regulatory approval for sale anywhere in the world.

Our Pipeline

We believe our organ-regeneration technology has the potential for broad applications in the field of medicine, for the repair or replacement of diseased or damaged organs. We are initially targeting conditions of the esophagus, including cancer, traumatic injury and birth defects. Additional product candidates in our development pipeline include ones to treat cancer, injury and birth defects of the bronchus. Based on discussions with surgeons familiar with regenerative medicine techniques, we believe that our technology may also be applicable to treating cancer, injury and birth defects in the colon and intestine.

Our Strategy

Our strategy is to develop and advance our pipeline of products, beginning with our lead product for the treatment of esophageal cancer, through clinical development and commercialization. The key elements of our strategy include:

●	Initiate the phase 1/2 clinical trial for our lead product candidate, the BiostageTM Esophageal Implant, for the treatment of severe esophageal disease. Based upon our successful initial case of esophageal regeneration and our animal models, the FDA has approved our Investigational New Drug (IND) application to commence a clinical trial in up to ten patients. We plan to initiate this trial in early 2023.

●	Advance our other pipeline products through clinical development. Based on the establishment of a favorable safety and efficacy profile that we expect to demonstrate in our phase 1/2 clinical trial for regeneration of the esophagus, we intend to initiate a clinical trial for the treatment of esophageal atresia, a rare birth defect. As we build our safety and efficacy data, we plan to initiate clinical trials in other areas including cancer, injury and birth defects in the bronchus.

●	Develop our technology for use in other life-threatening conditions that have a relatively shorter time to market. We believe our technology has broad applications to treat organ failure. We intend to develop products focused on life-threatening conditions where current treatments are ineffective, expensive or both. Many organ failures are orphan diseases, and we have orphan drug designations from the FDA on our product candidates for severe disease in both the esophagus and the trachea. We believe that developing products for such conditions will require smaller clinical trials and an overall less expensive development pathway than developing treatments for less severe conditions.

●	Pursue development pathways in international markets. In addition to the U.S., we intend to pursue regulatory approval for our products in several key international markets, including China, Europe and the UK. Many of the conditions we are targeting have significantly higher patient populations in foreign countries than in the U.S., thereby making them attractive commercial markets. We intend to engage foreign health regulatory bodies to develop clinical and regulatory strategies to gain international approvals.

●	Collaborate with leading medical and research institutions to develop our products and build awareness. We intend to continue to collaborate with thought-leading medical institutions as we continue clinical development of our products and ultimately reach commercialization. We currently have a co-development initiative with the Mayo Clinic and with the Connecticut Children’s Medical Center. We intend to build additional partnerships and collaborations with leading institutions that we believe will help to drive awareness of our products and increase the likelihood of market adoption.

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

The current treatment for patients with esophageal cancer is removal of the diseased part of the esophagus in a surgical procedure called an esophagectomy. The gap left by the removal of part of the esophagus is then repaired using one of two, difficult and expensive surgeries, both of which have frequent and significant complications. The first type of surgery is gastric pull-up. In this surgery, the patient’s stomach is reshaped into a tube and pulled up from the abdomen into the chest to connect to the top of the esophagus. With gastric pull-up, the patient no longer has a stomach with which to digest food. In the second type of surgery, termed colonic interposition, a piece of the patient’s bowel is cut out and used to bridge the gap where the diseased esophagus was removed. With colonic interposition, the patient often has insufficient intestine to digest food properly. Both surgical procedures have high rates of complications such as damage to the lungs and infections caused by leakage of stomach acids into the chest. Even with these surgical treatments, esophageal cancer is one of the deadliest forms of cancer.

In addition to cancer, there are other injuries to the esophagus such as fistulas (holes), injuries caused by the accidental ingestion of acids and alkalis, and birth defects. These are all difficult to treat surgically and often have significant long-term complications.

Hence, there is an enormous need for, and a huge market for, a better treatment for cancer, injuries and birth defects of the esophagus.

Our Solution – Biostage Organ-Regeneration Technology

Our organ-regeneration technology uses a patient’s own stem cells seeded on a temporary scaffold to regrow and restore their damaged organ. We believe our technology has numerous advantages over other attempts to restore organ function because our implant is not a transplant of a human-donor organ, it is not a transplant of an animal organ, it is not a piece of one of the patient’s other organs, and it is not an artificial implant that remains permanently in the body. Our implants will allow the patient to regenerate their own organ inside their own body.

Our esophageal implant consists of a hollow, tubular scaffold consisting of a thin polyurethane fiber mesh that is formed in the shape of the damaged section of the organ. This scaffold is seeded with the patient’s own mesenchymal stem cells which are obtained a few weeks before surgery through a biopsy of adipose (fat) tissue from the patient’s abdomen. The stem cells are isolated and expanded and then seeded onto the tubular scaffold. The scaffold is then be placed into a customized bioreactor for incubation and further cell expansion. During several days of incubation in our bioreactor, the stem cells attach to and grow into the outer 25% of the scaffold. The stem cell-seeded scaffold is then surgically implanted into the patient to bridge the gap created where diseased or damaged part of the esophagus was removed.

The stem cells then stimulate the body’s natural wound-healing process including stimulating new blood vessel formation, scar-tissue formation and the remodeling of that scar tissue into esophageal tissue. The scaffold guides the growth of new cells to regenerate the esophagus. After approximately one month, a complete biological tube, or conduit, has formed and after approximately three months, the tube has developed into a layered structure that contains the critical blood supply, muscles, and mucous-secreting glands to create a functioning esophagus. At this point, the implanted scaffold is removed, as it is not a permanent implant.

Our Technology Platform: How the Biostage Esophageal Implant Works

Cellframe™ Technology

1. Surgery scheduled ~3-4 weeks
2. Cells from a biopsy are retrieved from the patient
3. Cells are taken to the cell lab and are expanded for ~14 days
4. Cells are then transferred onto Biostage's™ scaffold
5. ~3-5 days in a rotating bioreactor
6. Biostage's Cellspan™ implant is then ready to be placed in the patient

The bioreactor and scaffold are made in our clean-room facilities in Holliston, Massachusetts and the cell seeding is performed at the FDA-approved, clinical-grade human cell culture facility at the University of Texas Medical Branch.

Our manufacturing process for the bioreactors and scaffolds has been approved by the FDA for the clinical trial. Based on expected FDA inspections additional development may be necessary for product approval.

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

Advantages of the Biostage Esophageal Implant

Compared with the current standard of care procedures for esophageal cancer patients, either gastric pull-up or colonic interposition, our esophageal implant offers the following major advantages:

●	Patients can avoid the frequently life-threatening complications of either gastric pull up or colonic interpositioning surgery;
●	Autologous stem cells eliminate the risk of immune system rejection;
●	The procedure does not require the sacrifice of the patient’s stomach or colon, so those organs remain intact and function accordingly;
●	It leaves no permanent implant or artificial structure in the body. Permanent implants can lead to long-term complications, including infection, which can lead to further surgical procedures including removal;
●	Eliminates the need for sutures where the two ends of the esophagus are joined together. The sutures are a frequent cause of fluid leaks and infections post-surgery; and
●	Patients can remain on a reasonable diet after a procedure with our esophageal implant.

We believe that these significant medical advantages will lead to strong demand from patients and doctors for our esophageal implant. Additionally, we believe that it will receive a favorable reimbursement profile from payors and insurance companies because of the high cost and complications associated with alternative procedures.

First-In-Human Use of the Biostage Esophageal Implant and Scientific Proof of Esophageal Regeneration

On August 7, 2017, we announced the use of our esophageal implant in a patient at the Mayo Clinic via an FDA-approved single-use expanded access, or compassionate use, application. The patient was a 75-year-old male with a life-threatening cancerous mass in his chest that spanned his heart, a lung, and his esophagus. The surgery was performed by Dr. Dennis Wigle, Chair of Thoracic Surgery, to remove the tumor, repair the heart, part of one lung, and a section of the esophagus. Our esophageal implant was interpositioned into the gap in the esophagus created by the removal of the tumor. The patient’s surgeon informed us at that time that the surgery was successful, and the patient was discharged from the hospital 42 days after implantation. The scaffold and stent were removed on day 104 after implantation.

In February 2018, the surgeon informed us that the patient had died after living approximately eight months after surgery. The surgeon stated that the cause of death was a stroke, and that the stroke was unrelated to the esophageal implant. The surgeon also informed us that a preliminary autopsy had shown that the esophageal implant resulted in a regenerated esophageal tube in the patient, except for a very small (approximately 5mm) hole outside the implant zone on the lateral wall that was right up against a synthetic graft inserted as part of the patient’s heart repair on the vena cava in that same surgery. The synthetic graft on the pericardium was not related to our esophageal implant product candidate and may have acted as an irritant to esophageal tissue where it contacted the esophageal implant. The surgeon also informed us that the esophageal regeneration in this patient was consistent with the regeneration previously observed in our pig studies.

The results were published in the Journal of Thoracic Oncology Clinical and Research Reports in August 2021. The photographs below, taken from the paper, show the explanted esophagus from this procedure. The image on the left is the actual esophagus. As displayed below, the implant zone is visually almost identical to native esophagus which is the area both above and below the implant zone. The thickness, color and texture of the regenerated esophagus is nearly indistinguishable from the native esophagus.

The dark-brown tube in the center of the esophagus is the stent that was added to avoid narrowing of the esophagus. The stent for this patient was changed twice, once prior to our esophageal implant scaffold removal and once after the scaffold and the second stent were removed. The final stent was removed at five and a half months post-surgery. We anticipate that patients treated with our esophageal implant are likely to undergo at least one stent exchange during their recovery with the discontinuation of stents by six to nine months post-surgery. Stents are deployed and retrieved endoscopically, that is, via the mouth, and accordingly, there is no surgical incision in the chest.

The images on the righthand side are photographs taken under a microscope to show, from left to right, cells (stained pink), layered structure (stained blue and purple) and muscles (stained yellow). The images show a high level of consistency between the regenerated esophagus and the native esophagus, both to the naked eye and under the microscope. In the right most panels, the yellowish coloration along the left side of the images shows a continuous line of muscles running up the regenerated esophagus. These muscles are the muscularis mucosae which contract to eject mucous into the esophagus. This mucosal lining is essential to the long-term survival of the patient because it both lubricates the esophagus to allow food to be swallowed and provides a barrier to infection. This mucosal lining was seen at three months in both the human patient and in our pig models.

In this patient we saw the development of a tube of the patient’s own tissue within one month, and the development of the mucosal lining within three months. In pig models we have similarly seen the development of a tube within one month and the development of the mucosal lining within three months. In our clinical trial, the primary endpoint is the development of the tube of the patient’s tissue within three months and one of the secondary endpoints is the development of the mucosal lining within twelve months.

Preclinical Models - Pig Studies

The pre-clinical animal studies using our esophageal implant investigated several key aspects of the product pertaining to the implant procedure, cell survival, the architecture of the regenerated tissue at multiple survival time points, the post-implantation clinical management procedures including Computed Tomography, or CT imaging to assess the growth of new tissue, esophageal stent management, endoscopy procedures, barium swallow tests and nutritional management.

Following implantation, CT imaging revealed early tissue deposition and the formation of a contiguous tissue conduit. Endoscopic evaluation at multiple time points revealed complete epithelialization of the lumenal surface by day 90. Histologic evaluation at several necropsy time points, post-implantation, demonstrated that the tissue continues to remodel over the course of a one-year survival time period, resulting in the development of esophageal structural features, including the mucosal epithelium, muscularis mucosae, lamina propria, as well as smooth muscle proliferation/migration initiating the formation of a laminated adventitia. One-year survival demonstrated restoration of oral nutrition, normal animal growth and the overall safety of this treatment regimen.

The image below is taken from a paper we published in Nature Partner Journals Regenerative Medicine in January 2022, in conjunction with our development partner, Connecticut Children’s Medical Center.

This image shows an esophagus explanted from a pig 90 days after our esophageal implant was implanted. The implant zone is visually almost identical to the native tissue to the left and right of it. We can note the regeneration of the interior surface of the esophagus and the regeneration of the surrounding tissue that is visible in red at the top of the red box. The red color of the surrounding tissue indicates the presence of a healthy blood supply. We note further the glossy, reflective coating on the inside of the esophagus. This is evidence of the mucosal lining which is essential to the long-term survival of the patient. This mucosal lining was seen at three months in the pigs and was also observed in the human patient. The investigators concluded that at one year it was difficult to distinguish neo-tissue versus the native tissue.

Upcoming Phase 1/2 Clinical Trial

Based on both the successful in-human procedure at the Mayo Clinic and our extensive large-animal research, the FDA has approved our Investigational New Drug application to commence our clinical trial. The trial will be a ten-patient combined phase 1/2 trial, in up to five hospitals in the U.S. that measures both the safety and efficacy of our product candidate in the patient population. Enrollment criteria includes any patient that requires removal of a part of the esophagus that is less than six centimeters long for any medical reason. We expect enrolled patients to include esophageal cancer patients, but we may enroll patients with other esophageal conditions that require regeneration. We expect to initiate the trial in the second quarter of 2023.

The primary endpoint of the upcoming trial is the establishment of a continuous biological neoconduit, or tube, by three months post-surgery. We saw this tube at one month in the human patient and in the pigs. One of the secondary endpoints will be the development of a mucosal lining in the esophagus by twelve months post-surgery. We saw this mucosal lining by three months in the human patient and the pigs. Because we reached the primary endpoint and one of the secondary endpoints in both the human patient and the pigs, we believe that we have a high likelihood of success in this clinical trial.

Based on the FDA’s approval of our clinical trial for any condition that requires removal of part of the esophagus, we believe that we are able to pursue the treatment of multiple diseases, injuries or birth defects with a single clinical trial. As a result, we believe that this clinical trial will advance the Biostage Esophageal Implant for numerous indications including to treat esophageal cancer, Barrett esophagus, fistulas, traumatic injury to the esophagus and birth defects in the esophagus. Compared to developing treatments for a single underlying medical condition, we believe that addressing multiple medical conditions in a single clinical trial has the potential to significantly reduce our costs to expand the market for our products.

Preclinical Development

In January 2022, together with Connecticut Children’s Medical Center, we published in Nature Partner Journals Regenerative Medicine the results of implanting pediatric-sized esophageal implants in 15 piglets. Numerous survival times were histologically analyzed to understand the tissue development and timing of the regeneration. Overall, the graft implantation procedure was deemed safe and feasible. The piglets showed regeneration of a conduit, or tube, by one month and the regeneration of a normal mucosal lining by three months. Additionally, histological evaluation demonstrated that the tissue continued to develop throughout the course of the one-year survival period. Importantly, the piglets also showed normal growth and weight gain which are considered critical in treating human babies.

This research also developed novel post-surgical techniques that closely mimic the hospital care that human babies undergo. These techniques included non-invasive CT imaging of the regenerated tissue and feeding the piglets via G tubes which are normally used to feed human babies after surgeries in the gastro-intestinal tract.

Clinical Pathway

We believe that this study laid both the scientific and clinical groundwork for treating babies with birth defects in the esophagus with the Biostage Esophageal Implant. The FDA approval for the clinical trial allows us to treat children once we have established safety in adult patients in the phase 1/2 clinical trial. Once we have established the safety of the implant in adults, we expect to recruit children into the clinical trial.

Orphan Drug Designation – Seven Years of Exclusivity

In November 2016, we were granted Orphan Drug Designation for our esophageal implant by the FDA to restore the structure and function of the esophagus subsequent to esophageal damage due to cancer, injury or congenital abnormalities. We also were granted Orphan Drug Designation for trachea on September 4, 2014.

The Orphan Drug Act provides incentives to manufacturers to develop and market drugs and biologics for rare diseases and conditions affecting fewer than 200,000 persons in the U.S. at the time of application for orphan drug designation, or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting a new drug application, or NDA, or Biologics License Application or BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. The first developer to receive FDA marketing approval for an orphan biologic is entitled to a seven-year exclusive marketing period in the U.S. for that product as well as a waiver of the BLA user fee. The exclusivity prevents FDA approval of another application for the same product for the same indication for a period of seven years, except in limited circumstances where there is a change in formulation in the original product and the second product has been proven to be clinically superior to the first. In addition, Orphan Drug Designation provides a seven-year marketing exclusivity period against competition in the U.S. from the date of a product’s approval for marketing. This exclusivity would be in addition to any exclusivity we may obtain from our patents. Additionally, orphan designation provides certain incentives, including tax credits and a waiver of the BLA fee. We also plan to apply for Orphan Drug Designation for our esophageal implant in Europe. Orphan Drug Designation in Europe would provide market exclusivity in Europe for a period of ten years from the date of the product’s approval for marketing.

Our Strategy

Our strategy is to develop and advance our pipeline of products, beginning with our lead product for the treatment of esophageal cancer, through clinical development and commercialization. The key elements of our strategy include:

●	Initiate the phase 1/2 clinical trial for our lead esophageal implant product candidate for the treatment of severe esophageal disease. Based upon our successful initial case of esophageal regeneration and our animal models, the FDA has approved our IND application to commence a clinical trial in up to ten patients. We plan to initiate this trial in the second quarter of 2023.

●	Advance our other pipeline products through clinical development. Based on the establishment of a favorable safety and efficacy profile that we expect to demonstrate in our phase 1/2 clinical trial for regeneration of the esophagus, we intend to initiate a clinical trial for the treatment of esophageal atresia, a rare birth defect. As we build our safety and efficacy data, we plan to initiate clinical trials in other areas including cancer, injury and birth defects in the bronchus.

●	Develop our technology for use in other life-threatening conditions that have a relatively shorter time to market. We intend to develop products focused on life-threatening conditions where current treatments are ineffective, expensive or both. Many organ failures are orphan diseases, and we have orphan drug designations from the FDA on our product candidates for severe disease in both the esophagus and the trachea. We believe that developing products for such conditions will require smaller clinical trials and an overall less expensive development pathway than developing treatments for less severe conditions.

●	Pursue development pathways in international markets. In addition to the U.S., we intend to pursue regulatory approval for our products in several key international markets, including China, Europe and the UK. Many of the conditions we are targeting, have significantly higher patient populations in foreign countries than in the U.S., thereby making them attractive commercial markets. We intend to engage foreign health regulatory bodies to develop clinical and regulatory strategies to gain international approvals.

●	Collaborate with leading medical and research institutions to develop our products and build awareness. We intend to continue to collaborate with thought-leading medical institutions as we continue clinical development of our products and ultimately reach commercialization. We currently have a co-development initiative with the Mayo Clinic and with the Connecticut Children’s Medical Center. We intend to build additional partnerships and collaborations with leading institutions that we believe will help to drive awareness of our products and increase the likelihood of market adoption.

Our Technology

Biocompatible Scaffold Component

Our proprietary biocompatible scaffold component of our esophageal implant is constructed primarily of extremely thin polyurethane fibers. This material was chosen based on extensive testing of various materials. The scaffold is made using a manufacturing process known as electrospinning. The combination of the electrospinning process, which provides control over the desired microstructure of the scaffold fabric, with the polyurethane results in a scaffold that we believe has favorable biocompatibility characteristics.

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

Our technology is protected by twelve issued U.S. patents (including patents on the bioreactor, the structure of the scaffold and the retrievable nature of the scaffold), two Orphan-Drug Designations from the FDA, both of which confer seven years of exclusivity in addition to protection offered by the patents, and our first-mover advantage which allows us to improve the standard of care. Potential competitors would now have to improve upon our new standard of care rather than just improve on the existing standard of care in order to get their product candidates approved by the FDA. In addition, our patent claims cover patches as well as tubular structures. We intend to develop patches for the repair of tubular organs as well as solid organs.

See the “Intellectual Property, Licenses and Related Agreements” section below for more details.

Additional Targeted Diseases

Targeted Diseases

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

Sources: Global Cancer Statistics 2020: GLOBOCAN Estimates of Incidence and Mortality Worldwide for 36 Cancers in 185 Countries Hyuna Sung, PhD; Jacques Ferlay, MSc, ME; Rebecca L. Siegel, MPH; Mathieu Laversanne, MSc; Isabelle Soerjomataram, MD, MSc, PhD; Ahmedin Jemal, DMV, PhD; Freddie Bray, BSc, MSc, PhD.

The above table excludes case counts for Tracheal Cancer. We estimate there are approximately 1,000 cases per year of trachea cancer in the U.S. and Europe that are severe enough to be treated with our technology. Please see “Life-threatening conditions of the Trachea” below. These numbers of patients do not include those with fistulas, ulcers, injuries or birth defects, all of which we believe may be treatable with our technology.

Because our product candidates are likely to save or extend lives, improve the quality of life, and save money by reducing the complications associated with current surgical repair techniques, we expect to charge more than $250,000 per product in the U.S. market.

Treating even one tenth of only those patients who are diagnosed with esophageal cancer each year could generate billions of dollars in annual revenue. We believe that the market potential for our products is significantly higher.

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

Approximately 5,000 esophagectomy surgeries occur in the U.S. annually to treat esophageal cancer, and approximately 10,000 esophagectomies occur in Europe annually. We believe that approximately one half of the world’s esophageal cancer cases occur in China, which would represent the largest potential patient population for our adult esophageal product candidate. We believe that our esophageal implant, if approved, has the potential to provide a major advance over the current esophagectomy procedures for addressing esophageal disease, which have high complication and morbidity rates.

We believe that our esophageal implant has the potential to provide physicians a new, simpler procedure to restore organ function while significantly reducing complication and morbidity rates compared with the current standard of care, and without creating significant quality of life issues for patients.

Pediatric Esophageal Atresia

Each year, it is estimated that approximately 1,000 children in the U.S. are born with a congenital birth defect known as esophageal atresia. Esophageal atresia is a condition where an infant is born with an esophagus that does not extend completely from the mouth to the stomach. When a long segment of the esophagus is lacking, the current standard of care is a series of surgical procedures where sutures are applied to both ends of the esophagus in an attempt to stretch them and pull them together so they can be surgically connected at a later date.

This surgical process can take several weeks, and the procedure often involves serious complications and high rates of failure. The infant usually must remain in the neonatal intensive-care unit for this time which can cost thousands of dollars per day. This process also requires at least two separate surgical interventions. Other surgical options include the use of the child’s stomach or intestine that would be pulled up into the chest to allow a connection to the mouth. These methods are similar to the use of gastric pull ups and interpositioning used in adult patients and carry similar side effect and safety profiles. We are working in collaboration with the Connecticut Children’s Medical Center, to advance an esophageal implant solution to address esophageal atresia that we believe will be more effective, safer, and less expensive than the current procedures.

Colon Cancer

Based on input from our Scientific Advisory Board, which includes certain well-known surgeons in the field of regenerative medicine, we are planning to research regenerating other parts of the gastro-intestinal tract such as the stomach, intestine and colon. All these organs require replacement when they are damaged by cancer, injury, and birth defects. There are over one million patients diagnosed with colon cancer every year.

Bronchial (Central Lung) Cancer

Lung cancer is the most common form of cancer and the most common cause of death from cancer worldwide. There are more than 700,000 new lung cancer diagnoses annually in the U.S. and Europe. In approximately 25% of all lung cancer cases, the cancerous tumor resides only in a bronchus and not in the lobes of the lungs and is known as central lung cancer. Approximately 33,000 central lung cancer cases diagnosed in the U.S. and Europe are Stage I and II and are considered eligible for surgical resection, often with adjuvanted chemotherapy and radiation.

Approximately 5,000 of these patients are treated via pneumonectomy, a surgical procedure involving the resection of the cancer tumor, the whole bronchus below the tumor and the entire lung to which it is connected. It is a highly complex surgery and due to the removal of a lung, results in a 50% reduction in the patient’s respiratory capacity. The procedure has reported rates of post-surgical, or in-hospital, mortality of 8% to 15%. Complication rates associated with pneumonectomy are reported as high as 50%, and include post-operative pneumonia, supraventricular arrhythmias, and anastomotic leakage, placing patients at significant mortality risk post-discharge.

We intend to develop a Biostage bronchial implant to treat bronchial cancer, bronchial fistulas (holes), and birth defects in the bronchus. Based on discussions with surgeons in the field, we estimate that approximately 7,000 of these conditions in the U.S. and Europe would be potentially treatable with our technology.

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

We believe that a Biostage tracheal implant may provide physicians a treatment to re-establish the structural integrity and function of a damaged or diseased trachea to address life-threatening conditions due to tracheal trauma, stenosis, cancer, or birth defects.

We have not performed regeneration of a trachea using a Biostage tracheal implant. However, based on the regeneration observed in the bronchus, we believe that regeneration of the trachea may be possible.

Our History

We were incorporated under the laws of the State of Delaware on May 3, 2012 as a wholly-owned subsidiary of Harvard Bioscience, Inc., or Harvard Bioscience, to provide a means for separating its regenerative medicine business from its other businesses. Harvard Bioscience decided to separate its regenerative medicine business into our company, a separate corporate entity, or the Separation, and it spun off its interest in our business to its stockholders in November 2013. Since the Separation we have been a separately-traded public company and Harvard Bioscience has not controlled our operations. Following the Separation, we continued to innovate our bioreactors based on our physiology expertise, we developed our materials science capabilities and we investigated and developed a synthetic tracheal scaffold. By that time, we had built and staffed cell biology laboratories at our Holliston facility, to give ourselves the ability to perform and control our scientific investigation and developments internally. At that point, we began the second phase of our company’s development.

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

Based on both the successful human experience at the Mayo Clinic, and our extensive large-animal research (we have performed surgeries on over 50 pigs including for both adult and pediatric diseases), the FDA has approved our clinical trial. The trial will be a 10-patient combined phase 1 and phase 2 trial that measures both the safety and efficacy of our product candidate in the patient population. This clinical trial is for any patient that requires removal of a part of the esophagus that is less than 6cm long for any reason. The primary endpoint in the trial is the establishment of a continuous biological neoconduit, or tube, by three months. In the human patient, this tube was seen in one month. In the pig research, we have seen the formation of a conduit by one month and sometimes by 14 days. One of the secondary endpoints will be the development of a mucosal lining in the esophagus by 12 months or earlier. In the one human patient treated so far, this mucosal lining was seen at three months. In the pig research, we have seen this mucosal lining in three months.

The FDA approval for our clinical trial allows us to treat babies born without a complete esophagus once we have established safety in adults.

Our esophageal implant will not be tested for safety on healthy volunteers (the usual goal of a phase 1 trial) or for dose-response and maximum-tolerated dose (the usual goals of a phase 2 trial). Measuring safety and efficacy in the patient population is normally the goal of a phase 3 clinical trial. Hence, our approved trial is more similar to a small phase 3 trial than a typical first clinical trial. We expect to add patients to this trial, including in Europe and China until we have sufficient data to gain approval.

Unlike the normal drug discovery process, which assesses a drug for its ability to treat a single disease, we can pursue multiple diseases with a single clinical trial. This is because any medical condition that requires the removal of part of the esophagus can be repaired with the our esophageal implant. It does not matter that the need to surgically remove part of the esophagus is caused by esophageal cancer, Barrett esophagus (damage to the lower esophagus caused by the reflux of stomach acids into the esophagus), a fistula (a hole in the esophagus), a birth defect, or a wound or injury to the esophagus. Our esophageal implant can be used to treat any of these conditions. Because of this, we believe that the available market in treating the esophagus to be far larger than that for treating esophageal cancer alone. In addition, we can access that large patient population without having to conduct a new clinical trial for each underlying medical condition. Compared to the development of new drugs, this greatly reduces our costs to expand the market size for our products.

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

In addition to having large patient populations, for product candidates like ours, both the European Union, or E.U., and some countries in Asia allow for “conditional approval”. Conditional approval is country specific but, in general, it would allow us to market our products, and obtain revenue from the sales of the respective product, after successful phase 2 results. Conditional approval is granted subject to the regulatory authority being able to rescind the approval if something goes wrong as more patients get treated. Hence, it is possible that we could see revenue in either Asia or the E.U. before we see revenue in the U.S.

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

We incurred approximately $1.7 million and $1.6 million of research and development expenses in 2022 and 2021, respectively. As we have not yet applied for or received regulatory approval to market any clinical products, no amount of these research and development costs have been passed on to our customers.

On March 28, 2018, we were awarded a Fast-Track Small Business Innovation Research, or SBIR, grant by the Eunice Kennedy National Institute of Child Health and Human Development, or NICHD, to support testing of pediatric version of our esophageal implant. The award for Phase I provided for the reimbursement of approximately $0.2 million of qualified research and development costs which was received and recognized as grant income during 2018.

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

For the years ended December 31, 2022 and 2021, we recognized $0 and $0.2 million of grant income, respectively, from Phase II of the SBIR grant. The aggregate SBIR grant to date provided us with a total award of $1.8 million, of which approximately $1.5 million had been recognized through December 31, 2021.

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

Sales and Marketing

We expect that most surgeries using our esophageal implant will be performed at a relatively small number of major hospitals in the U.S., Asia and in Europe. In addition, our technology platform is initially aimed at treating the esophagus, the bronchi, and the trachea, all of which are treated by thoracic surgeons. As a result, we expect to employ only a small sales force as compared to companies selling treatments for larger patient populations.

We expect to price the product commensurate with the medical value created for the patient and the costs avoided with the use of our product. Because our products are likely to save or extend lives, improve the quality of life, and save money by reducing the complications associated with current surgical repair techniques, we expect to charge approximately $250,000 per product in the U.S.

We further expect to be paid by the hospital that buys the product from us. Finally, we expect that the hospital would seek reimbursement from government payers, private health insurers and other third-party payers for the entire transplant procedure, including the use of our products.

Intellectual Property, Licenses, and Related Agreements

We have twelve issued U.S. patents that cover the bioreactor, the scaffold, and the surgical procedure. The patent claims cover the use of synthetic scaffolds for any use in the gastro-intestinal tract and the airways. These patents include the claim of having a removable scaffold. The patent claims cover patches as well as tubes. We intend to research the patch-based approach to treat damage to solid organs. We also have two issued patents in China and there are numerous other filings pending. We expect these patents to provide protection into the mid to late 2030’s.

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

Government Regulation

Our product candidates and our operations are subject to extensive regulation by the U.S. FDA and other federal and state authorities, as well as comparable authorities in foreign jurisdictions, which are discussed below. The FDA is divided into various “Centers” by product type such as the Center for Drug Evaluation and Research, or CDER, the Center for Biologics Evaluation and Research, or CBER, and the Center for Devices and Radiological Health, or CDRH. Different Centers review drug, biologic, or device applications. Our product candidates are subject to regulation as combination products, biologics and medical devices, in the United States under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Services Act, or PHS Act, and their implementing regulations as implemented and enforced by the FDA.

CBER regulates medical devices related to licensed blood and cellular products by applying appropriate medical device laws and regulations. Specifically, CBER regulates the medical devices involved in the collection, processing, testing, manufacture and administration of licensed blood, blood components and cellular products. The medical devices regulated by CBER are intimately associated with the blood collection and processing procedures as well as the cellular therapies regulated by CBER. CBER has developed specific expertise in blood, blood products and cellular therapies and the integral association of certain medical devices with those biological products supports the regulation of those devices by CBER. CBER also regulates biologics, which includes cells and tissues, serum, vaccines, blood and blood products, and analogous substances.

After receiving FDA approval or clearance, an approved or cleared product must comply with post-market safety reporting requirements applicable to the product based on the application type under which it received marketing authorization. In the case of current good manufacturing practices, or cGMP, the applicant may take one of two approaches: (1) complying with cGMP for each constituent part, or (2) a streamlined approach specific to combination products, subject to certain limitations.

Regulatory Strategy

Domestic Regulation of our Product Candidates - FDA Approval Process

The FDA extensively regulates, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and import and export of medical products. The FDA governs the following activities that we may perform or that may be performed on our behalf, to ensure that the medical products we may in the future manufacture, promote and distribute domestically or export internationally are safe and effective for their intended uses:

●	product design, preclinical and clinical development and manufacture;
●	product premarket clearance and approval;
●	product safety, testing, labeling and storage;
●	recordkeeping procedures;
●	product marketing, sales and distribution; and
●	post-marketing surveillance, complaint handling and adverse event reporting, including reporting of deaths, serious injuries, malfunctions or other deviations; and
●	recall of products, including repairs or remediation.

The labeling, advertising, promotion, marketing and distribution of biologics and medical devices also must be in compliance with the FDA and U.S. Federal Trade Commission, or FTC, requirements which include, among others, standards and regulations for off-label promotion, industry sponsored scientific and educational activities, promotional activities involving the internet, and direct-to-consumer advertising. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing us to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. In addition, we are required to meet regulatory requirements in countries outside the U.S., which can change rapidly with relatively short notice.

The FDA has broad post-market and regulatory enforcement powers. Manufacturers of biologics and medical devices are subject to unannounced inspections by the FDA to determine compliance with applicable regulations, and these inspections may include the manufacturing facilities of some of our subcontractors. Failure by manufacturers or their suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or other regulatory authorities. Potential FDA enforcement actions include:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
●	unanticipated expenditures to address or defend such actions
●	customer notifications for repair, replacement, refunds;
●	recall, detention or seizure of our products;
●	operating restrictions or partial suspension or total shutdown of production;
●	refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;
●	operating restrictions;
●	withdrawing 510(k) clearances on PMA approvals that have already been granted;
●	refusal to grant export approval for our products; or
●	criminal prosecution.

In addition, other government authorities influence the success of our business, including the availability of adequate reimbursement from third party payors, including government programs such as Medicare and Medicaid. Medicare and Medicaid reimbursement policies can also influence corresponding policies of private insurers and managed care providers, which can further affect our business.

Combination Products

A combination product is the combination of two or more regulated components, i.e., drug/device, biologic/device, drug/biologic, or drug/device/biologic, that are combined or mixed and produced as a single entity; packaged together in a single package or as a unit; or a drug, device, or biological product packaged separately that according to its investigational plan or proposed labeling, is intended for use only with an approved individually specified drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

To determine which FDA center or centers will review a combination product candidate submission, companies may submit a request for assignment to the FDA. Those requests may be handled formally or informally. In some cases, jurisdiction may be determined informally based on the FDA’s experience with similar products. However, informal jurisdictional determinations are not binding on the FDA. Companies also may submit a formal “Request for Designation” to the FDA Office of Combination Products. The Office of Combination Products will review the request and make its jurisdictional determination within 60 days of receiving a Request for Designation.

The FDA will determine which center or centers within the FDA will review the product candidate and under what legal authority the product candidate will be reviewed. Depending on how the FDA views the product candidates that are developed, the FDA may have aspects of the product candidate reviewed by CBER, CDRH, or CDER, though one center will be designated as the center with primary jurisdiction, based on the product candidate’s primary mode of action. The FDA determines the primary mode of action based on the single mode of action that provides the most important therapeutic action of the combination product candidate. This would be the mode of action expected to make the greatest contribution to the overall intended therapeutic effects of the combination product candidate. The review of such combination product candidates is often complex and time consuming, as the FDA may select the combination product candidate to be reviewed and regulated by one, or multiple FDA centers identified above, which could affect the path to regulatory clearance or approval. Furthermore, the FDA may also require submission of separate applications to multiple centers.

Once commercialized, manufacturers of combination products must generally comply with the applicable regulations governing each constituent part. For example, in January 2013, the FDA finalized 21 CFR Part 4, “Current Good Manufacturing Practice Requirements for Combination Products”, which was effective July 22, 2013. Associated guidance was also issued in January 2017. Both the rule and guidance reiterate that combination product manufacturers are responsible for compliance with both biologic and device cGMPs when engaging in manufacturing both constituent parts. The guidance allows the use of an abbreviated approach as well. Manufacturers of combination products also must comply with post marketing safety reporting, or PMSR, requirements in accordance with 21 CFR Part 4.

We have been informed by the FDA that our esophageal implant is a combination biologic/device product. Biological products must satisfy the requirements of the PHS Act and the FDCA and their implementing regulations. The lead reviewing FDA Center will be the Center for Biologics Evaluation and Research or CBER. The CBER may choose to consult or collaborate with the FDA’s Center for Devices and Radiological Health, or CDRH, with respect to the characteristics of the synthetic scaffold component of our product based on the CBER’s determination of need for such assistance. Because the CBER is the lead, in order for our esophageal implant to be legally marketed in the U.S., the product must have a BLA approved by the FDA.

We discuss both the CBER and the CDRH regulatory paradigms below, as potential future products may implicate elements of each, largely at the CBER’s discretion to involve the CDRH in the review and approval process.

The BLA Approval Process

The basic steps for obtaining FDA approval of a BLA to market a biopharmaceutical, or biologic product in the U.S. include:

●	completion of preclinical laboratory tests, animal studies and formulation studies under the FDA’s GLP regulations;

●	submission to the FDA of an IND application, for human clinical testing, which must become effective before human clinical trials may begin and which must include Institutional Review Board, or IRB, approval at each clinical site before the trials may be initiated;

●	performance of adequate and well-controlled clinical trials in accordance with Good Clinical Practices, or GLP, to establish the safety, purity, and potency of the product for each indication;

●	submission to the FDA of a BLA, which contains detailed information about the chemistry, manufacturing and controls for the product, reports of the outcomes of the clinical trials, and proposed labeling and packaging for the product;

●	the FDA’s acceptance of the BLA for filing;

●	satisfactory review of the contents of the BLA by the FDA, including the satisfactory resolution of any questions raised during the review or by the advisory committee, if applicable;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP regulations, to assure that the facilities, methods and controls are adequate to ensure the product’s identity, strength, quality and purity; and

●	FDA approval of the BLA.

In order to obtain approval to market a biological product in the United States, a marketing application must be submitted to the FDA that provides sufficient data establishing the safety, purity and potency of the proposed biological product for its intended indication. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of the biological product to the satisfaction of the FDA.

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of a BLA requesting approval to market the product. The submission of a BLA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances. The FDA initially reviews all BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA generally completes this preliminary review within 60 calendar days. The FDA may request additional information rather than accept a BLA for filing. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. FDA may refer the BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and often difficult, and the FDA may refuse to approve a BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. Before approving a BLA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the BLA, or an approval letter following satisfactory completion of all aspects of the review process.

BLAs may receive either standard or priority review. Under current FDA review goals, standard review of an original BLA will be 10 months from the date that the BLA is filed. A biologic representing a significant improvement in treatment, prevention or diagnosis of disease may receive a priority review of six months. Priority review does not change the standards for approval but may expedite the approval process.

If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will either issue “not approvable” letter or an “approvable” letter. A “not approvable” letter means that the FDA refuses to approve the application because the BLA or manufacturing facilities do not satisfy the regulatory criteria for approval. An “approvable” letter means that the FDA considers the BLA and manufacturing facilities to be favorable, but the letter will outline the deficiencies and provide the applicant with an opportunity to submit additional information or data to address the deficiencies. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. If a product receives regulatory approval, the approval may be limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase IV testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after BLA approval and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. Separate approval is required for each proposed indication. If we want to expand the use of an approved product, we will have to design additional clinical trials, submit the trial designs to the FDA for review and complete those trials successfully.

The Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted in 2012, made permanent the Pediatric Research Equity Act, or PREA, which requires a sponsor to conduct pediatric studies for most biologics with a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, BLAs and supplements thereto, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before pediatric studies can begin. After April 2013, the FDA must send a non-compliance letter to any sponsor that fails to submit a required pediatric assessment within specified deadlines or fails to submit a timely request for approval of a pediatric formulation, if required.

Priority or Expedited Review Pathways for BLAs

Companies may seek fast track designation for their products. Fast track products are those that are intended for the treatment of a serious or life-threatening condition and that demonstrate the potential to address unmet medical needs for such a condition. If awarded, the fast track designation applies to the product only for the indication for which the designation was received. Fast track products are eligible for two means of potentially expediting product development and FDA review of BLAs. First, a fast track product may be approved on the basis of either a clinical endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefit. Approvals of this kind may be subject to requirements for appropriate post-approval studies to validate the surrogate endpoint or otherwise confirm the effect on the clinical endpoint, and to certain other conditions. Second, if the FDA determines after review of preliminary clinical data submitted by the sponsor that a fast track product may be effective, it may begin review of portions of a BLA before the sponsor submits the complete BLA, thereby accelerating the date on which review of a portion of the BLA can begin. There can be no assurance that any of our other products will receive designation as fast track products. And even if they are designated as fast track products, we cannot assure you that our products will be reviewed or approved more expeditiously for their fast track indications than would otherwise have been the case or will be approved promptly, or at all. Furthermore, the FDA can revoke fast track status at any time.

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-approval clinical trials to verify and further define the drug’s clinical benefit and safety profile. There can be no assurance that any of our products will receive accelerated approval. Even if accelerated approval is granted, the FDA may withdraw such approval if the sponsor fails to conduct the required post-approval clinical trials, or if the post-approval clinical trials fail to confirm the early benefits seen during the accelerated approval process.

Fast-Track designation and accelerated approval should be distinguished from priority review although products awarded fast track status may also be eligible for priority review. Products regulated by the CBER may receive priority review if they provide significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious or life-threatening disease. Products awarded priority review are given abbreviated review goals by the agency. Under the Prescription Drug User Fee Act of 2007, the agency has agreed to the performance goal of reviewing products awarded priority review within six months, whereas products under standard review receive a ten-month target. The review process, however, is often significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. Priority review is requested at the time the BLA is submitted, and the FDA makes a decision as part of the agency’s review of the application for filing. We plan to seek priority review for our trachea transplant products but cannot guarantee that the FDA will grant the designation and cannot predict if awarded, what impact, if any, it will have on the review time for approval of our product.

We intend to request Fast Track status, Breakthrough Therapy designation, Regenerative Medicine Advanced Therapy, or RMAT, designation, Accelerated Approval and Priority Review. If we are awarded any of these designations, combined with our Orphan Drug designations, discussed below, we believe that our future clinical trial designs and approval pathway may be streamlined and expedited. Although, if granted, Fast-Track designation, accelerated approval, and priority review may expedite the approval process, they do not change the standards for approval. On September 30, 2020, Congress provided a short-term extension of the rare pediatric disease Priority Review Voucher Program. According to the current statutory sunset provisions:

1)	After December 11, 2020, the FDA may only award a voucher for an approved RPD product application if the sponsor has RPD designation for the drug and that designation was granted by December 11, 2020.

2)	After December 11, 2022, the FDA may not award any RPD priority review vouchers.

The Creating Hope Reauthorization Act, which was received in the Senate on September 30, 2020, proposes to replace those cutoffs with “September 30, 2024” and “September 30, 2026,” respectively, thus extending the authorized period for RPD designation and granting of RPD priority review vouchers from the 21st Century Cures Act by four years. We cannot be certain that this extension will be granted.

Clinical Trials

BLAs generally require clinical data in order for FDA review and approval. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an IRB for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to GCP. Adverse events must be reported and investigated timely. To conduct a clinical trial, a company is also required to obtain the patients’ informed consent in form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. The sponsor, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to trial subjects outweigh the anticipated benefits. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each site at which the trial is conducted must approve the protocol and any amendments. Foreign studies performed under an IND must meet the same requirements that apply to U.S. studies. The FDA will accept a foreign clinical trial not conducted under an IND only if the trial is well-designed, well-conducted, performed by qualified investigators in accordance with international principles for GCP, and conforms to the ethical principles contained in the Declaration of Helsinki, or with the laws and regulations of the country in which the research was conducted, whichever provides greater protection of the human subjects. The FDA, however, has substantial discretion in deciding whether to accept data from foreign non-IND clinical trials.

Clinical trials involving biopharmaceutical products are typically conducted in three sequential phases. The phases may overlap or be combined. A fourth, or post-approval, phase may include additional clinical trials. These phases are described generally below. Briefly, the phases of clinical development generally include the following:

●	Phase I. Phase I clinical trials involve the initial introduction of the medicine into human subjects to determine the adverse effects associated with increasing doses. Such Phase I studies frequently are highly abbreviated or combined with Phase II studies (as outlined below).

●	Phase II. Phase II clinical trials usually involve studies in a limited patient population to evaluate the efficacy of the product for specific, targeted indications to identify possible adverse effects and safety risks.

●	Phase III. If the biologic is found to be potentially effective and to have an acceptable safety profile in Phase II (or sometimes Phase I) trials, the clinical trial program will be expanded to further demonstrate clinical efficacy, optimal dosage and safety within an expanded patient population at geographically dispersed clinical trial sites. As noted, the exact number of subjects needed, the duration of clinical follow-up, and the endpoints by which safety and efficacy are demonstrated are based on the condition being treated.

●	Post-Approval (Phase IV). Post-approval clinical trials are required of or agreed to by a sponsor as a condition of, or subsequent to marketing approval. Further, if the FDA becomes aware of new safety information about an approved product, it is authorized to require post approval trials of the biological product. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase IV clinical trial requirement. These clinical trials are often referred to as Phase III/IV post approval clinical trials. Failure to promptly conduct Phase IV clinical trials could result in withdrawal of approval for products approved under accelerated approval regulations.

Medical devices, however, typically rely on one or a few pivotal studies rather than Phase I, II, and III clinical trials.

During the development of a new medical product, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND or IDE, at the end of Phase II, and before a BLA or PMA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and FDA to reach agreement on the next phase of development. Sponsors typically use the end of Phase II meeting to discuss their Phase II clinical results and present their plans for the pivotal Phase III clinical trial that they believe will support approval of the new biologic. Similarly, sponsors typically use the end of feasibility studies to do the same for planning for their pivotal trial or trials for a medical device.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of a biologic and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. For biologics, the manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life. Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA in particular emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined.

Based on the FDA’s approval of our clinical trial for any condition that requires removal of part of the esophagus, we believe that we are able to pursue the treatment of multiple diseases, injuries or birth defects with a single clinical trial. As a result, we believe that this clinical trial will advance our esophageal implant for numerous indications including to treat esophageal cancer, Barrett esophagus, fistulas, traumatic injury to the esophagus and birth defects in the esophagus. Compared to developing treatments for a single underlying medical condition, we believe that addressing multiple medical conditions in a single clinical trial has the potential to significantly reduce our costs to expand the market for our products. Based on discussions with the FDA, we also expect clinical trials for our esophageal implant product candidates to be conducted in two sequential phases:

●	An initial trial that combines both phase 1 and phase 2 into a single trial. This trial has already been approved by the FDA.

●	If successful, the initial trial would be followed by a phase 2 Registration, or Pivotal Trial, to test the product candidate’s safety and efficacy in a larger patient population. We believe that the nature of the our esophageal implant and the sizes of their targeted patient populations would lead to a small number of patients in this trial, relative to most biotechnology clinical trials.

As with any clinical trial, clinical testing of our esophageal implant may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each phase of clinical trials that are conducted under an IND and may, at its discretion, reevaluate, alter, suspend, or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. The FDA or the sponsor may suspend or terminate clinical trials at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health risk. The FDA can also request that additional pre-clinical studies or clinical trials be conducted as a condition to product approval.

We will submit a BLA once we have sufficient data from the clinical trials to assess the safety and efficacy of our esophageal implant. We estimate that this process may span a period of three to six years, or longer, considering the uncertainty of a successful clinical trial. We anticipate approvals in countries outside of the United States may be shorter, however, we can give no assurance of such approvals.

Post-Approval Requirements

After BLA approval is obtained, companies are required to comply with a number of post-approval requirements relating to manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and recordkeeping. For example, as a condition of approval of a BLA, the FDA may require post-approval testing and surveillance to monitor the product’s safety or efficacy. In addition, holders of an approved BLA are required to keep extensive records, to report certain adverse reactions and production deviations and problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities, or previously unknown problems with any approved commercial products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions or other setbacks. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

Specifically, our products could be subject to voluntary recall if we or the FDA determine, for any reason, that our products pose a risk of injury or are otherwise defective. Moreover, the FDA can order a mandatory recall if there is a reasonable probability that our device would cause serious adverse health consequences or death. In addition, the FDA could suspend the marketing of or withdraw a previously approved product from the market upon receipt of newly discovered information regarding the drug’s safety or effectiveness.

Orphan Drug Designation

In November 2016, we were granted Orphan Drug Designation for our esophageal implant by the FDA to restore the structure and function of the esophagus subsequent to esophageal damage due to cancer, injury or congenital abnormalities. We also were granted Orphan Drug Designation for trachea on September 4, 2014.

The Orphan Drug Act provides incentives to manufacturers to develop and market drugs and biologics for rare diseases and conditions affecting fewer than 200,000 persons in the U.S. at the time of application for orphan drug designation, or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting a new drug application, or NDA, or BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. The first developer to receive FDA marketing approval for an orphan biologic is entitled to a seven year exclusive marketing period in the U.S. for that product as well as a waiver of the BLA user fee. The exclusivity prevents FDA approval of another application for the same product for the same indication for a period of seven years, except in limited circumstances where there is a change in formulation in the original product and the second product has been proven to be clinically superior to the first. In addition, Orphan Drug Designation provides a seven-year marketing exclusivity period against competition in the U.S. from the date of a product’s approval for marketing. This exclusivity would be in addition to any exclusivity we may obtain from our patents. Additionally, orphan designation provides certain incentives, including tax credits and a waiver of the Biologics License Application, or BLA, fee. We also plan to apply for Orphan Drug Designation for our esophageal implant in Europe. Orphan Drug Designation in Europe would provide market exclusivity in Europe for a period of ten years from the date of the product’s approval for marketing.

International

We plan to seek required regulatory approvals and comply with extensive regulations governing product safety, quality, manufacturing and reimbursement processes in order to market our products in other major foreign markets.

In addition to having large patient populations, both the E.U. and some countries in Asia allow for “conditional approval” for product candidates like ours. Conditional approval is country specific but, in general, it would allow us to market our products, and obtain revenue from the sales of them, after successful phase 2 results. Conditional approval is granted subject to the regulatory authority being able to rescind the approval if something goes wrong in as more patients get treated. Hence, it is possible that we could see revenue in either Asia or the E.U. before we see revenue in the U.S.

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

Legislation similar to the Orphan Drug Act has been enacted in other jurisdictions, including the E.U. The orphan legislation in the E.U. is available for therapies addressing conditions that affect five or fewer out of 10,000 persons. The marketing exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity. We intend to apply for orphan drug-designation for our esophageal implant in Europe.

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

Employees and Human Capital Resources

As of December 31, 2022, we had 8 employees working in our business, of whom 7 were full-time and one was part-time. At that date, all of our employees were based in the U.S. None of our employees are unionized. In general, we consider our relations with our employees to be good. Our employees are highly skilled, and many hold advanced degrees. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We have taken proactive steps throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

Competition

We are not aware of any companies whose products are directly competitive with our cell-seeded biocompatible synthetic-scaffold system. However, in our key markets we may in the future compete with multiple pharmaceutical, biotechnology, and medical device companies, many of which have substantially greater financial, technological, research and development, marketing and personnel resources than we do. In addition, there are many academic and clinical centers that are developing regenerative technologies that may one day become competitors of ours.

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

Information about our Executive Officers

The following table shows information about our executive officers as of March 6, 2023:

Name	Age	Position(s)
Junli (Jerry) He	48	Chief Executive Officer
Hong Yu	50	President
Dr. William Fodor	64	Chief Scientific Officer
Joseph Damasio, Jr.	48	Chief Financial Officer

Junli (Jerry) He – Chairman and Chief Executive Officer

Mr. He was appointed as our Chairman and Chief Executive Officer on March 1, 2023. He has served as a member of our Board of Directors since September 1, 2021. Mr. He serves as the Executive Vice Chairman of Bright Scholar Holdings and has been in that position since January 2019. Prior to the promotion, Mr. He had served as the CEO of Bright Scholar. Prior to joining Bright Scholar, Mr. He was a Managing Director at Tstone Corp, and served as CFO, CEO and a director of Noah Education Holdings Ltd., a former NYSE listed private education services provider in China. Mr. He was a portfolio manager at Morgan Stanley Global Wealth Management from June 2008 to June 2009 and was employed by Bear Stearns from November 2006 to May 2008. Mr. He obtained a bachelor’s degree in science from Peking University and an M.B.A. with Honors from the University of Chicago, Booth School of Business. Mr. He is also a CFA charter holder.

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

Dr. William Fodor – Chief Scientific Officer

Dr. William Fodor has served as our Chief Scientific Officer since July 2017. On July 2, 2018, Dr. Fodor became an employee of Biostage after serving as a consultant to the Company. Dr. Fodor was a founding scientist at Alexion Pharmaceuticals, where he served as an executive management team member and Senior Director of the Cell/Tissue Engineering, Transgenic Animal and Transplant Programs. He has also served as an Associate Professor at the University of Connecticut Department of Molecular Cell Biology and the Center for Regenerative Biology, extending research areas into cells and cell engineering. Dr. Fodor was Senior Director of Product Development at ViaCell Inc., leading programs in hematopoietic stem cell process development and manufacturing, mesenchymal stem cell basic research and manufacturing for cardiac repair and pancreatic stem cell research. He was a consultant for the biotechnology industry, serving clients in stem cell research, gene therapy, stem cell manufacturing and stem cell genome engineering. Dr. Fodor has expertise in programs targeting transplant immunology, hematopoiesis, cardiac repair, stem cell potency, gene therapy for liver diseases, tissue engineering, design and oversight of pre-clinical non-GLP and GLP animal models and IND Applications (Pre-clinical and CMC Modules). Dr. Fodor earned a PhD. In genetics from Ohio State University. He completed post-doctoral work at Yale University School of Medicine in the department of immunobiology, investigating the regulation of MHC class I and MHC class II genes in the histocompatibility complex.

Joseph Damasio, Jr. – Chief Financial Officer

Mr. Damasio has served as our Chief Financial Officer since August 8, 2022. He has over 20 years of finance and accounting experience. Prior to joining our company, he was Vice President of Finance at Inhibikase Therapeutics, a publicly-traded clinical stage biopharmaceutical company, since October 2021. Before joining Inhibikase, Mr. Damasio was Controller at Cue Biopharma from June 2020 to October 2021, Controller at XL Fleet from February 2019 to June 2020, and Chief Financial Officer at Pressure BioSciences, Inc. from April 2017 to February 2019. Mr. Damasio earned a bachelor’s degree in accounting, with honors, from the University of Massachusetts. He holds an MBA and MSF from Boston College and is a Certified Public Accountant in Massachusetts.

Available Information and Website

Our website address is www.biostage.com. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and exhibits and amendments to those reports filed or furnished with the Securities and Exchange Commission, or SEC, pursuant to Section 13(a) of the Exchange Act are available for review on our website and the SEC website at www.sec.gov. Any such materials that we file with, or furnish to, the SEC in the future will be available on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

●	Our audited financial statements for the year ended December 31, 2022 contain a going concern qualification. Our financial status creates doubt whether we will continue as a going concern. We will need additional funds in the near future and our operations will be adversely affected if we are unable to obtain needed funding.
●	We have generated no revenue from commercial operations to date and have an accumulated deficit. We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.
●	We had previously identified a material weakness in our internal control over financial reporting which has been remediated. This prior material weakness, our discovery of any additional weaknesses, and our inability to achieve and maintain effective internal control over financial reporting, could adversely affect our results of operations, our stock price and investor confidence in our company.
●	The COVID-19 pandemic could continue to adversely impact our business, including clinical trials.
●	Our product candidates are in an early stage of development. If we are unable to develop or market any of our product candidates, our financial condition will be negatively affected, and we may have to curtail or cease our operations.
●	Our product candidates will subject us to liability exposure.
●	The results of our clinical trials or pre-clinical development efforts may not support our product candidates claims or may result in the discovery of adverse side effects.
●	If we fail to obtain, or experience significant delays in obtaining, regulatory approvals in the U.S., China or the E.U. for our product candidates, including those for the esophagus and airways, or are unable to maintain such clearances or approvals for our product candidates, our ability to commercially distribute and market these products would be adversely impacted.
●	Even if our product candidates are cleared or approved by regulatory authorities, if we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our product candidates, these product candidates could be subject to restrictions or withdrawal from the market.
●	General market conditions, including the effects of Russia’s invasion of Ukraine and attendant economic sanctions, high inflation, and rising interest rates as well as the effects of laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (CFIUS), and other agencies and related regulations, including the Foreign Investment Risk Review Modernization Act (FIRRMA), adopted in August 2018, may make it difficult for us to seek financing from the capital markets.
●	Our principal stockholders hold a significant percentage of our voting power and will be able to exert significant control over us.
●	We do not intend to pay cash dividends on our common stock.

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

Risks Relating to Our Financial Position, Need for Capital and Operating Risks

Our audited financial statements for the year ended December 31, 2022 contain a going concern qualification. Our financial status creates doubt whether we will continue as a going concern. We will need additional funds in the near future and our operations will be adversely affected if we are unable to obtain needed funding.

We ended December 31, 2022 with approximately $1.2 million of operating cash on-hand and will need to raise additional capital in the second quarter and beyond to fund operations. If we do not raise additional capital from outside sources before or during the second quarter of 2023, we may be forced to further curtail or cease our operations. Based on these circumstances, our ability to continue as a going concern is at risk and our independent registered public accounting firm included a “going concern” explanatory paragraph as to our ability to continue as a going concern in their audit report dated March 30, 2023, included in this Form 10-K. Our cash requirements and cash resources will vary significantly depending upon the timing, and the financial and other resources that will be required to complete ongoing development and pre-clinical and clinical testing of our product candidates, regulatory efforts and collaborative arrangements necessary for our product candidates that are currently under development. In addition to development and other costs, we expect to incur capital expenditures from time to time. These capital expenditures will be influenced by our regulatory compliance efforts, our success, if any, at developing collaborative arrangements with strategic partners, our needs for additional facilities and capital equipment and the growth, if any, of our business in general. We will require additional funding to continue our anticipated operations and support our capital and operating needs. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. In addition, general market conditions, including the effects of Russia’s invasion of Ukraine and attendant economic sanctions, high inflation, rising interest rates and the COVID-19 pandemic on financial markets, as well as the effects of laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (CFIUS), and other agencies and related regulations, including the Foreign Investment Risk Review Modernization Act (FIRRMA), adopted in August 2018, may make it difficult for us to seek financing from the capital markets.

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

We have generated insignificant revenues to date, and we have generated no revenues from sales of any clinical product candidates, and, as of December 31, 2022, we had an accumulated deficit of approximately $83.0 million. We expect to continue to experience losses in the foreseeable future due to our limited anticipated revenues and significant anticipated expenses. We do not anticipate that we will achieve meaningful revenues for the foreseeable future. In addition, we expect that we will continue to incur significant operating expenses as we continue to focus on additional research and development, preclinical testing, clinical testing and regulatory review and/or approvals of our product candidates and technologies. As a result, we cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

Our product candidates are in an early stage of development. If we are unable to develop or market any of our product candidates, our financial condition will be negatively affected, and we may have to curtail or cease our operations.

We are in the early stage of product development. Investors must evaluate us in light of the uncertainties and complexities affecting an early-stage biotechnology company. Our product candidates require additional research and development, preclinical testing, clinical testing and regulatory review and/or approvals or clearances before marketing. In addition, we may not succeed in developing new products as an alternative to our existing portfolio of product candidates. If we fail to successfully develop and commercialize our product candidates, including our esophageal or airway product candidates, our financial condition may be negatively affected, and we may have to curtail or cease our operations.

We have a limited operating history and it is difficult to predict our future growth and operating results.

We have a limited operating history and limited operations and assets. Accordingly, investors should consider our prospects in light of the costs, uncertainties, delays and difficulties encountered by companies in the early stage of development, particularly companies in new and evolving markets, such as bioengineered organ implants, and regenerative medicine. These risks include, but are not limited to, unforeseen capital requirements, delays in obtaining regulatory approvals, failure to gain market acceptance and competition from foreseen and unforeseen sources. As such, our development timelines have been and may continue to be subject to delay that could negatively affect our cash flow and our ability to develop or bring product candidates to market, if at all. Our estimates of patient population are based on published data and analysis of external databases by third parties and are subject to uncertainty and possible future revision as they often require inference or extrapolations from one country to another or one patient condition to another. The effect of any or all of the foregoing could cause a material adverse effect on our business, financial condition or results of operations.

If we fail to retain key personnel and/or attract satisfactory replacements, we may not be able to compete effectively, which would have an adverse effect on our operations.

Our success is highly dependent on the continued services of key management, technical and scientific personnel and collaborators. Our management and other employees may voluntarily terminate their employment at any time upon short notice. In February 2020, our Chief Executive Officer James McGorry resigned; and in July 2019, our Chief Financial Officer Thomas McNaughton resigned; and in October 2020, we determined that Peter Chakoutis, our former Vice President of Finance, who had been on a temporary leave of absence for personal reasons, would not be returning to us. The loss of the services of any member of our senior management team, including our Chief Executive Officer David Green, our President Hong Yu, our Chief Scientific Officer Dr. William Fodor, and our Chief Financial Officer Joseph Damasio, and our other key scientific, technical and management personnel, may significantly delay or prevent the achievement of product development and other business objectives. We can give no assurance that we could find satisfactory replacements for our current and future key scientific and management employees, including recently terminated executives, on terms that would not be unduly expensive or burdensome to us.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. As disclosed in more detail under “Controls and Procedures” in Part II, Item 9A of this Annual Report on Form 10-K, we remediated a material weakness that existed as of December 31, 2020 in our internal control over financial reporting resulting from our failure to design or maintain effective internal controls over the timely identification and recording of financial statement adjustments. Specifically, we did not identify, analyze, record, and disclose certain non-routine accounting matters, such as a lease extension and a grant contract, timely and accurately.

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

Our success will depend in part upon our and our collaborators’ ability to develop therapeutic approaches incorporating, or discovered through, the use of cells. If bioengineered organ implant technology is perceived negatively by the public for social, ethical, medical or other reasons, governmental authorities in the U.S. and other countries may call for prohibition of, or limits on, cell-based technologies and other approaches to bioengineering and tissue engineering. Although our product candidates have not, to date, used the more controversial stem cells derived from human embryos or fetuses in the human transplant surgeries using our product candidates, claims that human-derived stem cell technologies are ineffective or unethical may influence public attitudes. The subject of cell and stem cell technologies in general has at times received negative publicity and aroused public debate in the U.S. and some other countries. Ethical and other concerns about such cells could materially harm the market acceptance of our product candidates.

Our products will subject us to liability exposure.

We face an inherent risk of product liability claims, especially with respect to our products that will be used within the human body, including the scaffolds we manufacture. Product liability coverage is expensive and sometimes difficult to obtain, if it can be obtained at all. We may not be able to obtain or maintain insurance at a reasonable cost. We have and in the future may be subject to claims for liabilities for unsuccessful outcomes of surgeries involving our products, which may include claims relating to patient suffering and death. We may also be subject to claims for liabilities relating to patients that suffer serious complications or death during or following implantations involving our products, including the patients who had surgeries utilizing our first-generation scaffold device or our bioreactor technology or our esophageal implant, or patients that may have surgeries utilizing any of our products in the future. As further described below under the heading “Item 3. Legal Proceedings,” on April 27, 2022, we and Harvard Bioscience executed a settlement, relating to an ongoing wrongful death lawsuit, which resolved all claims relating to the litigation. The settlement resulted in the dismissal with prejudice of the wrongful death claim, and neither we nor Harvard Bioscience admitted any fault or liability in connection with the claim. The settlement also resolved any and all claims by and between the parties and our products liability insurance carriers, which resulted in the dismissal with prejudice of all claims asserted by or against those carriers, us and Harvard Bioscience. Our current product liability coverage is $5 million per occurrence and in the aggregate. We will need to increase our insurance coverage if and when we begin commercializing any of our products. There can be no assurance that existing insurance coverage will extend to other products in the future. Any product liability insurance coverage may not be sufficient to satisfy all liabilities resulting from product liability claims. Furthermore, insurance carriers may deny that coverage exists after a claim is made. A successful claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable items, if at all. If claims against us substantially exceed our coverage, then our business could be adversely impacted. Regardless of whether we are ultimately successful in any product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources and could result in, among others:

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

Our customers’ willingness to use our products will depend in part on the extent to which coverage for these products is available from government payers, private health insurers and other third-party payers. These payers are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved treatments and products in the fields of biotechnology and regenerative medicine, and coverage and adequate payments may not be available for these treatments and products. In addition, third-party payers may require additional clinical trial data to establish or continue reimbursement coverage. These clinical trials, if required, could take years to complete and could be expensive. There can be no assurance that the payers will agree to continue reimbursement or provide additional coverage based upon these clinical trials. Failure to obtain adequate reimbursement would result in reduced sales of our products, which could have a material adverse effect on our business, financial condition and results of operations.

We depend upon single-source suppliers for the hardware used for our proprietary automatic cell seeder, bioreactor control and acquisition system. The loss of a single source supplier, or future single-source suppliers we may rely on, or their failure to provide us with an adequate supply of their products or services on a timely basis, could adversely affect our business.

We currently have single-source suppliers for certain components that we use for our proprietary automatic cell seeder, bioreactor control and acquisition systems as well as materials used in scaffolds. We may also rely on other single-source suppliers for critical components of our products in the future. If we were unable to acquire hardware or other products or services from applicable single-source suppliers, we could experience a delay in developing and manufacturing our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our growth strategy includes expanding the use of our products in treatments pertaining to organs other than the esophagus and airways, such as the lungs, gastrointestinal tract, and others. These other organs are more complex than the esophagus and airways. There is no assurance that we will be able to successfully apply our technologies to these other more complex organs, which might limit our expected growth.

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

In order to protect or enforce our patent and trademark rights, we may initiate litigation against third parties. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property suits, interference proceedings and related legal and administrative proceedings would be costly and may divert our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits should they occur. An adverse determination of any litigation or defense proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of being rejected and patents not being issued.

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

Even if our pre-clinical development efforts or clinical trials are completed as planned, we cannot be certain that their results will support our product claims or that the U.S. Food and Drug Administration, or FDA, foreign regulatory authorities or notified bodies will agree with our conclusions regarding them. Although we have obtained some positive results from the use of our scaffolds and bioreactors for esophageal and trachea implants performed to date, we also discovered that our first-generation trachea product design encountered certain body response issues that we have sought to resolve with our ongoing development of our implant design. We cannot be certain that our implant design or any future modifications or improvements with respect thereto will support our claims, and any such developments may result in the discovery of further adverse side effects. We also may not see positive results when our product candidates undergo clinical testing in humans in the future. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. Our pre-clinical development efforts and any clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Also, patients receiving surgeries using our product candidates under compassionate use or in clinical trials may experience significant adverse events following the surgeries, including serious health complications or death, which may or may not be related to materials provided by us. In 2017, our esophageal implant candidate was used in a human surgery at Mayo Clinic via an FDA-approved single-use expanded access application. In 2013 and 2014 we had provided a previous generation trachea scaffold device that was used in implants in human patients under compassionate use. To date, we believe that at least four of the six patients who received those tracheal implants have died. While we believe that none of those patients died because of a failure of the applicable device, these and any other such events have and may cause or contribute to the delay or termination of our clinical trials or pre-clinical development efforts. Any delay or termination of our pre-clinical development efforts or clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our products and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.

Regulatory approval delays due to COVID-19

COVID-19 may impede clinical trials and slow down regulatory actions. It could adversely affect the entire clinical trial spectrum from enrollment to data analysis. Assuming patients enroll, clinical trials may face disruptions to protocol schedules for treatment and follow-up visits. Reports from Europe have noted overwhelmed facilities where all non-critical visits have been postponed or canceled. Many U.S. hospitals have followed suit to limit exposure and allow for care of COVID-19 patients. Deviations from trial protocols could present challenges when it comes time to analyze the related data set. Some clinics may stop allowing clinical trial monitors on site. Without reconciling the data, we may be unable to “lock” the trial database, an essential step that precedes the analysis of the data.

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

We currently do not have regulatory approval to market any of our implant product candidates, including those for the esophagus, or trachea and bronchus. Our product candidates are subject to rigorous regulation by the FDA, and numerous other federal and state governmental authorities in the U.S., as well as foreign governmental authorities. In the U.S., the FDA permits commercial distribution of new medical products only after approval of a Premarket Approval, or PMA, New Drug Application, or NDA, or BLA, unless the product is specifically exempt from those requirements. A PMA, NDA or BLA must be supported by extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the product for its intended use. There are similar approval processes in China, the E.U. and other foreign jurisdictions. Our failure to receive or obtain such clearances or approvals on a timely basis or at all would have an adverse effect on our results of operations.

The first bioengineered trachea implant approved in the U.S. using our first-generation trachea scaffold in an implant was approved under the IND pathway through the FDA’s Center for Biologics Evaluation and Research, or CBER, for a single compassionate use. Such initial U.S. surgery was led by Professor Paolo Macchiarini, M.D., a surgeon pioneering tracheal replacement techniques. Dr. Macchiarini was not employed or affiliated with our company, and we did not pay him any compensation or consulting fees. In June 2014, we ceased support of any human surgeries with Dr. Macchiarini. Since the time we withdrew from involvement with Dr. Macchiarini, allegations that Dr. Macchiarini had failed to obtain informed consent and accurately report patient conditions, among other things, for surgeries performed at the Karolinska Institutet in Stockholm, Sweden, were made public.

The Karolinska Institutet investigated the allegations and concluded that while in some instances Dr. Macchiarini did act without due care, his actions did not qualify as scientific misconduct. Subsequent to this investigation, further negative publicity and claims continued to be released questioning the conduct of Dr. Macchiarini, the Karolinska Institutet, the Krasnodar Regional Hospital in Krasnodar, Russia as well as our company relating to surgeries performed by Dr. Macchiarini and other surgeons at such facilities. In February 2015, the Karolinska Institutet announced that it would conduct an additional investigation into the allegations made about Dr. Macchiarini and the Karolinska Institutet’s response and actions in the earlier investigation. In March 2015, the Karolinska Institutet announced that it was terminating Dr. Macchiarini’s employment, and in December 2016 the Karolinska Institutet found Dr. Macchiarini, along with three co-authors, guilty of scientific misconduct. In May 2022, Dr. Macchiarini was tried in Solna District Court in Sweden for aggravated assault against three patients treated at the Karolinska University Hospital. On June 16, 2022, Dr. Macchiarini was acquitted in two of these cases and in the third was found guilty of causing bodily harm to the patient and was given a suspended sentence for two years. These allegations, the results of the investigation and any further actions that may be taken in connection with these matters, have and may continue to harm the perception of our product candidates or company and make it difficult to recruit patients for any clinical trials, which could have a material adverse effect on our business, financial condition or results of operations.

The FDA has informed us that our esophageal implant would be viewed by the FDA as a combination product comprised of a biologic, or cells, and a medical device component. Nevertheless, we cannot be certain how the FDA will regulate our products. The FDA may require us to obtain marketing clearance and approval from multiple FDA centers. The review of combination products is often more complex and more time consuming than the review of products under the jurisdiction of only one center within the FDA.

While the FDA has informed us that our esophageal implant would be regulated by the FDA as a combination product, we cannot be certain that any of our other products would also be regulated by the FDA as a combination product. For a combination product, the Office of Combination Products, or OCP, within FDA can determine which center or centers within the FDA will review the product and under what legal authority the product will be reviewed. Generally, the center within the FDA that has the primary role in regulating a combination product is determined based on the primary mode of action of the product. Generally, if the primary mode of action is as a device, the FDA’s Center for Devices and Radiological Health, or CDRH, takes the lead. Alternatively, if the primary mode of action is cellular, then the CBER takes the lead. On October 18, 2016, we also received written confirmation from the CBER that the FDA intends to regulate our esophageal implant as a combination product under the primary jurisdiction of CBER. We further understand that CBER may choose to consult or collaborate with CDRH with respect to the characteristics of the synthetic scaffold component of our product based on CBER’s determination of need for such assistance.

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

If the FDA does not approve or clear our products in a timely fashion, or at all, our business, financial condition or operations will be adversely affected.

In the E.U., our esophagus product candidate will likely be regulated as a combined advanced therapy medicinal product and our other product candidates, including for the trachea or bronchus, may also be viewed as advanced therapy medicinal products, which could delay approvals and clearances and increase costs of obtaining such approvals and clearances.

On May 28, 2014, we received notice from the European Medicines Agency, or EMA, that our first-generation trachea product candidate would be regulated as a combined advanced therapy medicinal product. While we have not had any formal interaction with the EMA with respect to our esophageal implant, we believe that such implant technology would likely be regulated as a combined advanced therapy medicinal product. In the event of such classification, it would be necessary to seek a marketing authorization for these products granted by the European Commission before being marketed in the E.U.

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

The occurrence of any of these events could have a material adverse effect on our business, financial condition or results of operations.

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

In connection with the Separation, Harvard Bioscience has generally agreed to retain all liabilities that did not historically arise from our business. Third parties may seek to hold us responsible for Harvard Bioscience’s retained liabilities. Under our agreements with Harvard Bioscience, Harvard Bioscience has agreed to indemnify us for claims and losses relating to these retained liabilities. However, if those liabilities are significant and we are ultimately liable for them, we cannot assure you that we will be able to recover the full amount of our losses from Harvard Bioscience, which could have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to Our Common Stock

Our principal stockholders hold a significant percentage of our voting power and will be able to exert significant control over us.

The stockholders who purchased shares of our common stock and related warrants pursuant to a Securities Purchase Agreement dated December 27, 2017 collectively hold shares of common stock that represent approximately 32% of all outstanding voting power, and as such may significantly influence the results of matters voted on by our shareholders. The interests of these stockholders may conflict with your interests. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

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

Variations in our quarterly and year-end operating results are difficult to predict and may fluctuate significantly from period to period. If our revenues or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially, which could have a material adverse effect on our ability to raise additional capital, to use our stock as consideration for future acquisitions or for compensation of our employees. In addition to the other factors discussed under these “Risk Factors,” specific factors that may cause fluctuations in our operating results include:

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

We expect that we will seek to raise additional capital from time to time in the future, which may involve the issuance of additional shares of common stock, or securities convertible into or exercisable for common stock. The purchasers of the shares of common stock and warrants to purchase shares of common stock from our public offerings and private placements may sell significant quantities of our common stock in the market, which may cause a decline in the price of our common stock. Further, we cannot predict the effect, if any, that any additional market sales of common stock, or anticipation of such sales, or the availability of those shares of common stock for sale will have on the market price of our common stock. Any future sales of significant amounts of our common stock, or the perception in the market that this will occur, may result in a decline in the price of our common stock.

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

We have in the past issued, and we may at any time in the future issue, additional shares of authorized preferred stock. For example, in our December 2017 private placement transaction, we authorized 12,000 shares of Series D convertible preferred stock, of which we issued 3,108 shares, all of which have been converted into shares of common stock, and in June 2022 we also issued 4,000 shares of Series E convertible preferred stock, and additional shares of Series E convertible preferred stock thereafter in relation to dividends on such Series E convertible preferred stock. The Company issued an aggregate of 180 shares of Series E Convertible Preferred Stock relating to accrued dividends during the year ended December 31, 2022.

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

We intend to generate significant revenues outside the U.S., including in China and the E.U. Restrictions, such as those related to CFIUS, not only affect foreign ownership and investments, but also the transfer or licensing of technology from the U.S. into certain foreign markets, including China. Such restrictions, including to the extent they block strategic transactions that might otherwise be in stockholder’s interests, may materially and adversely affect our ability to generate revenues in those foreign markets and the results of our operations.

If we incur higher costs as a result of trade policies, treaties, government regulations or tariffs, it could have a materially adverse effect on our business, financial condition or results of operations.

There is currently significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations and tariffs. The current United States administration has called for substantial changes to U.S. foreign trade policy including greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S. Under the current status, we do not expect that this tariff will significantly impact any Biostage products and thus the tariff should not have a materially adverse effect on our business, financial condition or results of operations. We are unable to predict whether or when additional tariffs will be imposed or the impact of any such future tariff increases.

We are exposed to a variety of risks relating to our potential international sales and operations, including fluctuations in exchange rates, local economic conditions and delays in collection of accounts receivable.

We intend to generate significant revenues outside the U.S. in multiple foreign currencies including Chinese Renminbi, Euros, British pounds, and in U.S. dollar-denominated transactions conducted with customers who generate revenue in currencies other than the U.S. dollar. In such instances, for those foreign customers who purchase our products in U.S. dollars, currency fluctuations between the U.S. dollar and the currencies in which those customers do business may have a negative impact on the demand for our products in foreign countries where the U.S. dollar has increased in value compared to the local currency.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act, or ACA, was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to Judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, former President Trump signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA.

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

Most recently, the Inflation Reduction Act of 2022 included a number of significant drug pricing reforms, which include the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that requires manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers under Medicare Parts B and D to penalize price increases that outpace inflation, and a redesign of the Part D benefit, as part of which manufacturers are required to provide discounts on Part D drugs.

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

We are a smaller reporting company, or SRC, and a non-accelerated filer, which allows us to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not SRCs or non-accelerated filers, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations, including disclosures regarding executive compensation, in our Annual Report and our periodic reports and proxy statements and providing only two years of audited financial statements in our Annual Report and our periodic reports. We will remain an SRC until (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $250 million or (b) in the event we have over $100 million in annual revenues, and the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $700 million. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These costs generally increase for a company whose shares are listed on the NYSE American or Nasdaq Capital Market as compared to the costs for a company for whose shares are quoted on the OTCQB Venture Market. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, FINRA rules and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

We will likely in the future have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation (“FDIC”), the loss of which would have a severe negative affect on our operations and liquidity.

We currently have the majority of our cash and cash equivalents held in deposit at Bank of America. While the amounts held in the deposit accounts as of March 20, 2023 were less than the insurance coverage offered by the FDIC, in the future, we will likely maintain our cash assets at financial institutions in the U.S. in amounts that may be in excess of the FDIC insurance limit of $250,000. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. In the event of a failure or liquidity issue of or at any of these financial institutions where we maintain our deposits or other assets, we may incur a loss, and to the extent such loss exceeds the FDIC insurance limitation it could have a material adverse effect upon our liquidity, financial condition and our results of operations.

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

Item 3. Legal Proceedings.

As previously disclosed, on April 14, 2017, representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts, against us and other defendants, including Harvard Bioscience, Inc., or HBIO, the former parent of the Company that spun off the Company in 2013, as well as another third party. The complaint sought payment for an unspecified amount of damages and alleged that the plaintiff sustained terminal injuries allegedly caused by products provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in Europe in 2012 and 2013. This lawsuit relates to our first-generation trachea scaffold technology for which we discontinued development in 2014, and not to our current esophageal implant.

On April 27, 2022, the Company and HBIO executed a settlement with the plaintiffs (the “Settlement”), which resolves all claims relating to the litigation. The Settlement resulted in the dismissal with prejudice of the wrongful death claim, and neither we nor HBIO admitted any fault or liability in connection with the claim. The Settlement also resolved any and all claims by and between the parties and our products liability insurance carriers, which resulted in the dismissal with prejudice of all claims asserted by or against those carriers, the Company and HBIO. However, based on review of the circumstances surrounding the Settlement, we recorded an accrual for this matter of approximately $3.3 million in general and administrative expenses during the year ended December 31, 2021.

In relation to the litigation, we have incurred approximately $5.9 million of aggregate costs, all of which has been paid as of December 31, 2022. This aggregate amount includes the cost of both the accrual for contingency matter of approximately $3.3 million and approximately $2.6 million of legal and related costs incurred by us which consist of attorney’s fees and advisor and specialist costs as part of our defense in this matter. For the year ended December 31, 2022, we incurred legal and related costs of approximately $1.3 million recorded in general and administrative expenses. On March 3, 2022, we received a cash payment of approximately $0.1 million from Medmarc, our insurance carrier. This amount represented a reimbursement of previously incurred legal costs and was recorded as a reduction to general and administrative expenses during the year ended December 31, 2022.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was initially quoted on the OTCQB Venture Marketplace at the opening of business on October 6, 2017 under the symbol “BSTG.” Prior to that time, our common stock traded on the NASDAQ Capital Market also under the symbol “BSTG.” From our initial listing on October 21, 2013 until April 1, 2016, in connection with our name change, our common stock traded on the NASDAQ Capital Market under the symbol “HART.”

There were 141 holders of record of our common stock as of March 20, 2023, which does not include persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2022, all of our unregistered sales were previously disclosed in our Quarterly Reports on Form 10-Q or in Current Reports on Form 8-K in relation to the applicable periods, other than during the fourth quarter of 2022, we issued 558,825 shares of common stock in connection with cashless exercises of 775,000 warrants that were issued in December 2017, which such issuances were done without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to an accredited investor, and in reliance on similar exemptions under applicable state laws.

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

In some cases, you can identify forward-looking statements by terms such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “could,” “would,” “target,” “seek,” “aim,” “believe,” “predicts,” “think,” “objectives,” “optimistic,” “new,” “goal,” “strategy,” “potential,” “is likely,” “will,” “expect,” “plan” “project,” “permit” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail in Item 1A.”Risk Factors” of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page ii of this Annual Report on Form 10-K.

Overview

We are a clinical-stage biotechnology company that intends to use cell therapy to treat cancer, injuries, and birth defects in the esophagus.

We believe our technology is likely to be used to treat esophageal cancer, esophageal injuries, and birth defects in the esophagus. Additional product candidates in our pipeline may treat bronchial cancer, intestinal cancer and colon cancer.

Our first esophageal product candidate, our esophageal implant was used in the first successful regeneration of the esophagus in a patient with esophageal cancer. This successful first-in-human experience, plus the research we have performed on over 50 pigs, led the FDA to approve our 10-patient combined phase 1 and phase 2 clinical trial. This combination trial will measure both safety and efficacy in the patient population.

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

Since our incorporation, we have devoted substantially all of our resources to developing our programs, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the sales of common stock and preferred stock. In December 2017, we sold the inventory and rights to manufacture and sell research-only versions of our bioreactors to Harvard Bioscience. We did not recognize any revenues during the years ended December 31, 2022 and December 31, 2021.

Our product candidates are currently in development and have not yet received regulatory approval for sale anywhere in the world.

We have incurred substantial operating losses since our inception, and as of December 31, 2022 had an accumulated deficit of approximately $83.0 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of December 31, 2022 of approximately $1.2 million will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We expect to continue to incur operating losses and negative cash flows from operations for 2022 and in future years. Therefore, as disclosed in Note 1 to our Consolidated Financial Statements, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional funds to fund our operations. In the event we do not raise additional capital from outside sources before or during the second quarter of 2023, we may be forced to curtail or cease our operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing development, pre-clinical and clinical testing of product candidates, as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on favorable terms, if at all.

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

2022 Financing Activities

During the year ended December 31, 2022, we completed the following financing activities:

●	In May 2022, we sold 854,771 shares of common stock and warrants to purchase 427,390 shares of common stock for the aggregate purchase price of approximately $5.1 million and a purchase price per unit of $5.92. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock, subject to adjustment as provided in the warrants. The warrants have an exercise price of $8.88 per share, subject to adjustments as provided under the terms thereof, and were immediately exercisable. The warrants are exercisable until five years (5) from the warrant issuance date. In May 2022, we also issued options to acquire 38,564 shares of common stock to satisfy sales commissions in the approximate amount of $155,660 incurred in relation to this private placement.
●	In June 2022, the Company issued 4,000 shares of Series E Convertible Preferred Stock at a price of $1,000 per share to satisfy certain indemnification obligations in the amount of $4.0 million, in lieu of paying cash. The Company issued an aggregate of 180 shares of Series E Convertible Preferred Stock relating to accrued dividends during the year ended December 31, 2022.

2021 Financing Activities

During the year ended December 31, 2021, we completed the following financing activities:

●	On May 4, 2020, we obtained a loan from Bank of America in the aggregate amount of approximately $0.4 million, pursuant to the Paycheck Protection Program, established as part of the CARES Act. Such loan was evidenced by a promissory note dated May 4, 2020 issued by us whereas certain amounts of the loan where eligible for forgiveness if used for qualifying expenses. On December 18, 2020, we submitted the loan forgiveness application for the entire borrowings of approximately $0.4 million to the lender and were notified on January 7, 2021 that the application was submitted to the Small Business Administration, or SBA, for review. On May 23, 2021, we were notified by the lender that the SBA determined that the application for our loan forgiveness was approved, and the SBA remitted the forgiven amount to the lender. We have accounted for this loan forgiveness as a gain on extinguishment of approximately $0.4 million (See Note 3 in the Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K for further discussion).
●	During the year ended December 31, 2021, we issued a total of 1,300,000 shares of our common stock at a purchase price of $2.00 per share and warrants to purchase 650,000 shares of common stock at an exercise price of $2.00 per share to a group of investors for aggregate gross and net proceeds of approximately $2.6 million.
●	During the year ended December 31, 2021, we issued 72,464 shares of our common stock to our Chief Executive Officer at a purchase price of $3.45 per share and warrants to purchase 36,232 shares of common stock at an exercise price of $3.45 per share for aggregate gross and net proceeds of approximately $250 thousand.

Small Business Innovation Research Grant

On March 28, 2018, we were awarded a Fast-Track Small Business Innovation Research, or SBIR, grant by the Eunice Kennedy National Institute of Child Health and Human Development, or NICHD, to support testing of a pediatric esophageal implant. The award for Phase I provided for the reimbursement of approximately $0.2 million of qualified research and development costs which was received and recognized as grant income during 2018.

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

For the years ended December 31, 2022 and 2021, we recognized approximately $0 and $0.2 million of grant income, respectively, from Phase II of the SBIR grant. The aggregate SBIR grant to date provided a total award of $1.8 million, of which approximately $1.5 million has been recognized through December 31, 2022.

The Phase II portion of the award expired effective September 30, 2021.

Management

Effective as of November 26, 2021, we appointed David Green as Chief Executive Officer. Effective as of March 1, 2023, we transitioned the role of Chief Executive Officer to Junli (Jerry) He, our existing director, and Mr. Green remains on our Board of Directors.

On August 8, 2022, we appointed Joseph Damasio Jr. as Chief Financial Officer. In such role, Mr. Damasio serves as the Company’s principal accounting officer and principal financial officer.

As of December 31, 2022, we had 8 employees, 7 of whom were full-time and one part-time.

Components of Operating Loss

Research and Development Expense. Research and development expense consists of salaries and related expenses, including share-based compensation, for personnel and contracted consultants and various materials and other costs to develop our new products, primarily: synthetic scaffolds, including investigation and development of materials and investigation and optimization of cellularization, autoseeders, and 3-D bioreactors, as well as studies of cells and cell behavior. Other research and development expenses include the costs of outside service providers and material costs for prototype and test units and outside laboratories and testing facilities performing cell growth and materials experiments, as well as the costs of all other preclinical research and testing including animal studies and expenses related to potential patents. We expense research and development costs as incurred.

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

Changes in Fair Value of Warrant Liability. Changes in fair value of warrant liability represent the change in the fair value of outstanding common stock warrants that were classified as liability awards during the years ended December 31, 2022 and 2021. We use the Black-Scholes pricing model to value the related warrant liability.

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

Total share-based compensation expense for each of the years ended December 31, 2022 and 2021 was approximately $1.0 million. Share-based compensation is further described in Note 15 to our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

Warrant Liability

Most of the warrants to purchase shares of our common stock have been classified on our consolidated balance sheets as equity. We classify warrants as a liability in our consolidated balance sheets if the warrant is a free-standing financial instrument that may require us to transfer cash consideration upon exercise and that cash transfer event would be out of our control. Such a “liability warrant” is initially recorded at fair value on the date of grant using the Black-Scholes model, net of issuance costs, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrant are recognized as a component of other income (expense) in the consolidated statements of operations. We continued to adjust the liability for changes in fair value until the expiration of the warrant liability in February 2022.

Results of Operations

The following table summarizes the results of our operations for the years ended December 31, 2022 and 2021 ($ in thousands):

	For the Year Ended		Change 2022 vs. 2021
	2022	2021	Change	%
Operating expenses
Research and development	$1,742	$1,592	$150	9%
General and administrative	4,411	7,044	(2,633)	(37)%
Total operating expenses	6,153	8,636	(2,483)	(29)%

Other income (expense)
Forgiveness of notes payable	—	408	(408)	(100)%
Sublease income	87	—	87	100%
Grant income	—	165	(165)	(100)%
Change in fair value of warrant liability	2	15	(13)	(87)%
Other income (expense), net	(9)	70	(79)	(113)%
Total other income (expense), net	80	658	(578)	(88)%
Net loss	$(6,073)	$(7,978)	$1,905	(24)%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Research and Development Expense

Research and development expense increased approximately $0.2 million, or 9%, to approximately $1.7 million for the year ended December 31, 2022 as compared to approximately $1.6 million for the year ended December 31, 2021. This was due primarily to higher headcount and preclinical trial activities.

General and Administrative Expense

General and administrative expense decreased approximately $2.6 million, or 37%, to approximately $4.4 million for the year ended December 31, 2022 as compared to approximately $7.0 million for the year ended December 31, 2021. This decrease was due primarily to a charge in the prior year of approximately $3.3 million relating to the contingency matter for our litigation for a wrongful death complaint and related matters more fully described in Note 9 to our consolidated financial statements. The decrease is offset, in part, by approximately $0.4 million of higher employee and share-based expenses and approximately $0.2 million for increased costs for supporting our ongoing public company requirements.

Forgiveness of notes payable

On May 23, 2021, we were notified by our lender that provided our related Loan that the SBA determined that our application for loan forgiveness was approved, and the SBA remitted the forgiven amount to our lender. As a result, we recorded a gain from forgiveness of our notes payable of approximately $0.4 million for the year ended December 31, 2021 compared to none for 2022.

Sublease income

On January 5, 2022, the Company executed a four-month sublease agreement for certain laboratory and office space at its Holliston, Massachusetts facility. The Company further extended the sublease agreement to a month-to-month basis until August 31, 2022, when the other party vacated the premises. For the year ended December 31, 2022, the Company recorded sublease income of approximately $87,000 relating to this agreement.

Grant income

For the year ended December 31, 2022, we recorded grant income of approximately $0 for qualified expenditures under the SBIR grant as the Phase II portion of the award expired effective September 30, 2021. For the year ended December 31, 2021, we recorded grant income of approximately $165,000 for qualified expenditures under the SBIR grant.

Change in Fair Value of Warrant Liability

For the year ended December 31, 2022, the change in fair value of our warrant liability resulted in other income of approximately $2,000. This compared to other income of approximately $15,000 for the year ended December 31, 2021, which was due primarily to a reduction in the expected term of the outstanding warrants. These warrants expired unexercised in February of 2022.

Other income (expense), net

During the year ended December 31, 2022, we recorded interest expense of approximately $9,000 on insurance installment payments. In June 2021, we received a refund payment of approximately $71,000 for certain withholding taxes paid in previous years to the German tax authorities which were remitted to us on behalf of Harvard Apparatus Regenerative Technology GmbH, our German subsidiary.

Liquidity and Capital Resources

Sources of Liquidity. We have incurred operating losses since inception and as of December 31, 2022, we had an accumulated deficit of approximately $83.0 million. We are currently investing significant resources in the development and commercialization of our product candidates for use by clinicians and researchers in the field of regenerative medicine. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future.

Operating Activities. Net cash used in operating activities of approximately $5.1 million for the year ended December 31, 2022 was primarily a result of our net loss of approximately $6.1 million and $0.6 million for deferred financing costs, offset by approximately $1.1 million of non-cash items related to share-based compensation and depreciation, and an increase of approximately $0.5 million of cash provided from working capital due to the timing of prepaid expenses, accounts payable, and accrued and other current liabilities.

Net cash used in operating activities of approximately $2.6 million for the year ended December 31, 2021 was primarily a result of our net loss of approximately $8.0 million, offset by approximately $0.7 million of non-cash items related to the forgiveness of our notes payable, share-based compensation and depreciation, and an increase of approximately $4.7 million of cash provided from working capital due to the timing of prepaid expenses, accounts payable, accrued and other current liabilities and contingency accrual more fully described in Note 9 to our consolidated financial statements.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2022 and 2021 totaled $5,000 and $0, respectively, and represented purchases of property, plant and equipment.

Financing Activities. Net cash generated from financing activities was approximately $5.1 million during the year ended December 31, 2022 and consisted of net proceeds received from private placement transactions for the issuance of common stock and warrants to purchase common stock. Net cash generated from financing activities was approximately $2.8 million during the year ended December 31, 2021 and consisted of net proceeds received from private placement transactions for the issuance of common stock and warrants to purchase common stock.

We continue to pursue our esophageal program, including advancing to operate as a clinical stage company. Given our current limited cash resources, we intend to closely monitor our cash expenses as such cash resources are expected to only allow us to meet our operating needs into the second quarter of 2023.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

This Annual Report on Form 10-K includes the certifications of our principal executive officer and principal financial officer required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our principal executive officer and principal financial officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In connection with the preparation of this Annual Report on Form 10-K, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

As a smaller reporting company, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, Marcum LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2022.

(c) Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the principal executive officer and the principal financial officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2022. Except as noted above, management concluded that there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Directors of Biostage, Inc.

The following information is current as of March 6, 2023, based on information furnished to the Company by each Director:

Director Name	Age	Position with the Company	Since
Class I Directors
James Shmerling, DHA, FACHE (1)(2)	68	Director	2018
Junli (Jerry) He	48	Chairman	2021

Class II Directors
Ting Li(2)	46	Director	2018
David Green	60	Director	2021

Class III Directors
Jason Jing Chen(2)(3)	61	Vice Chairman	2018
Herman Sanchez (1)(3)	48	Director	2021

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Governance Committee

Class I Directors

James Shmerling, DHA, FACHE — Director

Dr. Shmerling has served as a member of our Board of Directors since March 29, 2018 and is the Chairman of the Audit Committee and Compensation Committee. Dr. Shmerling has served as the President and Chief Executive Officer of Connecticut Children’s Medical Center since October 2015. Dr. Shmerling is a seasoned executive who has worked in leadership roles at several pediatric hospitals around the United States during his career. For over three decades, he has served in management roles at children’s hospitals across the country and is nationally recognized as a leader in issues concerning children’s health and wellness. Prior to joining Connecticut Children’s, Dr. Shmerling spent eight years as the Chief Executive Officer of Children’s Hospital Colorado. Before that, he was the Executive Director and Chief Executive Officer of the Monroe Carell Jr. Children’s Hospital at Vanderbilt from 2002 to 2007. Dr. Shmerling is a Fellow in the American College of Health Care Executives (ACHE). He is an adjunct faculty member in the Hospital Administration programs, University of Alabama at Birmingham. Dr. Shmerling received a B.S. in Health Education from the University of Tennessee, an M.S. in Hospital and Health Administration from the University of Alabama in Birmingham, an M.B.A. from Samford University and a Doctorate of Health Administration from the Medical University of South Carolina. We believe Dr. Shmerling’s qualifications to sit on our Board of Directors include his extensive leadership experience at children’s hospitals and his status as a leader in issues concerning children’s health and wellness.

Junli (Jerry) He – Chairman and Chief Executive Officer

Mr. He has served as a member of our Board of Directors since September 1, 2021 and has served as Chairman since March 1, 2023. Mr. He’s biographical information is provided under the caption “Information about our Executive Officers” above on page 22. We believe Mr. He’s qualifications to sit on our Board of Directors include his extensive leadership and CFO experience, in particular in relation to finance, accounting and operations, as well as his public company experience.

Class II Directors

Ting Li — Director

Ms. Li has served as a member of our Board of Directors since November 6, 2018. Ms. Li is also a member of the Compensation Committee. Ms. Li brings over 20 years of investment banking experience, building relationships between customers and enterprises. Ms. Li is currently a managing partner at Donghai Securities Co., Ltd, a top asset management company in China, and also serves as the Vice President of the Jilin Enterprise Chamber of Commerce and advisor of the School of Continuing Education of Tsinghua University. Ms. Li holds a bachelor’s degree in accounting from China’s Changchun Taxation College in Changchun, Jilin Province, and a master’s degree in software engineering from Jilin University, also in Changchun. We believe Ms. Li’s qualifications to sit on our Board of Directors include her extensive education and investment banking experience.

David Green — Director

Mr. Green has served as a member of our Board of Directors since November 26, 2021. Mr. Green served as President and a member of the Board of Directors of Harvard Bioscience, Inc. from March 1996 until the spin-off of Biostage on November 1, 2013, as Interim CEO of Harvard Bioscience, Inc. from May 2013 and August 2013, and remained a Director of Harvard Bioscience, Inc. from the spin-off until 2017. Mr. Green served on the Board of Directors of Biostage until May 2016 and was the founder and a former Chairman, President, and Chief Executive Officer of Biostage, Inc. Prior to joining Harvard Bioscience, Inc, Mr. Green was a strategy consultant with Monitor Company, a strategy consulting company, in Cambridge, Massachusetts and Johannesburg, South Africa from June 1991 until September 1995 and a brand manager for household products with Unilever PLC, a packaged consumer goods company, in London from September 1985 to February 1989. Mr. Green was president and a director of the Harvard Business School Healthcare Alumni Association. Mr. Green graduated from Oxford University with a B.A. Honors degree in physics and holds a M.B.A. degree with distinction from Harvard Business School.

The Board of Directors selected Mr. Green as a director because of his twenty-years experience as president or Chief Executive Officer, and director, of NASDAQ-listed public companies as well as his founding of Biostage and previous roles as CEO and Chairman of the Board of Biostage. We believe Mr. Green’s qualifications to sit on our Board of Directors include his executive leadership experience, his experience founding our regenerative medicine business, his significant operating and management expertise and the knowledge and understanding of our company that he acquired throughout his service to our company following the spin-off from Harvard Bioscience as well as his extensive years of service prior thereto as the President and director of Harvard Bioscience.

Class III Directors

Jason Jing Chen — Vice Chairman

Mr. Chen has served as a member of our Board of Directors since February 6, 2018. Mr. Chen is our Vice Chairman as well as a member of the Compensation Committee and Chairman of the Governance Committee. Mr. Chen has served as Senior Vice President of Business Development of Digitone Group, and Chief Executive Officer of its subsidiary DST Robotics Co Ltd. since October 2014. Prior to joining Digitone, Mr. Chen worked for Formica, as the General Manager of its Greater China business, from December 2010 to October 2014. Mr. Chen served as Vice President for Barco Great China and General Manager for the Security & Monitoring Division — China for Barco, Inc., a global company that develops networked solutions for the entertainment, enterprise and healthcare markets, from March 2008 to November 2009. Prior to joining Barco, Mr. Chen was the General Manger of the China and Hong Kong region for Waters Corporation from January 2005 to March 2008 where, among other managerial responsibilities, he was responsible for developing and implementing marketing strategies to grow the Chinese market. Prior to his time at Waters Corporation, Mr. Chen held various managerial roles of increasing importance at Hilti China. Mr. Chen began his career as an electrical engineer at Capital Iron & Steel Co. Mr. Chen received his MBA from Brigham Young University and has a B.S. in Electrical Engineering from the North China University of Technology, Beijing, China. We believe Mr. Chen’s qualifications to sit on our Board of Directors include his broad expertise and leadership experience in global commerce.

Herman Sanchez

Mr. Sanchez has served as a member of our Board of Directors since January 19, 2021 and is a member of the Audit Committee and Governance Committee. Mr. Sanchez has been working in the life sciences industry for over 20 years in various positions including designing and running randomized trial research, optimizing of clinical administration of health services, and working as a strategic consultant to the life sciences industry. He is currently a Senior Partner helping run Trinity Life Sciences’ strategy consulting business. Mr. Sanchez joined Trinity over a decade ago and has worked closely with clients to support strategic decision making across the product lifecycle. In his work consulting for pharmaceutical/biotech and medical device companies he has covered several diseases/therapeutic areas including oncology, rare and ultra-rare diseases, cell therapies, cardiovascular, diabetes, alcohol abuse/dependence, neurological, orthopedic, and renal diseases. Mr. Sanchez has been published in peer-reviewed publications on various topics including renal disease, patient epidemiology, medication adherence, suicidal ideation, minority patient recruiting, alcohol use/abuse and depression/anxiety treatment. Mr. Sanchez, prior to working in the life sciences industry, earned an MBA from the Tuck School of Business at Dartmouth College and an AB in Psychology from Harvard University. We believe that Mr. Sanchez’s qualifications to sit on our Board of Directors include his broad expertise and leadership experience in the life sciences industry, specifically in relation to trial research, clinical matters and product strategy.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND ITS COMMITTEES

During the year ended December 31, 2022, our Board of Directors held 26 meetings. Each of the Directors attended at least 75% of the total number of meetings of the Board of Directors and of the committees of which they were a member. The Board of Directors encourages Directors to attend in person, or virtually if being conducted only virtually, the Annual Meeting of Stockholders of the Company, or Special Meeting in lieu thereof, or, if unable to attend in person, to participate by other means, if practicable. In recognition of this policy, the Board of Directors typically schedules a regular meeting of the Board of Directors to be held on the date of, and immediately following, the Annual Meeting of Stockholders. All of the Directors in office at the time attended (virtually or telephonically) the 2022 Annual Meeting of Stockholders held on June 22, 2022. The non-employee Directors meet regularly in executive sessions outside the presence of management.

David Green served as the Chairman of the Board as well as our Chief Executive Officer until February 28, 2023. Jason Jing Chen serves as the Vice Chairman of the Board. Among other things, each of the Chairman and Vice Chairman provides feedback to the Officers on executive sessions and facilitates discussion among the independent directors outside of meetings of the Board of Directors. Our Chief Executive Officer is responsible for the day-to-day management of our Company and the development and implementation of our Company’s strategy. While our Board of Directors currently believes that separating the roles of Chief Executive Officer and Chairman contributes to an efficient and effective board, such Chairman and Chief Executive Officer roles will be combined until the Board of Directors determines otherwise. Our Board of Directors does not have a current requirement that the roles of Chief Executive Officer and Chairman of the Board be either combined or separated, because the Board currently believes it is in the best interests of our Company to make this determination based on the position and direction of our Company and the constitution of the Board and management team. From time to time, the Board will evaluate whether the roles of Chief Executive Officer and Chairman of the Board should be combined or separated, including following any hiring of a Chief Executive Officer following the interim nature of Mr. Green’s role in such position.

The Board of Directors has established an Audit Committee, a Compensation Committee and a Governance Committee.

The Board of Directors continuously evaluates the membership and role of each of the committees of the Board of Directors, as well as the charters governing the same.

Audit Committee

The Audit Committee currently consists of Dr. Shmerling and Mr. Sanchez. Dr. Shmerling serves as the Chairman. The Audit Committee is comprised entirely of independent Directors and it operates under a Board-approved charter that sets forth its duties and responsibilities. The Audit Committee met four times during 2022.

Under its charter, the Audit Committee is responsible for, among other things:

●	reviewing with the independent registered public accounting firm and management the adequacy and effectiveness of internal controls over financial reporting and related matters;

●	reviewing and consulting with management and the independent registered public accounting firm on matters related to the annual audit, the annual and quarterly financial statements and related disclosures, earnings releases and related accounting principles, policies, practices and judgments;

●	making a recommendation to the Board as to whether our audited financial statements should be included in our Annual Report on Form 10-K;

●	appointing, retaining and terminating, and determining compensation of, the Company’s independent auditors;

●	assurance of the regular rotation of audit partners, including any lead and concurring partners, in accordance with applicable laws and regulations;

●	preparation of the Audit Committee report required to be included in our annual proxy statement;

●	reporting matters that arise relating to quality or integrity of our financial statements, legal compliance, performance of the independent auditors and other matters, to the Board and reviewing such matters with the Board; and

●	the oversight of the Company’s independent auditors and the evaluation of the independent auditors’ qualifications, performance and independence, including performance of the lead audit partner, and reporting of such evaluation to the Board.

The Audit Committee is responsible for reviewing and discussing with management our policies with respect to risk assessment and risk management. The Board and the Audit Committee discuss matters relating to risks that arise or may arise.

The Audit Committee is also responsible for, and has established policies and procedures with respect to, the pre-approval of all services provided by the independent auditors. When assessing the independence of our auditors, the Audit Committee considers the independent registered public accounting firm’s provision of non-audit services to the Company.

The Audit Committee has also established procedures for the receipt, retention and treatment, on a confidential basis, of complaints received by the Company. The Board of Directors and the Audit Committee adopted a Code of Business Conduct and Ethics, a current copy of which is available on the Corporate Governance page in the Investor section of our website at www.biostage.com.

With respect to the Company’s independent registered public accounting firm, in accordance with SEC rules, audit partners are subject to rotation requirements to limit the number of consecutive years an individual partner may provide service to our Company. For lead and concurring audit partners, the maximum number of consecutive years of service in that capacity is five years. Our Audit Committee is involved in the selection of the lead audit partner. The process for selection of our lead audit partner pursuant to this rotation policy involves a meeting between the Chairman of the Audit Committee and the candidate for the role, as well as discussion by the full Audit Committee and with management.

The Board of Directors has determined that all members of the Audit Committee are “independent” as such term is currently defined by NASDAQ rules (although we are not listed on the NASDAQ), meet the criteria for independence set forth under the rules of the SEC, and are able to read and understand fundamental financial statements. The Board of Directors has also determined that Mr. He and Dr. Shmerling each qualifies as an “audit committee financial expert” under the rules of the SEC.

The Audit Committee Charter is available on the Corporate Governance page in the Investors section of our website at www.biostage.com. Please note that the information contained on the Company website is not incorporated by reference in, or considered to be a part of, this Annual Report on Form 10-K.

Compensation Committee

The Compensation Committee currently consists of Ms. Li, Mr. Chen and Dr. Shmerling, who serves as the Chairman. The Compensation Committee is comprised entirely of independent Directors and it operates under a Board-approved charter that sets forth its duties and responsibilities. In light of the authority of the Board of Directors as to compensation matters that existed during periods of 2022, the Compensation Committee did not hold a formal meeting in 2022.

The Compensation Committee assists the Board with determining and overseeing the execution of our compensation philosophy and overseeing the administration of our executive compensation programs. Its responsibilities also include assisting the Board with oversight as to the Company’s compensation and benefit plans and policies, retaining or terminating committee advisors, independence evaluation of compensation advisors, administering its stock plans (including reviewing and approving equity grants) and reviewing and approving annually all compensation decisions for the Company’s executive officers, including our Chief Executive Officer.

Although we are not listed on the NASDAQ, the Board of Directors has determined that all members of the Compensation Committee are “independent” as such term is currently defined by NASDAQ rules.

The Compensation Committee Charter is available on the Corporate Governance page in the Investors section of our website at www.biostage.com. Please note that the information contained on the website is not incorporated by reference in, or considered to be a part of, this Annual Report on Form 10-K.

Governance Committee

The current members of the Governance Committee are Mr. Sanchez and Mr. Chen, who serves as the Chairman. The Governance Committee is comprised entirely of independent directors and it operates under a Board-approved charter that sets forth its duties and responsibilities. In light of the authority of the Board of Directors as to governance matters that existed during periods of 2022, the Governance Committee did not hold a formal meeting in 2022.

Under the terms of its charter, the Governance Committee is responsible for identifying individuals qualified to become Board members, consistent with criteria recommended by the Governance Committee and approved by the Board of Directors, and recommending that the Board of Directors select the director nominees for election at each annual meeting of stockholders. Its responsibilities also include recommending to the Board of Directors the criteria for membership on Board Committees. The Governance Committee is also responsible for reviewing all stockholder nominations and proposals submitted to the Company, determining whether such nominations or proposals were timely submitted and assisting the Board of Directors with such corporate governance matters as the Board of Directors may request.

In identifying and evaluating nominees for the Board of Directors, the Governance Committee may solicit recommendations from any or all of the following sources: non-management Directors, including our Chairman, the Chief Executive Officer, other executive officers, third-party search firms or any other source it deems appropriate. In addition, the Governance Committee has established a policy that it will review and consider any Director candidates who have been recommended by securityholders in compliance with certain procedures established by the Governance Committee. The procedures to be followed by securityholders in submitting such recommendations are described in the section entitled “Submission of Securityholder Recommendations for Director Candidates” included in the Company’s Definitive Proxy Statement on Schedule 14A, filed on May 2, 2022. The Governance Committee will review and evaluate the qualifications of any such proposed Director candidate and conduct inquiries it deems appropriate.

The Governance Committee will evaluate all such proposed Director candidates, including those recommended by securityholders in compliance with the procedures established by the Governance Committee, in the same manner, with no regard to the source of the initial recommendation of such proposed Director candidate. When considering a potential candidate for membership on the Board of Directors, the Governance Committee may consider, in addition to the minimum qualifications and other criteria for Board membership approved by the Board of Directors, all facts and circumstances that the Governance Committee deems appropriate or advisable, including, among other things, the skills of the proposed Director candidate, his or her availability, depth and breadth of business experience or other background characteristics, his or her independence and the needs of the Board of Directors. At a minimum, each nominee must have high personal and professional integrity, have demonstrated ability and judgment, and be effective, in conjunction with the other Directors and nominees, in collectively serving the long-term interests of the stockholders. Although there is no specific policy regarding the consideration of diversity in identifying director nominees, the Governance Committee may consider whether the nominee, if elected, assists in achieving a mix of Board members that represents a diversity of background and experience. The Governance Committee also may consider whether the nominee has direct experience in the biotechnology, pharmaceutical and/or life sciences industries or in the markets in which the Company operates.

Although we are not listed on the NASDAQ, the Board of Directors has determined that all members of the Governance Committee are “independent” as such term is currently defined by NASDAQ rules.

The Governance Committee Charter is available on the Corporate Governance page in the Investor section of our website at www.biostage.com. Please note that the information contained on the website is not incorporated by reference in, or considered to be a part of, this Annual Report on Form 10-K.

The Board’s Role in Risk Oversight

Risks to the Company are discussed by the Board of Directors during the year. Management is responsible for the day-to-day management of risks we face, while the Board, as a whole and through its Committees, oversees risk management. The Audit Committee is responsible for reviewing and discussing with management our policies with respect to risk assessment and risk management. The Board of Directors and the Audit Committee review and discuss, including with management, risks that arise or may arise, including in relation to legal, compliance and cyber-security. For example, the Audit Committee discusses financial risk, including with respect to financial reporting and internal controls, with management and our independent registered public accounting firm and the steps management has taken to minimize those risks. Our Board of Directors also administers its risk oversight function through the required approval by the Board (or a Committee of the Board) of significant transactions and other material decisions.

CODE OF BUSINESS CONDUCT AND ETHICS

The Board of Directors has adopted a Code of Business Conduct and Ethics, which applies to all Directors, officers and employees of our Company and its subsidiaries including, without limitation, the Chairman of the Board, Interim Chief Executive Officer, the President, Interim Vice President of Finance, Chief Scientific Officer, as well as any Chief Financial Officer. The Code of Business Conduct and Ethics is available on the Corporate Governance page in the Investor section of our website at www.biostage.com. We intend to post any amendments to or waivers from this Code of Business Conduct and Ethics at this location on our website. Please note, however, that the information contained on the website is not incorporated by reference in, or considered a part of, this Annual Report on Form 10-K.

DELINQUENT SECTION 16(a) REPORTS

Our executive officers, Directors and beneficial owners of more than 10% of our Common Stock are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to us.

Based solely on a review of the copies of the reports furnished to us, and written representations from certain reporting persons that no other reports were required, we believe that during the year ended December 31, 2022, the reporting persons complied on a timely basis with all Section 16(a) filing requirements applicable to them, except for (i) William Fodor and Hong Yu, whose Form 4 filings, reporting stock option grants in December 2021, were late, (ii) James Shmerling, David Green and DST Capital LLC, whose Form 4 filings, reporting securities acquired in a private placement in May 2022, were late, and (iii) Junli (Jerry) He, whose Form 4 filing, reporting a sale of stock in December 2022, was late.

REPORT OF THE AUDIT COMMITTEE

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Annual Report on Form 10-K or any future filing with the Securities and Exchange Commission, in whole or in part, the following report shall not be deemed incorporated by reference into any such filing.

The undersigned members of the Audit Committee of the Board of Directors of the Company submit this report in connection with the committee’s review of the financial reports of the Company for the fiscal year ended December 31, 2022 as follows:

1.	The Audit Committee has reviewed and discussed with management the audited financial statements of the Company for the fiscal year ended December 31, 2022.

2.	The Audit Committee has discussed with representatives of Marcum LLP the matters required to be discussed with them by applicable requirements of Public Company Accounting Oversight Board Auditing Standard No. 16.

3.	The Audit Committee has received the written disclosures and the letter from the independent accountant required by the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence and has discussed with the independent accountant the independent accountant’s independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for filing with the Securities and Exchange Commission.

Submitted by the Audit Committee:

James Shmerling, DHA, FACHE, Chairman of the Audit Committee

Herman Sanchez

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

We are smaller reporting company and as a result, we have elected to comply with the reduced disclosure requirements applicable to smaller reporting companies in accordance with SEC rules. At the end of fiscal year 2022, we had three named executive officers, being David Green, our then Interim Chief Executive Officer, Director, and Chairman, Hong Yu, our President, and William Fodor, Ph.D., our Chief Scientific Officer. On August 8, 2022, the Company appointed Mr. Damasio as the Chief Financial Officer, but in accordance with such reduced disclosure requirements, at the end of fiscal year 2022 Mr. Damasio was not one of the two most highly compensated officers for fiscal year 2022. As such, disclosure of Mr. Damasio’s compensation is not included below. Effective as of March 1, 2023, we transitioned the role of Chief Executive Officer to Junli (Jerry) He, our existing director, and Mr. Green remains on our Board of Directors.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of the named executive officers listed below for services rendered in all capacities during the fiscal years ended December 31, 2022 and December 31, 2021.

Name and Principal Position	Year	Salary	Stock Awards	Option Awards(1)	All Other Compensation		Total
David Green	2022	$35,568	—	$—	$1,584	(2)	$37,152
Chief Executive Officer	2021	35,568	—	222,971	—		258,539
Hong Yu	2022	150,000	—	89,160	8,057	(3)	247,217
President	2021	150,000	—	222,827	7,950	(4)	380,777
William Fodor, PhD	2022	196,490	—	—	11,359	(5)	207,849
Chief Scientific Officer	2021	152,500	—	386,303	10,552	(6)	549,355

(1)	Based on the aggregate grant date fair value computed in accordance with the provisions of FASB ASC 718, “Compensation — Stock Compensation”, excluding the impact of estimated forfeitures. Assumptions used in the calculation of this amount are set forth under Share-Based Compensation in Note 15 to our audited financial statements included elsewhere in this Annual Report on Form 10-K. Amounts shown for Mr. Green do not include values attributable to performance-based options that have been not been earned due to the achievement of certain milestones. Assuming all of the milestones of such performance based options were achieved, the grant date fair value excluding the impact of estimated forfeitures of the related award would be $557,426. In May 2022, we also issued options Mr. Yu to acquire 22,089 shares of common stock to satisfy sales commissions in the amount of $89,160 incurred in relation to this private placement.

(2)	Amount represents $1,505 for matching contributions made by the Company to Mr. Green’s tax-qualified 401(k) Savings Plan account and premiums in the amount of $79 for a life insurance policy.

(3)	Amount represents $7,500 for matching contributions made by the Company to Mr. Yu’s tax-qualified 401(k) Savings Plan account and premiums in the amount of $557 for a life insurance policy.

(4)	Amount represents $7,500 for matching contributions made by the Company to Mr. Yu’s tax-qualified 401(k) Savings Plan account and premiums in the amount of $450 for a life insurance policy.

(5)	Amount represents $9,824 for matching contributions made by the Company to Dr. Fodor’s tax-qualified 401(k) Savings Plan account and premiums in the amount of $1,535 for a life insurance policy.

(6)	Amount represents $8,651 for matching contributions made by the Company to Dr. Fodor’s tax-qualified 401(k) Savings Plan account and premiums in the amount of $1,901 for a life insurance policy.

Discussion of Summary Compensation Table and Related Matters

2022 Executive Compensation

Salary and Bonus

In 2022, the Board of Directors reviewed the overall executive compensation of the Company’s named executive officers. Based on a variety of factors, with respect to the named executive officers, the Board of Directors elected to restore a portion of Dr. Fodor’s salary that was reduced in 2021. Effective May 15, 2022, Dr. Fodor’s base salary increased to $228,750.

Effective February 15, 2021, to support short term initiatives regarding management of expenses, we and Dr. Fodor mutually agreed to a temporary reduction of Dr. Fodor’s base salary by fifty percent (50%) to $152,500.

The Company entered into an employment agreement with Mr. Green dated as of November 26, 2021 and effective as of November 26, 2021. Mr. Green’s employment agreement provided for an initial annual base salary of the minimum required by applicable law, being $35,568, and is subject to annual review, provided that such base salary shall not be decreased without Mr. Green’s consent. Such employment agreement has been amended and restated as discussed below.

Long-Term Equity Incentive Compensation

In 2022, the Board of Directors did not make any grants of long-term equity incentive awards in the form of stock options to its named executive officers as part of its annual compensation assessment. As described above, Mr. Yu was awarded a fully vested stock option in May 2022 in relation to our private placement that closed in May 2022.

In 2021, the Board of Directors approved grants of long-term equity incentive awards in the form of stock options to executives as part of our total compensation package. These awards included grants to Mr. Green in connection with his hiring as Interim Chief Executive Officer, as well as Mr. Yu and Dr. Fodor. The long-term equity incentive awards were granted in an effort to achieve certain key objectives, including (i) to attract and retain high performing and experienced executives, (ii) motivate and reward executives whose knowledge, skills and performance are critical to our success, and (iii) to align the interests of our executives and our stockholders by providing our executives with strong incentives to increase stockholder value and a significant reward for doing so. Our decisions regarding the amount and type of long-term equity incentive compensation and relative weighting of these awards among total executive compensation have also been based on our understanding of market practices of our peers and take into account additional factors such as level of individual responsibility, experience and performance. The long-term incentive grants made to our named executive officers during the fiscal year ended December 31, 2021 are described in the table below.

Name and Principal Position	Stock Option Awards
David Green Chief Executive Officer	374,094	(1)
William Fodor, PhD Chief Scientific Officer	196,103	(2)
Hong Yu President	113,116	(2)

(1)	Subject to continued employment or service through the applicable vesting dates, (i) commencing on December 26, 2021, up to 106,884 of these options vest monthly in twelve consecutive equal monthly installments on the 26th day of each month through November 26, 2022, and (ii) up to 267,210 shall vest in three increments, two for 80,163 shares each and the third for 106,884 shares, each such vesting subject to certain performance milestones set by our Board of Directors.

(2)	Subject to continued employment or service through the applicable vesting dates, these options vest in four equal amounts on each of December 29, 2021, 2022, 2023 and 2024.

Historically, when granted, the long-term equity incentive awards are granted in an effort to achieve certain key objectives, including (i) to attract and retain high performing and experienced executives, (ii) motivate and reward executives whose knowledge, skills and performance are critical to our success, and (iii) to align the interests of our executives and our stockholders by providing our executives with strong incentives to increase stockholder value and a significant reward for doing so. Our decisions regarding the amount and type of long-term equity incentive compensation and relative weighting of awards among total executive compensation are also historically based on our understanding of market practices of our peers and take into account additional factors such as level of individual responsibility, experience and performance.

Retirement and Other Benefits

We have established a 401(k) tax-deferred savings plan, which permits participants, including our named executive officers, to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. We are responsible for administrative costs of the 401(k) plan. We may, in our discretion, make matching contributions to the 401(k) plan. In addition, all full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical coverage, vision coverage, dental coverage, disability insurance, and life insurance.

Employment Agreements

David Green, our Director and former Chief Executive Officer and Chairman

The Company entered into an amended and restated employment agreement with Mr. Green dated as of January 11, 2023, which amended and restated his employment agreement with the Company dated November 26, 2021. Mr. Green’s employment agreement was effective until terminated by the Company or the Mr. Green upon written notice. Following an amendment to such amended and restated employment agreement effective as of January 25, 2023, Mr. Green’s initial annual base salary of $300,000 was reduced to the minimum required by applicable law, being $35,568, and is subject to annual review, provided that such base salary shall not be decreased without Mr. Green’s consent. In lieu of such cash reduction for such next year, Mr. Green was granted a nonqualified stock option to purchase a share amount determined based on Black-Scholes value of the salary difference, being $264,432, which subject to continued employment, would vest monthly on each monthly anniversary of January 25, 2023 for twelve months following the Grant Date.

Pursuant to and in connection with such amended and restated employment agreement, in addition and in lieu of additional cash salary, on February 28, 2023 (the Grant Date), Mr. Green received a nonqualified stock option to purchase a share amount determined based on Black-Scholes value of $200,000 as of the Grant Date, which subject to continued employment, would vest monthly on each monthly anniversary of the Grant Date for twelve months following the Grant Date, with the first vesting to be in an amount equal to 1/4 of the aggregate share amount and then the remaining amount to vest in eleven substantially equal amounts thereafter.

Mr. Green was also eligible to receive cash incentive compensation on an annual basis of up to a one hundred percent (100%) of his base salary upon meeting objectives as determined by the Board of Directors of the Company or the Compensation Committee thereof.

In addition, on the Grant Date, Mr. Green received the following: (I) as additional compensation in recognition of past performance, a nonqualified stock option to purchase a share amount determined based on Black-Scholes value of $200,000 as of the Grant Date, which such option was fully vested as of the Grant Date, and (II) as a long term incentive grant, a nonqualified stock option to purchase shares of Common Stock (the LTI Grant) in a share amount equal to six percent (6%) of the then outstanding shares of Common Stock of the Company as of the Grant Date, which subject to continued employment, would vest monthly in thirty-six substantially equal monthly installments on each monthly anniversary of the Grant Date.

Mr. Green was also eligible to receive incentive compensation and employee benefit plans, including without limitation stock option plans, stock purchase plans and other employee benefit plans, as determined by the Board of Directors or the Compensation Committee.

As discussed below under “Potential Payments upon Termination and Change in Control Benefits,” effective as of March 1, 2023, we transitioned the role of Chief Executive Officer to Junli (Jerry) He, our existing director, and Mr. Green remains on our Board of Directors.

William Fodor, Ph.D., our Chief Scientific Officer

On July 2, 2018, William Fodor, Ph.D., our Chief Scientific Officer became an employee of the Company. The employment commenced in accordance with an offer letter executed as of June 4, 2018. Dr. Fodor is an at-will employee and his offer letter provides for an annual base salary in the amount of three hundred five thousand dollars ($305,000), which effective February 15, 2021, to support short term initiatives regarding management of expenses, was temporarily reduced by fifty percent (50%) to $152,500. Effective May 15, 2022, Dr. Fodor’s base salary increased to $228,750. Dr. Fodor is eligible to participate in all of our employee benefit plans, including without limitation, our Amended and Restated Equity Incentive Plan, retirement plans, stock purchase plans and medical insurance plans.

Hong Yu, our President

Effective as of May 29, 2018, the Board of Directors of the Company appointed Hong Yu as President of the Company. Prior to being elected President of the Company, Mr. Yu assisted the Company with strategic activities, including capital raising, and also assisted the Company’s lead investor, DST Capital, LLC, with respect to board, management and governance matters pertaining to the Company. Mr. Yu’s employment commenced in accordance with an offer letter executed as of May 16, 2018. Mr. Yu is an at-will employee and his offer letter provides for an annual base salary in the amount of one hundred and fifty thousand dollars ($150,000). Mr. Yu is eligible to participate in all of our employee benefit plans, including without limitation, our Amended and Restated Equity Incentive Plan, retirement plans, stock purchase plans and medical insurance plans.

Potential Payments upon Termination and Change in Control Benefits

In accordance with our Amended and Restated Equity Incentive Plan, or the Plan, the outstanding options thereunder, including those held by our Named Executive Officers, upon the consummation of a Sale Event or Change of Control, which are defined in the Plan, all such options shall then become fully vested and exercisable.

Effective as of March 1, 2023, we transitioned the role of Chief Executive Officer to Junli (Jerry) He, our existing director, and Mr. Green remains on our Board of Directors. Such transition was treated as a termination without cause in connection with the hiring of a replacement Chief Executive Officer under Mr. Green’s amended and restated employment agreement. In connection with such transition, Mr. Green received accrued and unpaid base salary through the date of his termination, and following his execution of the required release, the remaining unvested portion of the LTI Grant that would have vested within the twelve (12) months following the Grant Date accelerated and become fully vested. The unvested portions of his other stock option grants described above were forfeited as of such transition.

REPORT OF THE COMPENSATION COMMITTEE

Under rules of the Securities and Exchange Commission, as a Smaller Reporting Company, we are not required to provide a report of the Compensation Committee.

DIRECTOR COMPENSATION

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors. In setting director compensation, the Board of Directors and the Compensation Committee consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the Board of Directors.

Directors who are also employees of the Company receive no additional compensation for service as a director.

Our Board of Directors has approved the following compensation arrangements for our non-employee directors:

●	Initial grant of stock options with a value of $25,000 at the grant date to vest in full in equity quarterly increments over a period of one year from the grant date.

●	Annual compensation to consist of a grant of stock options, in lieu of cash fees, with a value of $20,000 at the date of grant, with all such awards to vest in full in quarterly increments over a period of one year following the grant date and a grant of stock options with a value of $25,000 at the grant date, where the grant date shall be the fifth business day following the Corporation’s annual stockholders meeting, with all such awards to vest in full in quarterly increments over a period of one year from the grant date.

●	In addition, all non-employee directors shall be reimbursed for their expenses incurred in connection with attending Board and Committee meetings.

DIRECTOR COMPENSATION TABLE

The following table presents the compensation provided by us to the non-employee directors who served during the fiscal year ended December 31, 2022.

	Fees
	earned or	Option
	paid	awards
Name	in cash	(1) (2)	Total
Jason Jing Chen	$—	$44,996	$44,996
Junli (Jerry) He	$—	$44,996	$44,996
Ting Li	$—	$44,996	$44,996
Herman Sanchez	$—	$44,996	$44,996
James Shmerling, DHA, FACHE	$—	$44,996	$44,996

(1)	Based on the aggregate grant date fair value computed in accordance with the provisions of FASB ASC 718, “Compensation — Stock Compensation”. Assumptions used in the calculation of this amount are included under Share-Based Compensation in Note 15 to our audited financial statements for the fiscal year ended December 31, 2022, included elsewhere in this Annual Report on Form 10-K.

(2)	The aggregate number of option awards outstanding and held by each non-employee director at our fiscal year ended December 31, 2022 were 110,535 for Mr. Chen, 37,692 for Mr. He, 104,251 for Ms. Li, 102,981 for Dr. Shmerling, and 68,205 for Mr. Sanchez.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END — 2022

The following table sets forth information concerning the number and value of exercisable and unexercisable options to purchase Common Stock, and the number of restricted stock units held by our named executive officers as of December 31, 2022.

						Restricted
	Option Awards					Stock Units
	Number of	Number of
	Securities	Securities				Number of
	Underlying	Underlying		Option		Securities
	Unexercised	Unexercised		Exercise	Option	Underlying
	Options (#)	Options (#)		Price	Expiration	Restricted
	Exercisable	Unexercisable		($)	Date	Stock Units
David Green	106,884	—	(1)	2.40	11/26/2031	—
	—	267,210	(2)	2.40	11/26/2031	—
	36,281	—	(3)	85.80	11/18/2023	—
William Fodor, Ph.D	98,052	98,051	(4)	2.30	12/29/2031	—
	104,643	—	(5)	2.72	5/29/2028	—
	20,929	83,714	(6)	2.72	5/29/2028	—
Hong Yu	22,089	—	(7)	4.71	5/18/2032	—
	56,558	56,558	(4)	2.30	12/29/2031	—
	104,643	—	(5)	2.72	5/29/2028	—
	20,929	83,714	(6)	2.72	5/29/2028	—

(1)	The option was granted on November 26, 2021 and is fully vested, as it vested twelve consecutive equal monthly installments on the 26th day of each month through November 26, 2022.

(2)	The option was granted on November 26, 2021 and, assuming continued employment or service with our Company, the unvested shares shall vest and become exercisable in three increments, two for 80,163 shares each and the third for 106,884 shares, based to the achievement of certain milestone targets determined by our Board of Directors.

(3)	The options are fully vested according to a separation agreement in 2015. The options that were already vested prior to such resignation would be exercisable until the respective scheduled expiration date of such options.

(4)	The option was granted on December 29, 2021 and, assuming continued employment with our Company, the unvested shares become exercisable in equal installments on December 29th of each of 2021, 2022, 2023 and 2024.

(5)	The option was granted on May 29, 2018 and, assuming continued employment with our Company, the unvested shares became exercisable in equal installments on December 31st of each of 2018, 2019, 2020 and 2021.

(6)	The option was granted on May 29, 2018 and, assuming continued employment with our Company, the unvested shares become exercisable based to the achievement of certain milestone targets determined by our Board of Directors.

(7)	The options are fully vested in satisfaction of sales commissions incurred in relation to the May 2022 private placement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Our Common Stock is currently our only class of voting securities issued and outstanding. The following table sets forth information regarding the beneficial ownership of all classes of our voting securities as of March 6, 2023 by: (i) all persons known by us to own beneficially more than 5% of our voting securities; (ii) each of our directors and nominee for Director; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 6, 2023 through the exercise of any warrant, stock option or other right. The inclusion of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Common stock subject to options currently exercisable, or exercisable within 60 days after March 6, 2023, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not deemed outstanding for computing the percentage ownership of any other person.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of Common Stock, except to the extent spouses share authority under community property laws.

	Common Stock
	Beneficially Owned
Name and Address of Beneficial Owner(1)	Shares	Percent(2)

Greater than 5% Holder

DST Capital LLC	4,023,186	32.1	%(3)
An Zhang	1,153,379	9.2	%(4)
Du Ziaoyu	750,000	6.1	%(5)
Harvard Bioscience	679,730	5.3	%(6)

Named Executive Officers

Junli (Jerry) He (current CEO)	271,267	2.2	%(7)
David Green (former CEO, current director)	658,846	5.2	%(8)
Hong Yu	471,198	3.8	%(9)
William Fodor, Ph.D	223,624	1.8	%(10)

Non-employee Directors

Jason Jing Chen	270,443	2.2	%(11)
Ting Li	102,691	*	%(12)
Herman Sanchez	66,645	*	%(13)
James Shmerling, DHA FACHE	126,759	1.0	%(14)

All current executive officers and directors, as a group (8 persons)	2,191,473	16.2	%(15)

*	Represents less than 1% of all of the outstanding shares of Common Stock (as calculated in accordance with footnote (2) below).

(1)	Unless otherwise indicated, the address for all persons shown is c/o Biostage, Inc., 84 October Hill Road, Suite 11, Holliston, Massachusetts 01746-1371.

(2)	Based on 12,206,400 shares of Common Stock outstanding on March 6, 2023, together with the applicable options and warrants held by the respective stockholder in the table above that become exercisable within 60 days.

(3)	This information is based in part upon a Schedule 13D (Amendment No. 9) filed jointly by DST Capital LLC (“DST Capital”), and Bin Zhao reporting beneficial ownership as of September 1, 2021. Consists of 3,694,047 shares of Common Stock.

(4)	This information is based upon a Schedule 13G/A filed by An Zhang on February 16, 2023 reporting beneficial ownership as of December 31, 2022.

(5)	This information is based upon a Schedule 13D filed by Du Xiaoyu reporting beneficial ownership as of May 29, 2018.

(6)	This information is based in part upon a Schedule 13G filed by Harvard Bioscience, Inc. reporting beneficial ownership as of June 21, 2022 and 180 shares of Series E convertible preferred stock issued as dividends through December 31, 2022. The shares included assume an optional conversion in accordance with the applicable terms of the certificate of designation of the Series E Preferred Stock held by Harvard Bioscience, Inc. as of March 6, 2023.

(7)	Includes 235,135 shares of Common Stock and options to acquire 36,132 shares of Common Stock exercisable within 60 days of March 6, 2023.

(8)	Includes 175,329 shares of Common Stock, warrants to purchase up to 67,905 shares of Common Stock, as well as options to acquire 415,612 shares of Common Stock that are exercisable within 60 days of March 6, 2023.

(9)	Includes 266,979 shares of Common Stock as well as options to acquire 204,219 shares of Common Stock that are exercisable within 60 days of March 6, 2023.

(10)	Includes options to acquire 223,624 shares of Common Stock that are exercisable within 60 days of March 6, 2023.

(11)	Includes 161,468 shares of Common Stock, and options to acquire 108,975 shares of Common Stock that are exercisable within 60 days of March 6, 2023.

(12)	Includes options to acquire 102,691 shares of Common Stock that are exercisable within 60 days of March 6, 2023.

(13)	Includes options to acquire 66,645 shares of Common Stock that are exercisable within 60 days of March 6, 2023.

(14)	Includes 16,892 shares of Common Stock, warrants to purchase up to 8,446 shares of Common Stock, as well as options to acquire 101,421 shares of Common Stock that are exercisable within 60 days of March 6, 2023.

(15)	Includes 855,803 shares of Common Stock, warrants to purchase up to 76,351 shares of Common Stock, as well as options to acquire 1,259,319 shares of Common Stock that are exercisable within 60 days of March 6, 2023.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2022 concerning the number of shares of Common Stock issuable under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,516,924	3.95	2,563,355	(2)

Equity compensation plans not approved by security holders	—	—	—

Total	2,516,924	3.95	2,563,355

(1)	Consists of our Amended and Restated Equity Incentive Plan and our Employee Stock Purchase Plan.

(2)	Includes 2,560,389 shares available for future issuance under our Amended and Restated Equity Incentive Plan and 2,966 shares available for future issuance under our Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Audit Committee charter sets forth the standards, policies and procedures that we follow for the review, approval or ratification of any related person transaction that we are required to report pursuant to Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission. Under the Audit Committee charter, which is in writing, the Audit Committee must conduct an appropriate review of these related person transactions on an ongoing basis, and the approval of the Audit Committee is required for all such transactions. The Audit Committee relies on management to identify related person transactions and bring them to the attention of the Audit Committee.

During the 2022 and 2021 fiscal years, we were not a participant in any related person transactions that required disclosure under this heading.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Marcum LLP, Boston, Massachusetts, PCAOB Auditor ID 688. Our predecessor independent public accounting firm was Wei, Wei & Co., LLP, Flushing, New York, PCAOB Auditor ID 2388.

The following table provides a summary of fees for professional services provided by Marcum LLP, our current independent registered public accounting firm, Wei, Wei & Co., and RSM US, LLP, our former independent registered public accounting firms, during the fiscal years ended December 31, 2022 and 2021, in each of the following categories as set forth in the table below.

	2022	2021	Total
Audit Fees (1)	$213,849	$124,100	$337,949
Audit-related Fees (2)	173,440	—	173,440
Tax Fees (3)	15,000	34,920	49,920
Total Fees	$402,289	$159,020	$561,309

(1)	Audit Fees for both 2022 and 2021 included fees associated with the annual audit of our consolidated financial statements and the reviews of our Quarterly Report on Form 10-Q.

(2)	Audit-related Fees for RSM, Wei, Wei & Co., LLP and Marcum LLP for 2022 included fees relating to the filing of a Registration Statement on Form S-1 and auditor transition.

(3)	Tax Fees included domestic and international tax compliance, tax advice and tax planning.

All Other Fees

None.

All of the services performed in the years ended December 31, 2022 and December 31, 2021 were pre-approved by the Audit Committee. It is the Audit Committee’s policy to pre-approve all audit and permitted non-audit services to be provided to us by the independent registered public accounting firm. The Audit Committee’s authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision. The Audit Committee has delegated this pre-approval authority to its Chairman for non-audit services with aggregate fees of $10,000 or less. In addition, the Audit Committee has considered whether the provision of the non-audit services above is compatible with maintaining the independent registered public accounting firm’s independence.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

BIOSTAGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Biostage, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Biostage, Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has suffered recurring losses from operations, has an accumulated deficit, uses cash flows in its operations, and will require additional financing to continue to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Share-Based Compensation – Performance-Based Awards

Description of the Matter

As described in Note 15 to the consolidated financial statements, the Company has 510,742 unvested performance-based options outstanding for which there is unrecognized compensation expense of approximately $1.3 million at December 31, 2022. No expense has been recognized for these unvested awards as of December 31, 2022 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes. As described in Note 2 to the consolidated financial statements, the Company measures all stock options and restricted stock awards granted to employees, directors and non-employees based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of estimated forfeitures, over the requisite vesting period. Expense on share-based awards for which vesting is performance or milestone based is recognized on a straight-line basis from the date when it is determined that the achievement of the milestone is probable to the vesting/milestone achievement date.

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

How We Addressed the Matter in Our Audit

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

Our audit procedures related to the expense recognition of share-based awards that contain performance-based vesting provisions included the following, among others, (i) obtaining and analyzing the grant agreements for outstanding share-based awards with performance-based vesting provisions, (ii) recalculated the total outstanding share-based awards with performance-based vesting provisions at year-end based upon cumulative grants, net of cumulative forfeitures, and (iii) discussed with management and evaluated their conclusions reached on the probability of achievement of the business milestones within the performance based awards by assessing the Company’s liquidity requirements needed to fund the achievement of the milestones outlined in the grant agreements and reviewed the Company’s public press releases through the issuance date of these financials.

Marcum LLP

We have served as the Company’s auditor since 2022.

Boston, MA

March 30, 2023

(PCAOB ID # 688)

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of

Biostage, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Biostage, Inc. and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flow for the year then ended, and the related notes to the consolidated financial statements (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flow for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Wei, Wei & Co., LLP

We served as the Company’s auditor during 2021.

Flushing, New York

March 31, 2022

BIOSTAGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$1,241	$1,242
Restricted cash	—	50
Prepaid research and development	274	—
Prepaid expenses and other current assets	79	295
Total current assets	1,594	1,587
Property, plant and equipment, net	49	110
Right-of-use assets, net	147	169
Deferred financing costs	610	—
Total assets	$2,400	$1,866

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$682	$676
Accrued and other current liabilities	582	798
Accrual for contingency matter	—	3,250
Warrant liability	—	2
Current portion of operating lease liability	99	110
Total current liabilities	1,363	4,836
Operating lease liability, net of current portion	48	59
Total liabilities	1,411	4,895

Commitments and contingencies (Note 9)
Series E convertible preferred stock, $0.01 par value per share, 5,000 shares authorized, 4,180 shares issued and outstanding	4,180	—

Stockholders’ deficit:
Common stock, par value $0.01 per share, 60,000,000 shares authorized; 12,174,467 and 10,760,871 issued and outstanding at December 31, 2022 and 2021, respectively	122	108
Additional paid-in capital	79,698	73,801
Accumulated deficit	(83,011)	(76,938)
Total stockholders’ deficit	(3,191)	(3,029)
Total liabilities and stockholders’ deficit	$2,400	$1,866

See accompanying notes to consolidated financial statements.

BIOSTAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$1,742	$1,592
General and administrative	4,411	7,044
Total operating expenses	6,153	8,636

Operating loss	(6,153)	(8,636)

Other income, net:
Forgiveness of notes payable	—	408
Sublease income	87	—
Grant income	—	165
Change in fair value of warrant liability	2	15
Other (expense) income, net	(9)	70
Total other income, net	80	658

Net loss	(6,073)	(7,978)
Less: preferred stock dividends	(180)	—
Net loss attributable to common stockholders	$(6,253)	$(7,978)

Basic and diluted net loss per share	$(0.54)	$(0.79)
Weighted average common shares, basic and diluted	11,349,610	10,062,432

See accompanying notes to consolidated financial statements.

BIOSTAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series E Convertible Preferred Stock	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders Equity (Deficit)
Balance at January 1, 2021	—	9,388,407	$94	$69,991	$(68,960)	$1,125
Net loss	—	—	—	—	(7,978)	(7,978)
Share-based compensation	—	—	—	980	—	980
Issuance of common stock and warrants to purchase common stock	—	1,372,464	14	2,830	—	2,844
Balance at December 31, 2021	—	10,760,871	$108	$73,801	$(76,938)	$(3,029)
Net loss	—	—	—	—	(6,073)	(6,073)
Share-based compensation	—	—	—	1,031	—	1,031
Issuance of series E convertible preferred stock	4,000	—	—	—	—	—
Preferred stock dividends	180	—	—	(180)	—	(180)
Issuance of common stock and warrants to purchase common stock	—	854,771	8	5,052	—	5,060
Issuance of common stock from exercise of warrants	—	558,825	6	(6)	—	—
Balance at December 31, 2022	4,180	12,174,467	$122	$79,698	$(83,011)	$(3,191)

See accompanying notes to consolidated financial statements.

BIOSTAGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(6,073)	$(7,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of notes payable	—	(408)
Share-based compensation expense	1,031	980
Depreciation	52	107
Change in fair value of warrant liability	(2)	(15)
Deferred financing costs	(610)	—
Changes in operating assets and liabilities:
Grant receivable	—	77
Prepaid research and development	(274)	—
Prepaid expenses and other current assets	216	229
Accounts payable	6	645
Accrued and other current liabilities	548	485
Accrual for contingency matter	—	3,250
Net cash used in operating activities	(5,106)	(2,628)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5)	—
Net cash used in investing activities	(5)	—

FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	5,060	2,844
Net cash provided by financing activities	5,060	2,844
Net (decrease) increase in cash and restricted cash	(51)	216
Cash and restricted cash at the beginning of the year	1,292	1,076
Cash and restricted cash at the end of the year	$1,241	$1,292

Supplemental disclosure of non-cash activities:
Settlement of contingency matter	$(3,250)	$—
Settlement of due to Harvard Bioscience included in accrued and other current liabilities	$(750)	$—
Issuance of Series E convertible preferred stock	$4,000	$—
Preferred stock dividends	$180	$—
Increase of right-of-use asset and liability due to lease extension	$63	$94

See accompanying notes to consolidated financial statements.

BIOSTAGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

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

On October 31, 2013, Harvard Bioscience, Inc., or Harvard Bioscience, contributed its regenerative medicine business assets, plus $15 million of cash, into Biostage, or the Separation. On November 1, 2013, the spin-off of the Company from Harvard Bioscience was completed. On that date, the Company became an independent company that operates the regenerative medicine business previously owned by Harvard Bioscience. The spin-off was completed through the distribution to Harvard Bioscience stockholders of all the shares of common stock of Biostage, or the Distribution. As of December 31, 2022, Harvard Bioscience owned 4,180 shares of Series E Preferred Stock at a price of $1,000 per share.

Basis of Presentation

The consolidated financial statements reflect the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States, or U.S. GAAP.

Going Concern

The Company has incurred substantial operating losses since its inception, and as of December 31, 2022 had an accumulated deficit of approximately $83.0 million and will require additional financing to fund future operations. The Company expects that its operating cash on-hand as of December 31, 2022 of approximately $1.2 million will enable it to fund its operating expenses and capital expenditure requirements only into the second quarter of 2023. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds to fund its operations. In the event the Company does not raise additional capital from outside sources before or during the second quarter of 2023, it may be forced to curtail or cease its operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing development, pre-clinical and clinical testing of product candidates, as well as regulatory efforts and collaborative arrangements necessary for the Company’s product candidates that are currently under development. The Company is currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. The Company may also pursue debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. The Company may not be able to obtain additional financing on favorable terms, if at all.

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

Cash Concentrations

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	December 31,
	2022	2021
	(in thousands)
Cash	$1,241	$1,242
Restricted cash	—	50
Total cash and restricted cash as shown in the consolidated statements of cash flows	$1,241	$1,292

Restricted cash consisted of approximately $50,000 held as collateral for the Company’s credit card program as of December 31, 2021. During 2022, we cancelled our corporate credit card and liquidated our money market account that was held as collateral for our corporate credit card. The Company’s consolidated statements of cash flows include restricted cash with cash when reconciling the beginning-of-period and end-of-period total amounts shown on such statements.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements	Shorter of expected useful life or lease term
Furniture, machinery and equipment, computer equipment and software	3-7 years

Maintenance and repairs are charged to expense as incurred, while any additions or improvements are capitalized.

Impairment of Long-Lived Assets

Assessments of long-lived assets and the remaining useful lives of such long-lived assets are reviewed for impairment whenever a triggering event occurs or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset, or group of assets, are considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset, or group of assets, are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets, based on the present value of the expected future cash flows associated with the use of the asset. Through December 31, 2022, no such impairment charges have been recorded.

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

Net Loss per Share

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, warrants to purchase common stock and stock options are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

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

Concentration of Credit Risk

Financial investments that potentially subject the Company to credit risk consist of cash. The Company has all cash at accredited financial institutions. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

On March 28, 2018, the Company was awarded a Fast-Track Small Business Innovation Research, or SBIR, grant by the Eunice Kennedy National Institute of Child Health and Human Development, or NICHD, to support testing of the pediatric esophageal implant. The award for Phase I provided for the reimbursement of approximately $0.2 million of qualified research and development costs which was received and recognized as grant income during 2018.

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

For the years ended December 31, 2022 and 2021, the Company recognized approximately $0 and $165,000 of grant income, respectively, from Phase II of the SBIR grant. The aggregate SBIR grant provided a total award of $1.8 million, of which, approximately $1.5 million had been recognized through December 31, 2022.

The Phase II portion of the award expired effective September 30, 2021.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies we adopt as of the specified effective date. Unless otherwise discussed below, we do not believe that the adoption of recently issued standards have or may have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-12). The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The Company adopted this standard on January 1, 2023, and the adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements.

In December 2019 the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard removes certain exceptions to the general principles in Topic 740 and simplifies certain other aspects of the accounting for income taxes. This standard became effective on January 1, 2021, and did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

The Company had no assets or liabilities classified as fair value instruments as of December 31, 2022 and no assets or liabilities classified as Level 2 as of December 31, 2021. The Company’s restricted cash served as collateral for the Company’s credit card program held in a demand money market account and measured at fair value based on quoted prices, which are Level 1 inputs. The Company classified warrants to purchase common stock that were accounted for as liabilities as discussed in Note 8 are classified as Level 3 liabilities.

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Fair Value Measurement as of December 31, 2021
	(in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Restricted cash	$50	$—	$—	$50
Total	$50	$—	$—	$50

Liabilities:
Warrant liability	$—	$—	$2	$2
Total	$—	$—	$2	$2

There were no transfers between Level 1, Level 2 and Level 3 in either of the years ended December 31, 2022 and December 31, 2021.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2022	2021
	(in thousands)
Deposits	$20	$225
Insurance	8	58
Other current assets	51	12
Total prepaid expenses and other current assets	$79	$295

6. Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following:

	December 31,
	2022	2021
	(in thousands)
Leasehold improvements	$35	$584
Furniture, machinery and equipment	1,405	1,553
Computer equipment and software	36	477
Total property, plant and equipment	1,476	2,614
Less: accumulated depreciation	(1,427)	(2,504)
Property, plant and equipment, net	$49	$110

The Company determined that there were fully depreciated fixed assets no longer in use and the company therefore wrote off $1.1 million of those assets as of December 31, 2022. Depreciation expense amounted to approximately $52,000 and $107,000 for the years ended December 31, 2022 and 2021, respectively.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	December 31,
	2022	2021
	(in thousands)
Legal costs	$135	$577
Advisory costs	300	151
Audit services	80	59
Payroll	55	11
Other	12	—
Total expenses	$582	$798

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

During 2017, the holders of 952,184 warrants agreed to a modification of the term which removed the cash put provision. The remaining 92,212 warrants continued to be re-measured at each reporting period as long as they were outstanding and un-modified. In February 2022, the remaining 92,212 warrants expired unexercised.

The Company had re-measured the liability for the remaining outstanding warrants to their estimated fair value using the Black-Scholes option pricing model with the following weighted average assumptions:

Assumptions for Estimating Fair
Value on Reporting Date of:
December 31,
2021
Risk-free interest rate	0.05%
Expected volatility	174.54%
Expected term (in years)	0.1 years
Expected dividend yield	—
Exercise Price	$8.00
Market value of common stock	$2.30

The following table presents a reconciliation of the Company’s warrant liabilities for the years ended December 31, 2022 and 2021:

Warrant Liability
(in thousands)
Balance as of December 31, 2020	$17
Change in fair value upon re-measurement	(15)
Balance as of December 31, 2021	2
Change in fair value upon re-measurement	(2)
Balance as of December 31, 2022	$—

9. Commitments and Contingencies

On April 14, 2017, representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts, or the “Court”, against the Company and other defendants, including Harvard Bioscience, our former parent entity prior to the spin-off of the Company in 2013, as well as another third party. The complaint seeks payment for an unspecified amount of damages and alleges that the plaintiff sustained terminal injuries allegedly caused by products, including one synthetic trachea scaffold and two bioreactors, provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in Europe in 2012 and 2013. This lawsuit relates to the Company’s first-generation trachea scaffold technology for which the Company discontinued development in 2014, and not to the Company’s current esophageal implant.

On April 27, 2022, the Company and HBIO executed a settlement with the plaintiffs (the “Settlement”), which resolves all claims relating to the litigation. The Settlement resulted in the dismissal with prejudice of the wrongful death claim, and neither we nor HBIO admitted any fault or liability in connection with the claim. The Settlement also resolved any and all claims by and between the parties and our products liability insurance carriers, which resulted in the dismissal with prejudice of all claims asserted by or against those carriers, the Company and HBIO. However, based on review of the circumstances surrounding the Settlement, the Company recorded an accrual for this matter of approximately $3.3 million in general and administrative expenses during the year ended December 31, 2021.

In relation to the litigation, the Company has incurred approximately $5.9 million of aggregate costs, of which 100% has been paid as of December 31, 2022. This aggregate amount includes the cost of both the accrual for contingency matter of approximately $3.3 million and approximately $2.6 million of legal and related costs incurred by us which consist of attorney’s fees and advisor and specialist costs as part of our defense in this matter. For the year ended December 31, 2022, the Company incurred legal and related costs of approximately $1.3 million recorded in general and administrative expenses. On March 3, 2022, the Company received a cash payment of approximately $0.1 million from Medmarc, our insurance carrier. This amount represented a reimbursement of previously incurred legal costs and was recorded as a reduction to general and administrative expenses during the year ended December 31, 2022.

With respect to such $5.9 million of costs described above, the Company was required to either pay such costs directly or indemnify HBIO as to such amounts it incurs. Of such amounts, the Company anticipated that HBIO would pay an aggregate amount of $4.0 million by the end of the second quarter of 2022. With respect to the indemnification obligation of the Company to HBIO pertaining to such costs, the Company and HBIO entered into a Preferred Issuance Agreement dated as of April 27, 2022, or the “PIA”. In connection with the PIA, the Company and HBIO agreed that once HBIO had paid at least $4.0 million in such costs, to satisfy our indemnification obligations with respect thereto, in lieu of paying cash, the Company would issue senior convertible preferred stock to HBIO that will contain terms as described in the PIA, including the term sheet attached thereto. On June 10, 2022, following the execution of a subscription agreement and HBIO providing evidence of payment of the requisite $4.0 million amount, the Company issued HBIO 4,000 shares of Series E Preferred Stock at a price of $1,000 per share to satisfy our related indemnification obligations aggregating $4.0 million, which included the accrual for contingency of approximately $3.3 million and approximately $0.8 million of legal and related costs paid on behalf of the Company by HBIO.

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

The laboratory and office arrangement is under a sublease that was renewed in December of 2022 and currently extends through May 31, 2024.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets:

		December 31,
	Balance Sheet Classification	2022	2021
		(in thousands)
Assets:
Operating lease assets	Right-of-use asset, net	$147	$169
Liabilities:
Current portion of operating lease liabilities	Current portion of operating lease liabilities	99	110
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	48	59
Total operating lease liabilities		$147	$169

Cash paid for leases included in cash used in operating activities in the Company’s consolidated statements of cash flows during each of the years ended December 31, 2022, and 2021 amounted to approximately $121,000.

The weighted average remaining lease terms and weighted average discount rates as of December 31, 2022 and 2021 were as follows:

	Year ended December 31,
	2022	2021
Remaining lease term (in years)	1.43	1.60
Discount rate	14.74%	9.14%

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations:

		For the Year Ended December 31,
		2022	2021
		(in thousands)
Operating lease expense	Research and development	$77	$77
	General and administrative	44	44
	Total	$121	$121

The minimum lease payments for the next two years and thereafter are as follows:

As of
December 31, 2022
(in thousands)
2023	$114
2024	50
Total lease payments	164
Less: imputed interest	17
Present value of operating lease liabilities	$147

11. Income Taxes

A reconciliation of taxes utilizing the expected federal tax rate of 21% and the effective tax rate is as follows:

	Years ended December 31,
	2022	2021
Computed “expected” income tax benefit	21.0%	21.0%
State income tax benefit, net of federal income tax benefit	6.3%	6.3%
Permanent items, primarily change in fair value of warrants and non-deductible share-based compensation	0.8%	1.0%
Tax credits	—%	(2.1)%
Stock-option cancellations	—%	(0.2)%
Change in valuation allowance	(28.1)%	(26.0)%
Total income taxes	—%	—%

The components of the Company’s deferred tax assets and liabilities are as follows:

	Years ended December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Operating loss and credit carryforwards	$20,487	$16,611
Capitalized research and development	1,083	1,470
Stock-based compensation	1,566	1,284
Accrual for contingency matter	—	888
Lease liabilities	40	46
Excess book over tax depreciation	—	21
Total deferred tax assets	23,176	20,320
Less: valuation allowance	(23,136)	(20,274)
Deferred tax assets	40	46

Deferred tax liability:
Operating lease assets	(40)	(46)
Total deferred tax liability	(40)	(46)
	$—	$—

The Company has recorded a valuation allowance against its deferred tax assets for the years ended December 31, 2022 and 2021, because the Company’s management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $2.9 million and $2.1 million for the years ended December 31, 2022 and 2021, respectively, primarily as a result of operating losses generated with no corresponding financial statement benefit.

As of December 31, 2022, the Company had federal net operating loss carryforwards, or NOLs, of approximately $66.9 million to offset future federal taxable income and state NOLs of approximately $66.4 million to offset future state taxable income. The federal and state NOLs generated for annual periods prior to January 1, 2019 begin to expire in 2034. The Company’s federal NOL generated for the years ended December 31, 2019 through December 31, 2022, which amount to $32.3 million, can be carried forward indefinitely, however, are limited to be utilized to offset 80% of taxable income in each successive year. As of December 31, 2022, the Company also has federal and state tax research and development credit carryforwards of approximately $1.5 million and $1.0 million, respectively, to offset future income taxes. The federal and state research and development tax credit carryforwards begin to expire in 2034 and 2030, respectively.

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

For all years through December 31, 2022, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

The Company has determined that any uncertain tax positions would have no material impact on the consolidated financial statements of the Company and there are no unrecognized tax benefits or related interest and penalties accrued for the period for the years ended December 31, 2022 and 2021.

The Company is subject to U.S. federal income tax and Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for all periods from inception through December 31, 2021; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

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

12. Employee Benefit Plan

The Company sponsors a retirement plan for its U.S. employees, which includes an employee savings plan established under Section 401(k) of the U.S. Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers substantially all full-time employees who meet certain eligibility requirements. Contributions to the retirement plan are at the discretion of management. The Company’s matching contributions to the plan were approximately $35,000 and $39,000 for the years ended December 31, 2022 and 2021, respectively.

13. Series E Convertible Preferred Stock

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

On June 10, 2022, following the execution of a subscription agreement and HBIO providing evidence of payment of the requisite $4.0 million amount, the Company issued HBIO 4,000 shares of Series E Convertible Preferred Stock, or Series E Preferred, at a price of $1,000 per share to satisfy the Company’s related indemnification obligations pertaining to the $4.0 million, in lieu of paying cash. As of December 31, 2022, there were 4,000 shares of Series E Preferred outstanding and approximately $180,000 accrued as dividends payable as shares of Series E Preferred.

The rights, preferences, and privileges of the Series E Preferred stock were as follows as of December 31, 2022:

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

Equity Classification: The conversion options require the settlement through a variable number of shares. Based on the mechanic of the conversion options, it is not possible to determine if the company would be able to satisfy the settlement of the conversion option. Shareholder approval would be required to increase the number of authorized common shares. This action would be outside of the control of the Company. Accordingly, it is presumed that cash settlement would be required. Management has determined that based upon this analysis, temporary equity classification would be appropriate.

Other than Series E Preferred Shares, there were no other shares of any of the other classes of preferred stock outstanding as of December 31, 2022. Authorized shares for each preferred stock class is as follows:

Authorized
Undesignated Preferred Stock	979,000
Series B Convertible Preferred Stock	1,000,000
Series C Convertible Preferred Stock	4,000
Series D Convertible Preferred Stock	12,000
Series E Convertible Preferred Stock	5,000

14. Common Stock

The Company has 60,000,000 shares authorized as of December 31, 2022 and 44,194,987 shares of common stock available for issuance.

The following represent the Company’s common stock transactions during December 31, 2022 and 2021:

2022 Capital Transactions

On May 12, 2022, the Company entered into Securities Purchase Agreements, each a Purchase Agreement, with new and existing investors, the Investors, pursuant to which the Investors agreed to purchase in a private placement an aggregate of 854,771 shares of common stock and warrants to purchase 427,390 shares of common stock, subject to adjustment as provided in the warrant agreement, the Warrants, for the aggregate purchase price of approximately $5.1 million with a purchase price per unit of $5.92, the Private Placement. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock, subject to adjustment, as provided in the Warrants. The Company received an aggregate of $5.1 million gross and net proceeds from the Private Placement by May 16, 2022.

The $5.1 million of gross and net proceeds where allocated $3.6 million and $1.5 million to the common stock and warrants, respectively. The Company classified these warrants on its consolidated balance sheets as equity as the warrants do not have any redemption features nor a right to put for cash that is outside the control of the Company, and valued using the Black-Scholes model based on the following weighted average assumptions:

Risk-free interest rate	2.81%
Expected volatility	127.36%
Expected term	5 years
Expected dividend yield	—
Exercise price	$8.88
Market value of common stock	$5.50

In June 2022, the Company issued 4,000 shares of Series E Convertible Preferred Stock at a price of $1,000 per share to satisfy certain indemnification obligations in the amount of $4.0 million, in lieu of paying cash. The Company issued an aggregate of 180 shares of Series E Convertible Preferred Stock relating to accrued dividends during the year ended December 31, 2022.

2021 Capital Transactions

On November 26, 2021, the Company issued a total of 72,464 shares of its common stock at a purchase price of $3.45 per share and warrants to purchase 36,232 shares of common stock to its Chief Executive Officer at a purchase price of $3.45 per unit. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock. The shares and warrants were sold for aggregate gross and net proceeds of approximately $0.3 million of which, $0.2 million and $0.1 million was allocated to the common stock and warrants, respectively.

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

The Company classified the warrants in each of the aforementioned issuances on its consolidated balance sheets as equity, and valued the respective warrants issued in conjunction with common stock placements using the Black-Scholes model based on the following weighted average assumptions:

Risk-free interest rate	0.82%
Expected volatility	121.22%
Expected term	5 years
Expected dividend yield	—%
Exercise price	$2.08
Market value of common stock	$2.58

Warrant to purchase common stock activity for the year ended December 31, 2022 was as follows:

		Weighted-average
	Amount	exercise price
Outstanding at December 31, 2020	1,893,201	$6.44
Issued	686,232	2.08
Expired	(78,014)	35.20
Outstanding at December 31, 2021	2,501,419	4.35
Issued	427,390	8.88
Exercised	(775,000)	7.17
Expired	(1,040,187)	7.59
Outstanding at December 31, 2022	1,113,622	4.69

Employee Stock Purchase Plan

The Company maintains the 2013 Employee Stock Purchase Plan, or the ESPP Plan, whereas participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 7,500 shares of common stock are authorized for issuance of which 4,534 shares have been issued as of December 31, 2022. There are 2,966 shares available for issuance as of December 31, 2022 and December 31, 2021. There was no ESPP Plan activity in 2022 or 2021.

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

In June 2020, the Company’s shareholders approved the Plan to, among other things, increase of the number of shares of the Company’s common stock available for issuance pursuant thereto by 3,000,000 shares, which increased the total shares authorized to be issued under the Plan to 5,098,000. There are 2,560,389 shares available for issuance as of December 31, 2022.

Stock option activity under the Plan for the year ended December 31, 2022 was as follows:

	Amount	Weighted-average exercise price	Weighted-average contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2020	1,599,720	$6.33	5.77	$—
Granted	1,253,336	2.15
Canceled / forfeited	(520,453)	7.73
Outstanding at December 31, 2021	2,332,603	3.93	8.30	294
Granted	334,418	4.84
Canceled / forfeited	(150,097)	3.39
Outstanding at December 31, 2022	2,516,924	$3.95	7.68	$6,917
Options exercisable at December 31, 2022	1,542,445	$4.56	7.35	$4,473
Options vested or expected to vest	2,410,987	$3.99	7.68	$6,657

The Company’s outstanding stock options include 510,742 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. Total unrecognized compensation expense for the remaining performance-based awards is approximately $1.3 million. No expense has been recognized for these awards as of December 31, 2022 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes.

Aggregate intrinsic value for outstanding options for the year ended December 31, 2022 was approximately $6.9 million is calculated as the difference of the Company’s closing stock price of $5.50 per share as of December 30, 2022 and the weighted average exercise price of $3.95. As of December 31, 2022, unrecognized compensation cost related to unvested non-performance-based awards amounted to $1.1 million, which will be recognized over a weighted-average period of 2.5 years.

The weighted average assumptions for valuing the Company’s stock options granted were as follows:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.74%	1.21%
Expected volatility	123.61%	120.86%
Expected term (in years)	5.8 years	5.6 years
Expected dividend yield	—%	—%

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

The weighted average estimated fair value of stock options granted using the Black-Scholes model was $4.23 and $1.84 per share for the years ended December 31, 2022 and 2021, respectively.

The Company also estimated the fair value of non-employee share options using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee and director options in each of the reporting periods, other than the expected life, which is assumed to be the remaining contractual life of the options.

Share-based compensation expense related to the Plan for the years ended December 31, 2022 and 2021 was allocated as follows:

	Years Ended December 31,
	2022	2021
	(in thousands)
Research and development	$284	$495
Selling, general and administrative	747	485
Total stock-based compensation	$1,031	$980

16. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Years Ended December 31,
	2022	2021
	(in thousands, except shares and per share data)
Net loss	$(6,073)	$(7,978)
Weighted-average shares outstanding	11,349,610	10,062,432
Net loss per share – basic and diluted	$(0.54)	$(0.79)

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

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2022 and 2021 because including them would have had an anti-dilutive effect:

	Years Ended December 31,
	2022	2021
Warrants to purchase common stock	1,113,622	2,501,419
Options to purchase common stock	2,516,924	2,332,603
Total	3,630,546	4,834,022

17. Subsequent Events

The Company has performed an evaluation of subsequent events through the time of filing this Annual Report on Form 10-K with the Securities Exchange Commission.

On January 18, 2023, the Company issued 31,933 shares of common stock upon the conversion of 200 shares of Series E Convertible Preferred Stock and accrued dividends.

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit
2.1§	Separation and Distribution Agreement between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 6, 2013, and incorporated by reference thereto).
3.1	Amended and Restated Certificate of Incorporation of Biostage, Inc. (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated March 30, 2016 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 31, 2016, and incorporated by reference thereto).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated May 26, 2016 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K, filed on March 17, 2017, and incorporated by reference thereto).
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Biostage, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock (previously filed as an exhibit to the Company’s Registration Statement on Form 8-A, filed October 31, 2013, and incorporated by reference thereto).
3.5	Certificate of Designation of Series B Convertible Preferred Stock of Biostage, Inc. classifying and designating the Series B Convertible Preferred Stock (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on February 12, 2015, and incorporated by reference thereto).
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated April 26, 2017 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on April 27, 2017, and incorporated by reference thereto).
3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of Biostage, Inc. classifying and designating the Series C Convertible Preferred Stock (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 17, 2017, and incorporated by reference thereto).
3.8	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 17, 2017, and incorporated by reference thereto).
3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated December 22, 2017 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on December 22, 2017, and incorporated by reference thereto).
3.10	Certificate of Designations, Preferences, Rights and Limitations of Series D Convertible Preferred Stock of Biostage, Inc. classifying and designating the Series D Convertible Preferred Stock (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 3, 2018, and incorporated by reference thereto).
3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Biostage, Inc. dated May 24, 2019 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on May 28, 2019, and incorporated by reference thereto).
3.12	Amended and Restated By-laws of the Biostage, Inc. (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 31, 2016, and incorporated by reference thereto).
4.1	Specimen Stock Certificate evidencing shares of common stock (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
4.2	Specimen Series B Convertible Preferred Stock Certificate (previously filed as an exhibit to the Company’s Annual Report on Form 10-K, filed on March 27, 2015, and incorporated by reference thereto).
4.3	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 3, 2018, and incorporated by reference thereto).
4.4	Form of Amendment to Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on December 18, 2019, and incorporated by reference thereto).

68

4.5	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 2, 2020, and incorporated by reference thereto).
4.6	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8 K, filed on June 22, 2021, and incorporated by reference thereto).
4.7	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8 K, filed on September 8, 2021, and incorporated by reference thereto).
4.8	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8 K, filed on November 30, 2021, and incorporated by reference thereto).
4.9	Description of Securities (previously filed as an exhibit to the Company’s Annual Report on Form 10 K, filed on March 27, 2020, and incorporated by reference thereto).
4.10	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on May 13, 2022, and incorporated by reference thereto).
10.1	Intellectual Property Matters Agreement between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 6, 2013, and incorporated by reference thereto).
10.2	Product Distribution Agreement between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 6, 2013, and incorporated by reference thereto).
10.3	Tax Sharing Agreement between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 6, 2013, and incorporated by reference thereto).
10.4	Sublease by and between Biostage, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 6, 2013, and incorporated by reference thereto).
10.5	Form of Indemnification Agreement for Officers and Directors (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.6#	Amended and Restated Equity Incentive Plan (previously filed as an exhibit to the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 28, 2020, and incorporated by reference thereto).
10.7	Employee Stock Purchase Plan (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.8#	Form of Incentive Stock Option Agreement (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.9#	Form of Non-Qualified Stock Option Agreement for executive officers (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.10#	Form of Non-Qualified Stock Option Agreement for directors (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.11#	Form of Deferred Stock Award Agreement (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.12†	Sublicense Agreement dated as of December 7, 2012 between Biostage, Inc. and Harvard Bioscience, Inc., and related Trademark License Agreement, dated December 19, 2002, by and between Harvard Bioscience, Inc. and President and Fellows of Harvard College (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 7, 2023, and incorporated by reference thereto).
10.13	Patent Rights Assignment dated December 21, 2012 between Biostage, Inc. and Dr. Paolo Macchiarini (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.14	Novel Surgery Agreement dated as of May 21, 2012 between Biostage, Inc. and State Budget Institution of Public Health Department Regional Clinical Hospital #1 and Vladimir Alekseevich Porhanov (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.15	Novel Surgery Agreement dated as of May 24, 2012 between Biostage, Inc. and OSF Healthcare System, owner and operator of Saint Francis Medical Center and Children’s Hospital of Illinois, and Mark Holterman, M.D. (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.16	Amendment to Novel Surgery Agreement dated as of April 5, 2013 between Biostage, Inc. and OSF Healthcare System, owner and operator of Saint Francis Medical Center and Children’s Hospital of Illinois, and Mark Holterman, M.D. (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.17	Amendment to Novel Surgery Agreement dated as of June 26, 2013 between Biostage, Inc. and State Budget Institution of Public Health Department Regional Clinical Hospital #1 and Igor S. Polyakov (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).

69

10.18#	Offer Letter, dated June 4, 2018, between Biostage, Inc. and William Fodor, PhD (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 10, 2018, and incorporated by reference thereto).
10.19#	Separation and Release Agreement, dated June 14, 2019, between Biostage, Inc. and Thomas McNaughton (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 17, 2019, and incorporated by reference thereto).
10.20#	Separation and Release Agreement, dated January 31, 2020, between Biostage, Inc. and James McGorry (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on February 7, 2020, and incorporated by reference thereto).
10.21	Preferred Issuance Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on April 28, 2022 and incorporated herein by reference).
10.22	Form of Securities Purchase Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on May 13, 2022 and incorporated herein by reference).
10.23#	Employment Agreement, dated August 8, 2022, between Biostage, Inc. and Joseph L. Damasio, Jr. (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 9, 2022 and incorporated by reference thereto).
10.24#	Amended and Restated Employment Agreement, dated January 11, 2023, between Biostage, Inc. and David Green (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 12, 2023 and incorporated by reference thereto).
21.1*	Subsidiaries of Biostage, Inc.
23.1*	Consent of Marcum LLP.
23.2*	Consent of Wei, Wei & Co. LLP.
31.1*	Certification of Chief Executive Officer of Biostage., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Biostage, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement.

§	The schedules and exhibits to the Separation and Distribution Agreement have been omitted. A copy of any omitted schedule or exhibit will be furnished to the SEC supplementally upon request. The Company will furnish to stockholders a copy of any exhibit without charge upon written request.

†	Certain identified information has been excluded from the exhibit because it is both not material and is of the type that the registrant treats as private or confidential.

70

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biostage, Inc.
Date: March 30, 2023
	By:	/s/ Junli He
Junli He
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Junli He	Chief Executive Officer, Director, and Chairman
Junli He	(principal executive officer)	March 30, 2023

/s/ Joseph Damasio Jr.	Chief Financial Officer
Joseph Damasio Jr.	(principal financial officer and principal accounting officer)	March 30, 2023

/s/ Jason Jing Chen
Jason Jing Chen	Vice Chairman	March 30, 2023

/s/ David Green
David Green	Director	March 30, 2023

/s/ Ting Li
Ting Li	Director	March 30, 2023

/s/ Herman Sanchez
Herman Sanchez	Director	March 30, 2023

/s/ James Shmerling
James Shmerling	Director	March 30, 2023

71