Form 10-Q
period 2023-03-31
Biostage, Inc.
filed 2023-05-12
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, there were 13,882,060 shares of common stock, par value $0.01 per share, outstanding.

Biostage Inc.

Form 10-Q

For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

BIOSTAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$3,269	$1,241
Prepaid research and development	266	274
Prepaid expenses and other current assets	91	79
Total current assets	3,626	1,594
Property, plant and equipment, net	46	49
Right-of-use assets, net	120	147
Deferred financing costs	544	610
Total assets	$4,336	$2,400

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$755	$682
Accrued and other current liabilities	472	582
Operating lease liability, current	99	99
Total current liabilities	1,326	1,363
Operating lease liability, net of current portion	21	48
Total liabilities	1,347	1,411

Commitments and contingencies (Note 7)
Series E convertible preferred stock, par value $0.01 per share, 5,000 shares authorized; 4,051 and 4,180 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4,051	4,180

Stockholders’ deficit:
Common stock, par value $0.01 per share, 60,000,000 shares authorized; 12,716,534 and 12,174,467 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	127	122
Additional paid-in capital	84,712	79,698
Accumulated deficit	(85,901)	(83,011)
Total stockholders’ deficit	(1,062)	(3,191)
Total liabilities and stockholders’ deficit	$4,336	$2,400

See accompanying notes to unaudited condensed consolidated financial statements.

BIOSTAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2023	2022

Operating expenses:
Research and development	$509	$303
General and administrative	2,378	1,902
Total operating expenses	2,887	2,205

Operating loss	(2,887)	(2,205)

Other (expense) income, net:
Sublease income	-	29
Other expense, net	(3)	(1)
Total other (expense) income, net	(3)	28

Net loss	(2,890)	(2,177)
Less: preferred stock dividends	(80)	—
Net loss attributable to common stockholders	$(2,970)	$(2,177)

Basic and diluted net loss per share	$(0.24)	$(0.20)
Weighted average common shares, basic and diluted	12,206,036	10,761,861

See accompanying notes to unaudited condensed consolidated financial statements.

BIOSTAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share data)

	Series E Convertible Preferred	Number of Common Shares	Common	Additional Paid-in	Accumulated	Total Stockholders’
	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balance at January 1, 2023	$4,180	12,174,467	$122	$79,698	$(83,011)	$(3,191)
Preferred stock dividends	80	—	—	(80)	—	(80)
Conversion of preferred stock for common stock	(209)	31,933	—	209	—	209
Issuance of common stock, net of offering costs	—	510,134	5	3,045	—	3,050
Share-based compensation expense	—	—	—	1,840	—	1,840
Net loss	—	—	—	—	(2,890)	(2,890)
Balance at March 31, 2023	$4,051	12,716,534	$127	$84,712	$(85,901)	$(1,062)

	Series E Convertible Preferred	Number of Common Shares	Common	Additional Paid-in	Accumulated	Total Stockholders’
	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balance at January 1, 2022	$—	10,760,871	$108	$73,801	$(76,938)	$(3,029)
Share-based compensation expense	—	—	—	235	—	235
Net loss	—	—	—	—	(2,177)	(2,177)
Balance at March 31, 2022	$—	10,760,871	$108	$74,036	$(79,115)	$(4,971)

See accompanying notes to unaudited condensed consolidated financial statements

BIOSTAGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(2,890)	$(2,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,840	235
Depreciation	12	14
Change in fair value of warrant liability	–	(2)
Deferred financing costs	66	—
Changes in operating assets and liabilities:
Prepaid research and development	8	—
Prepaid expenses and other current assets	(12)	193
Accounts payable	73	597
Accrued and other current liabilities	(110)	621
Net cash used in operating activities	(1,013)	(519)

INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(9)	—
Net cash used in investing activities	(9)	—

FINANCING ACTIVITIES
Advance from private placement	–	3,055
Proceeds from issuance of common stock	3,050	—
Net cash provided by financing activities	3,050	3,055
Net increase in cash and restricted cash	2,028	2,536
Cash and restricted cash at the beginning of the year	1,241	1,292
Cash and restricted cash at the end of the period	$3,269	$3,828

Supplemental disclosure of non-cash activities:
Purchases of property and equipment in accounts payable or accrued expenses	$9	$—
Preferred stock dividends	$80	$—
Conversion of preferred stock into common stock	$209	$—

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

Going Concern

The Company has incurred substantial operating losses since its inception, and as of March 31, 2023 had an accumulated deficit of approximately $85.9 million and will require additional financing to fund future operations. The Company expects that its operating cash on-hand as of March 31, 2023 of approximately $3.3 million and equity financing of $2.9 million in gross proceeds subsequent to March 31, 2023 will enable it to fund its operating expenses and capital expenditure requirements into the first quarter of 2024. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds to fund its operations. In the event the Company is unable to raise additional capital from outside sources before or during the first quarter of 2024, it may be forced to curtail or cease its operations.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Pronouncements

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in Note 2 to the consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of March 31, 2023, condensed consolidated interim statements of operations, stockholders’ deficit and cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2023, its condensed consolidated results of operations, stockholders’ deficit and cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period.

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

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Advisory costs	$337	$300
Legal costs	-	135
Audit services	44	80
Payroll	83	55
Other liabilities	8	12
Total accrued and other current liabilities	$472	$582

4. Capital Stock

Private Placement

On March 31, 2023, the Company entered into Securities Purchase Agreements, each a Purchase Agreement, with new and existing investors, the Investors, pursuant to which the Investors agreed to purchase in a private placement an aggregate of 510,134 shares of common stock for the aggregate purchase price of approximately $3.1 million with a purchase price per unit of $6.00, the Private Placement.

The Company had 1,113,622 warrants to purchase common stock outstanding as of March 31, 2023 with a weighted-average exercise price of $4.69.

5. Series E Convertible Preferred Stock

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

On June 10, 2022, following the execution of a subscription agreement and HBIO providing evidence of payment of the requisite $4.0 million amount, the Company issued HBIO 4,000 shares of Series E Convertible Preferred Stock, or Series E Preferred, at a price of $1,000 per share to satisfy the Company’s related indemnification obligations pertaining to the $4.0 million, in lieu of paying cash. As of March 31, 2023, there were 4,051 shares of Series E Preferred outstanding and includes approximately $251,000 accrued as dividends payable as shares of Series E Preferred.

The rights, preferences, and privileges of the Series E Preferred stock were as follows as of March 31, 2023:

Dividends: Payable quarterly in additional shares of Series E Preferred stock at a rate of 8% per annum, accrued daily and compounded quarterly.

Voting Rights: The holders of Series E Preferred stock shall have no voting rights except as required by applicable law.

Consent Rights: As long as any shares of Series E Preferred stock are outstanding, the holder of the Series E Preferred stock has certain consent rights with respect to the Company (a) incurring any indebtedness for borrowed money or any guaranty therefore in excess of $500,000 individually or in the aggregate, (b) entering into certain new material related party transactions, and (c) authorizing or issuing any securities unless the same ranks junior to the Series E Preferred.

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

Other than Series E Preferred shares, there were no other shares of any of the other classes of preferred stock outstanding as of March 31, 2023. Authorized shares for each preferred stock class are as follows:

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

The Company’s Plan has 5,098,000 authorized shares to be issued under the Plan. There were 2,275,128 shares available for issuance as of March 31, 2023.

The following table summarizes information concerning options outstanding and exercisable:

		Weighted-average	Weighted-average contractual life	Aggregate intrinsic value
	Amount	exercise price	(years)	(in thousands)
Outstanding at December 31, 2022	2,516,924	$3.95	7.68	$6,917
Granted	858,470	6.03
Canceled / forfeited	(573,209)	6.16
Outstanding at March 31, 2023	2,802,185	4.14	7.69	9,389
Options exercisable	1,941,834	4.63	7.63	6,446
Options vested and expected to vest	2,696,248	4.18	7.69	9,028

The Company’s outstanding stock options include 430,579 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. Total unrecognized compensation expense for the remaining performance-based awards is approximately $1.2 million. No expense has been recognized for these awards as of March 31, 2023 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes.

Aggregate intrinsic value for outstanding options and exercisable options as of March 31, 2023, was approximately $9.4 million and $6.4 million, respectively, based on the Company’s closing stock price of $6.45 per share as of March 31, 2023. As of March 31, 2023, unrecognized compensation cost related to unvested non-performance-based awards amounted to $0.9 million, which will be recognized over a weighted-average period of 2.39 years.

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing options granted during the three months ended March 31, 2023 and March 31, 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.10%	1.77%
Expected volatility	126.6%	122.06%
Expected term (in years)	5.7 years	6.0 years
Expected dividend yield	—%	—%

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three months ended
	March 31,
	2023	2022
	(In thousands)
Research and development	$62	$60
General and administrative	1,778	175
Total stock-based compensation	$1,840	$235

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

In relation to the litigation, the Company paid approximately $5.9 million of aggregate costs related to the lawsuit, of which 100% has been paid as of December 31, 2022. This aggregate amount included the cost of legal and related costs incurred by the Company, which consisted of attorneys’ fees and advisor and specialist costs as part of its defense in this matter. On March 3, 2022, the Company received a cash payment of approximately $0.1 million from Medmarc, the Company’s insurance carrier. This amount represented a reimbursement of previously incurred legal costs and was recorded as a reduction to general and administrative expenses during the three months ended March 31, 2022.

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

8. Leases

The Company leases laboratory and office space and certain equipment with remaining terms ranging from 1 to 2 years.

The laboratory and office space arrangement is under a sublease that was renewed in December of 2022 and currently extends through May 31, 2024. This lease automatically renews annually for one-year periods unless the Company or the counterparty provides a notice of termination within one hundred and eighty days prior to May 31st of each year.

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

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its condensed consolidated balance sheets:

		March 31,	December 31,
	Balance Sheet Classification	2023	2022

Assets:
Operating lease assets	Right-of-use asset, net	$120	$147
Liabilities:
Current portion of operating lease liabilities	Current portion of operating lease liabilities	99	99
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	21	48
Total operating lease liabilities		$120	$147

The Company recorded operating lease expense in the following categories in its condensed consolidated statements of operations:

	Three months ended March 31,
	2023	2022
	(In thousands)
Research and development	$19	$19
General and administrative	11	11
Total	$30	$30

Cash paid included in the computation of the operating lease assets and lease liabilities during the three months ended March 31, 2023 and 2022 amounted to approximately $30,000 for each quarterly period.

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

	As of March 31,
	2023	2022
Remaining lease term (in years)	1.24	1.37
Discount rate	14.76%	9.18%

The minimum lease payments for the next two years are expected to be as follows:

As of
March 31, 2023
(in thousands)
2023	$82
2024	50
Total lease payments	132
Less: imputed interest	(12)
Present value of operating lease liabilities	$120

9. Net Loss Per Share

	Three months ended March 31,
	2023	2022
	(in thousands, except shares and per share data)
Net loss	$(2,890)	$(2,177)
Preferred stock dividends	(80)	—
Net loss attributable to common stockholders	$(2,970)	$(2,177)

Basic and diluted weighted average common shares outstanding	12,206,036	10,761,861

Basic and diluted net loss per share attributable to common stockholders	$(0.24)	$(0.20)

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2023 and 2022 because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2023	2022
Options to purchase common stock	2,802,185	2,402,603
Warrants to purchase common stock	1,113,622	1,583,786
Total	3,915,807	3,986,389

10. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2023 and 2022, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2023 and 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

11. Subsequent Events

The Company performed a review of events subsequent to the balance sheet through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements except as disclosed below.

Subsequent to March 31, 2023 through April 12, 2023, the Company entered into Securities Purchase Agreements, each a Purchase Agreement, with new and existing investors, the Investors, pursuant to which the Investors agreed to purchase in a private placement an aggregate of 490,833 shares of common stock for the aggregate purchase price of approximately $2.9 million with a purchase price per unit of $6.00, the Private Placement.

In connection with the Private Placement, as of April 6, 2023 the Company had received $4.0 million in aggregate proceeds in such Private Placement. As a result, all of the Company’s outstanding Series E Preferred Stock and related accrued dividends were converted into shares of common stock at a conversion price of $6.00 per share. The conversion resulted in 674,693 shares of common stock being issued to the holder of the Series E Preferred Stock. Following such conversion, there are no shares of Series E Preferred Stock outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations and our plans, objectives, expectations and intentions that are not historical facts and the potential impact of COVID-19 on our business and operations. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include our ability to access debt and equity markets and raise additional funds when needed; the success of our collaborations, clinical trials and pre-clinical development efforts and programs, which success may not be achieved on a timely basis or at all; our ability to obtain and maintain regulatory approval for our implant products, bioreactors, scaffolds and other devices we pursue, including for the esophagus or airway, which approvals may not be obtained on a timely basis or at all; the number of patients who can be treated with our products; the amount and timing of costs associated with our development of implant products, bioreactors, scaffolds and other devices; our failure to comply with regulations and any changes in regulations; unpredictable difficulties or delays in the development of new technology; our collaborators or other third parties we contract with, including with respect to conducting any clinical trial or pre-clinical development efforts, not devoting sufficient time and resources to successfully carry out their duties or meet expected deadlines; our ability to attract and retain qualified personnel and key employees and retain senior management; potential liability exposure with respect to our products; the availability and price of acceptable raw materials and components from third-party suppliers; difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives; increased competition in the field of regenerative medicine and bioengineering, and the financial resources of our competitors; our ability to obtain and maintain intellectual property protection for our device and product candidates; our inability to implement our growth strategy; the control our principal stockholders can exert based on holding a majority of voting power; plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

We conducted the world’s first successful regeneration of the esophagus in a cancer patient in August 2017. This surgery was performed by Dr. Dennis Wigle, Chair of Thoracic Surgery at the Mayo Clinic in a patient with esophageal cancer. The results were published in the Journal of Thoracic Oncology Clinical and Research Reports in August 2021. The procedure demonstrated that using Biostage’s technology, we were able to successfully regenerate esophageal tissue, including the mucosal lining, to restore the integrity, continuity and functionality of the esophageal tube. This successful first-in-human experience, plus the research we have performed on 45 pigs, led the U.S. Food and Drug Administration (“FDA”) to approve our 10-patient combined phase 1 and phase 2 clinical trial. This combination trial will measure both safety and efficacy in the patient population.

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

Since our incorporation, we have devoted substantially all of our resources to developing our programs, building our intellectual property portfolio, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations with proceeds from the sales of common stock and preferred stock. In December 2017, we sold the inventory and rights to manufacture and sell research-only versions of our bioreactors to Harvard Bioscience. We did not recognize any revenues during the quarters ended March 31, 2023 and 2022.

We have contracted with IQVIA, a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry, as the contract research organization (CRO) to manage our first clinical trial. We plan to start patient enrollment in this clinical trial in the second quarter of 2023. Our product candidates are currently in development and have not yet received regulatory approval for sale anywhere in the world.

Financial Condition and Need for Additional Funds

We expect to continue to incur operating losses and negative cash flows from operations for 2023 and in future years.

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of March 31, 2023 had an accumulated deficit of approximately $85.9 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of March 31, 2023 of approximately $3.3 million and equity financing of $2.9 million in gross proceeds subsequent to March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We expect to continue to incur operating losses and negative cash flows from operations for 2023 and in future years. Therefore, as disclosed in Note 1 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional funds to fund our operations. In the event we do not raise additional capital from outside sources before or during the first quarter of 2024, we may be forced to curtail or cease our operations.

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

Components of Operating Loss

Research and development expense. Research and development expense consists of salaries and related expenses, including share-based compensation, for personnel and contracted consultants and various materials and other costs to develop our new products, primarily: synthetic scaffolds, including investigation and development of materials and investigation and optimization of cellularization, as well as studies of cells and cell behavior. Other research and development expenses include the costs of outside service providers and material costs for prototype and test units and outside laboratories and testing facilities performing cell growth and materials experiments, as well as the costs of all other preclinical research and testing including animal studies and expenses related to potential patents. We expense research and development costs as incurred.

General and administrative expense. General and administrative expense consists primarily of salaries and other related expenses, including share-based compensation, for personnel in executive, accounting, information technology and human resources roles. Other costs include professional fees for legal and accounting services, insurance, investor relations and facility costs.

Sublease income. On January 5, 2022, we executed a four-month sublease agreement for certain laboratory and office space at its Holliston, Massachusetts facility. We further extended the sublease agreement to a month-to-month basis until August 31, 2022 when the other party vacated the premises. We have no sublease agreements generating sublease income as of March 31, 2023.

Other (expense) income, net. Other (expense) income, net, consists primarily of the changes in fair value of our warrant liability from the change in the fair value of common stock warrants classified as liability awards during the three months ended March 31, 2022. We previously used the Black-Scholes pricing model to value the related warrant liability. In February of 2022, the underlying common stock warrants expired unexercised.

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

Share-based Compensation

We account for our share-based compensation in accordance with the fair value recognition provisions of current authoritative guidance. Share-based awards, including stock options, are measured at fair value as of the grant date and recognized as expense over the requisite service period (generally the vesting period), which we have elected to amortize on a straight-line basis. Expense on share-based awards for which vesting is performance or milestone based is recognized on a straight-line basis from the date when we determine the achievement of the milestone is probable to the vesting/milestone achievement date. Since share-based compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. Until December 31, 2022, we estimated forfeitures at the time of grant and would revise our estimate, if necessary, in subsequent periods. As of January 1, 2023, we account for forfeitures as they occur. We estimate the fair value of options granted using the Black-Scholes option valuation model. Significant judgment is required in determining the proper assumptions used in this model. The assumptions used include the risk-free interest rate, expected term, expected volatility, and expected dividend yield. We base our assumptions on historical data when available or, when not available, on a peer group of companies. However, these assumptions consist of estimates of future market conditions, which are inherently uncertain and subject to our judgment, and therefore any changes in assumptions could significantly impact the future grant date fair value of share-based awards.

Warrant Liability

Most of the warrants to purchase shares of our common stock have been classified on our condensed consolidated balance sheets as equity. We classify warrants as a liability in our condensed consolidated balance sheets if the warrant is a free-standing financial instrument that may require us to transfer cash consideration upon exercise and that cash transfer event would be out of our control. Such a “liability warrant” is initially recorded at fair value on the date of grant using the Black-Scholes model, net of issuance costs, and it is subsequently re-measured to fair value at each subsequent balance sheet date. Changes in fair value of the warrants is recognized as a component of other expense in the condensed consolidated statements of operations. The warrants classified as a liability expired unexercised during the three months ended March 31, 2022 and the remaining liability on the expiration date of approximately $2,000 was recognized as other income.

Results of Operations

The following table summarizes the results of our operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31,		Change 2023 vs. 2022
	2023	2022	Change	%
Operating expenses
Research and development	$509	$303	$206	68%
General and administrative	2,378	1,902	476	25%
Total operating expenses	2,887	2,205	682	31%

Other expense
Sublease income	-	29	(29)	nm %
Other expense, net	(3)	(1)	(2)	200%
Total other expense, net	(3)	(28)	(31)	(111)%
Net loss	$(2,890)	$(2,177)	$(713)	33%

nm = not meaningful

Comparison of the three months ended March 31, 2023 and March 31, 2022

Research and Development Expense

Research and development expense increased approximately $0.2 million, or 68%, to approximately $0.5 million for the three months ended March 31, 2023 as compared to approximately $0.3 million for the three months ended March 31, 2022. This increase was primarily due to higher headcount and preclinical trial activities.

General and Administrative Expense

General and administrative expense increased approximately $0.5 million, or 25%, to approximately $2.4 million for the three months ended March 31, 2023 as compared to approximately $1.9 million for the three months ended March 31, 2022. This increase was primarily due to share-based compensation expense of $1.5 million from the vesting of performance based awards in the first quarter of 2023, increased headcount related costs of approximately $0.1 million and an increase of approximately $0.1 million for supporting our ongoing public company requirements offset by the reduced legal and related costs of approximately $1.2 million relating to the completion of litigation for a wrongful death complaint and related matters more fully described in Note 7 to our condensed consolidated financial statements.

Sublease income

On January 5, 2022, we executed a four-month sublease agreement for certain laboratory and office space at our Holliston, Massachusetts facility. We further extended the sublease agreement on a month-to-month basis until August 31, 2022 when the other party vacated the premises. For the three months ended March 31, 2022, we recorded sublease income of approximately $29,000 relating to this agreement. We have no sublease agreements generating sublease income as of March 31, 2023.

Other (expense) income, net

During the three months ended March 31, 2023, we recorded interest expense of approximately $3,000 on insurance installment payments.

During the three months ended March 31, 2022, we recorded a gain on expiration of the common share warrants of approximately $2,000 in other expense, net as they expired unexercised in February 2022.

Liquidity and Capital Resources

Sources of liquidity. We have incurred operating losses since inception, and as of March 31, 2023, we had an accumulated deficit of approximately $85.9 million. We are currently investing significant resources in the development and commercialization of our product candidates for use by clinicians and researchers in the fields of regenerative medicine and bioengineering. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future.

The following table sets forth the primary uses of cash for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(1,013)	$(519)
Net cash used by investing activities	$(9)	$—
Net cash provided by financing activities	$3,050	$3,055

Comparison of three months Ended March 31, 2023 and 2022

Operating activities. Net cash used in operating activities of approximately $1.0 million for the three months ended March 31, 2023 was due primarily to our net loss of approximately $2.9 million offset by adjustments for non-cash items of approximately $1.9 million due to non-cash expenses for share-based compensation and depreciation.

Net cash used in operating activities of approximately $0.5 million for the three months ended March 31, 2022 was due primarily to our net loss of approximately $2.2 million offset by adjustments for non-cash items of approximately $0.3 million due to non-cash expenses including share-based compensation, depreciation and the change in fair value of our warrant liability and an approximately $1.4 million increase in cash from changes in working capital due to the timing of payments for prepaid expenses and increases in accounts payable and accrued expenses.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2023 and 2022 totaled approximately $9,000 and zero, respectively, and represented purchases of property, plant and equipment.

Financing activities. Net cash generated from financing activities during the three months ended March 31, 2023 of approximately $3.1 million consisted of net proceeds received from a private placement transaction that resulted in the issuance of 510,134 shares of our common stock at a purchase price of $6.00 per share to a group of investors.

In February and March of 2022, we received cash of approximately $3.1 million from a group of new and existing investors pertaining to a private placement transaction which closed in May 2022. These funds had remained the respective investor’s property and were held in escrow by us in a separate account until the execution of the common stock purchase agreements which occurred on May 12, 2022.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of March 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer, Director, and Chairman, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon the evaluation described above, our principal executive officer and our principal financial and accounting officer have concluded that they believe our disclosure controls and procedures were effective as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial and accounting officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended March 31, 2023. During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. Other than the civil lawsuit described in Item 3 of Part I of our Annual Report on Form 10-K filed with the SEC on March 30, 2023 and in our Form 8-K filed with the SEC on April 27, 2022, there are no such matters pending that we expect to be material in relation to our business, financial condition, and results of operations or cash flows.

Item 1A. Risk Factors

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 30, 2023.

Item 6. Exhibits

Exhibit Index
10.1	Employment Agreement between Biostage, Inc. and Junli He (previously filed as an exhibit to Form 8-K, filed on March 14, 2023, and incorporated herein by reference).

10.2	Form of Securities Purchase Agreement (previously filed as an exhibit to Form 8-K, filed on April 6, 2023, and incorporated herein by reference).

31.1+	Certification of Chief Executive Officer, Director, and Chairman of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer of Biostage, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Director, and Chairman of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of Biostage, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+Filed herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: May 12, 2023

BIOSTAGE, INC.

By:	/s/ Junli He
Name:	Junli He
Title:	Chief Executive Officer, Director, and Chairman (principal executive officer)

By:	/s/ Joseph L.Damasio Jr.
Name:	Joseph L. Damasio Jr.
Title:	Chief Financial Officer (principal financial officer)

