Form 10-Q
period 2023-06-30
Harvard Apparatus Regenerative Technology, Inc.
filed 2023-08-14
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, there were 13,882,060 shares of common stock, par value $0.01 per share, outstanding.

Harvard Apparatus Regenerative Technology, Inc.

(formerly Biostage, Inc.)

Form 10-Q

For the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,140	$1,241
Short-term investments	2,523	—
Prepaid research and development	259	274
Prepaid expenses and other current assets	79	79
Total current assets	5,001	1,594
Property, plant and equipment, net	39	49
Right-of-use assets, net	135	147
Deferred financing costs	544	610
Other long-term assets	62	—
Total assets	$5,781	$2,400

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$372	$682
Accrued and other current liabilities	1,476	582
Operating lease liability, current	119	99
Total current liabilities	1,967	1,363
Operating lease liability, net of current portion	18	48
Total liabilities	1,985	1,411

Commitments and contingencies (Note 7)
Series E convertible preferred stock, par value $0.01 per share, 5,000 shares authorized; 0 and 4,180 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	4,180

Stockholders’ equity (deficit):
Common stock, par value $0.01 per share, 60,000,000 shares authorized; 13,882,060 and 12,174,467 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	139	122
Additional paid-in capital	92,172	79,698
Accumulated deficit	(88,515)	(83,011)
Total stockholders’ equity (deficit)	3,796	(3,191)
Total liabilities and stockholders’ equity (deficit)	$5,781	$2,400

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,566	$326	$2,075	$629
Selling, general and administrative	1,085	1,049	3,463	2,951
Total operating expenses	2,651	1,375	5,538	3,580

Operating loss	(2,651)	(1,375)	(5,538)	(3,580)

Other income, net:
Sublease income	—	32	—	61
Other income (expense), net	37	(2)	34	(3)
Total other income, net	37	30	34	58

Net loss	(2,614)	(1,345)	(5,504)	(3,522)
Preferred stock dividends	3	(18)	(77)	(18)
Net loss attributable to common stockholders	$(2,611)	$(1,363)	$(5,581)	$(3,540)

Basic and diluted net loss per share	$(0.19)	$(0.12)	$(0.43)	$(0.32)
Weighted average common shares, basic and diluted	13,785,657	11,230,525	13,000,211	10,996,996

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Series E Convertible Preferred	Number of Common Shares	Common	Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Stock	Outstanding	Stock	Capital	Deficit	Equity
Balance at April 1, 2023	$4,051	12,716,534	$127	$84,712	$(85,901)	$(1,062)
Preferred stock dividends	(3)	—	—	3	—	3
Conversion of preferred stock for common stock	(4,048)	674,693	7	4,041	—	4,048
Issuance of common stock, net of offering costs	—	490,833	5	2,937	—	2,942
Share-based compensation expense	—	—	—	479	—	479
Net loss	—	—	—	—	(2,614)	(2,614)
Balance at June 30, 2023	$—	13,882,060	$139	$92,172	$(88,515)	$3,796

	Series E Convertible Preferred	Number of Common Shares	Common	Additional Paid-in	Accumulated	Total Stockholders’
	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balance at April 1, 2022	$—	10,760,871	$108	$74,036	$(79,115)	$(4,971)
Issuance of series E convertible preferred stock	4,000	—	—	—	—	—
Preferred stock dividends	18	—	—	(18)	—	(18)
Issuance of common stock, net of offering costs	—	854,771	8	5,052	—	5,060
Share-based compensation expense	—	—	—	277	—	277
Net loss	—	—	—	—	(1,345)	(1,345)
Balance at June 30, 2022	$4,018	11,615,642	$116	$79,347	$(80,460)	$(997)

	Series E Convertible Preferred	Number of Common Shares	Common	Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Stock	Outstanding	Stock	Capital	Deficit	Equity
Balance at January 1, 2023	$4,180	12,174,467	$122	$79,698	$(83,011)	$(3,191)
Preferred stock dividends	77	—	—	(77)	—	(77)
Conversion of preferred stock for common stock	(4,257)	706,626	7	4,250	—	4,257
Issuance of common stock, net of offering costs	—	1,000,967	10	5,982	—	5,992
Share-based compensation expense	—	—	—	2,319	—	2,319
Net loss	—	—	—	—	(5,504)	(5,504)
Balance at June 30, 2023	$—	13,882,060	$139	$92,172	$(88,515)	$3,796

	Series E Convertible Preferred	Number of Common Shares	Common	Additional Paid-in	Accumulated	Total Stockholders’
	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balance at January 1, 2022	$—	10,760,871	$108	$73,801	$(76,938)	$(3,029)
Issuance of series E convertible preferred stock	4,000	—	—	—	—	—
Preferred stock dividends	18	—	—	(18)	—	(18)
Issuance of common stock, net of offering costs	—	854,771	8	5,052	—	5,060
Share-based compensation expense	—	—	—	512	—	512
Net loss	—	—	—	—	(3,522)	(3,522)
Balance at June 30, 2022	$4,018	11,615,642	$116	$79,347	$(80,460)	$(997)

See accompanying notes to unaudited condensed consolidated financial statements

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(5,504)	$(3,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,319	512
Depreciation	23	27
Change in fair value of warrant liability	—	(2)
Changes in operating assets and liabilities:
Prepaid research and development	15	—
Prepaid expenses and other current assets	—	198
Deferred financing costs	66	(173)
Other long-term assets	(62)	—
Accounts payable	(310)	823
Accrued and other current liabilities	894	483
Net cash used in operating activities	(2,559)	(1,654)

INVESTING ACTIVITIES
Purchases of short-term investments	(2,523)	—
Purchases of property, plant, and equipment	(11)	(8)
Net cash used in investing activities	(2,534)	(8)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	5,992	5,060
Net cash provided by financing activities	5,992	5,060
Net increase in cash and cash equivalents	899	3,398
Cash and cash equivalents at the beginning of the year	1,241	1,292
Cash and cash equivalents at the end of the period	$2,140	$4,690

Supplemental disclosure of non-cash activities:
Settlement of contingency matter	$—	$(3,250)
Settlement of due to Harvard Bioscience included in accrued and other current liabilities	$—	$(750)
Issuance of Series E convertible preferred stock	$—	$4,000
Purchases of property and equipment in accounts payable or accrued expenses	$5	$—
Preferred stock dividends	$77	$18
Conversion of preferred stock into common stock	$4,257	$—

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Overview and Basis of Presentation

Overview

Harvard Apparatus Regenerative Technology, Inc., formerly Biostage, Inc., (HRGN or the Company) is a clinical-stage biotechnology company focused on the development of regenerative medicine treatments for disorders of the gastro-intestinal system and other organs that result from cancer, trauma or birth defects. The Company’s technology is based on our proprietary cell-therapy platform that uses a patient’s own stem cells to regenerate and restore function to damaged organs. The Company believes that its technology represents a next generation solution for restoring organ function because it allows the patient to regenerate their own organ, thus eliminating the need for human donor or animal transplants, the sacrificing of another of the patient’s own organs or permanent artificial implants. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and acquiring operating assets. The Company has two business segments and does not have significant costs or assets outside the United States.

On October 31, 2013, Harvard Bioscience, Inc., or Harvard Bioscience, contributed its regenerative medicine business assets, plus $15 million of cash into HRGN, or the Separation. On November 1, 2013, the spin-off of the Company from Harvard Bioscience was completed. On that date, the Company became an independent company that operates the regenerative medicine business previously owned by Harvard Bioscience. The spin-off was completed through the distribution to Harvard Bioscience stockholders of all the shares of common stock of HRGN, or the Distribution.

The Company filed an amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State for the State of Delaware to change its name from Biostage, Inc. to Harvard Apparatus Regenerative Technology, Inc. The Company also amended and restated its Amended and Restated Bylaws, solely to reflect the name change (as amended, the “Third Amended and Restated Bylaws”). The Certificate of Amendment and the Third Amended and Restated Bylaws each became effective on July 20, 2023.

In connection with the name change, the Company will trade on the OTCQB under the new ticker symbol “HRGN”. The new ticker symbol was effective at the open of the market on July 20, 2023.

Consumer Health

In the second quarter of 2023, the Company’s subsidiary in Hong Kong, Harvard Apparatus Regenerative Technology Limited, or HRGN LTD, started a Consumer Health business.

The Consumer Health business will include a broad range of products focused on anti-aging dietary supplements. The Company plans to start selling anti-aging supplements through HRGN LTD in the third quarter of 2023. These products are marketed to the general public and initially targeted at consumers in the Great China Region through eCommerce (online sales).

Going Concern

The Company has incurred substantial operating losses since its inception, and as of June 30, 2023 had an accumulated deficit of approximately $88.5 million and will require additional financing to fund future operations. The Company expects that its operating cash and short-term investments on-hand as of June 30, 2023 of approximately $4.7 million will enable it to fund its operating expenses and capital expenditure requirements into the first quarter of 2024. Therefore, these conditions present risks about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of HRGN and its subsidiaries, Harvard Apparatus Regenerative Technology Limited (Hong Kong), Harvard Apparatus Regenerative Technology (Hangzhou) Limited (China), Harvard Apparatus Regenerative Technology GmbH (Germany) and HRGN Limited (UK). The functional currency for HRGN and these subsidiaries is the U.S dollar. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash Concentrations

The Company maintains its cash balances with a financial institution in federally insured accounts and may periodically have cash balances in excess of insurance limits. The Company maintains its accounts with financial institutions with a high credit rating. The Company has not experienced any losses to date and believes that it is not exposed to any significant credit risk on cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company currently invests available cash in money market funds.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of June 30, 2023, condensed consolidated interim statements of operations and stockholders’ equity (deficit) for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2023, its condensed consolidated results of operations and stockholders’ equity (deficit) for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are unaudited. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period.

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

3. Fair Value Measurements and Short-term Investments

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

The Company had no assets or liabilities classified as Level 2 or Level 3 as of June 30, 2023 and December 31, 2022. The Company’s short-term investments consist of a certificate of deposit account held to maturity and is carried at amortized cost. The carrying value of financial instruments (consisting of cash, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments. The certificate of deposit matures in October 2023.

The company has investments classified as short term and held-to-maturity on the accompanying condensed consolidated balance sheets. Investment income is included as other income. Investment income for the three months ended June 30, 2023 and June 30, 2022 consists primarily of interest earned of $41,000 and $0, respectively. Investment income for the six months ended June 30, 2023 and June 30, 2022 consists of interest earned of $41,000 and $0, respectively.

The Company had approximately $2.1 million in cash equivalents and $2.5 million in short-term investments that consist of a certificate of deposit held to maturity and is carried at amortized cost on the Company’s balance sheet as of June 30, 2023. The Company had $1.2 million in cash equivalents and $0 in short-term investments that were measured and recorded at fair value on the Company’s balance sheet at December 31, 2022.

June 30, 2023
(In thousands)	Amortized cost
Held-to-maturity
Certificate of deposit	$2,523
Total investment securities	$2,523

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Research and development	$923	$—
Advisory costs	375	300
Legal costs	—	135
Audit services	70	80
Payroll	82	55
Other liabilities	26	12
Total accrued and other current liabilities	$1,476	$582

5. Capital Stock

Private Placement

On April 12, 2023 and on March 31, 2023, the Company entered into Securities Purchase Agreements, each a Purchase Agreement, with new and existing investors, the Investors, pursuant to which the Investors agreed to purchase in a private placement an aggregate of 1,000,967 shares of common stock for the aggregate purchase price of approximately $6 million with a purchase price per unit of $6.00.

The Company had 1,113,622 warrants to purchase common stock outstanding as of June 30, 2023 with a weighted-average exercise price of $4.69.

6. Series E Convertible Preferred Stock

On April 28, 2022, the Company entered into a Preferred Issuance Agreement, or PIA, with Harvard Bioscience, Inc., or HBIO, dated as of April 27, 2022. Pursuant to the PIA, the Company and HBIO agreed that once HBIO had paid at least $4.0 million in certain settlement and related legal expenses, to satisfy the Company’s indemnification obligations with respect thereto, in lieu of paying cash, the Company would issue senior convertible preferred stock to HBIO that will contain terms as described in the PIA.

On June 10, 2022, following the execution of a subscription agreement and HBIO providing evidence of payment of the requisite $4.0 million amount, the Company issued HBIO 4,000 shares of Series E Convertible Preferred Stock, or Series E Preferred Stock, at a price of $1,000 per share to satisfy the Company’s related indemnification obligations pertaining to the $4.0 million, in lieu of paying cash.

On January 18, 2023, HBIO converted 200 Series E Preferred Shares with accrued dividends of $9,545 into 31,933 shares of common stock.

In connection with the private placement, as of April 12, 2023, the Company had received $6.0 million in aggregate proceeds in such private placement. The private placement resulted in gross proceeds of at least $4,000,000 which triggered the mandatory conversion of all the Company’s outstanding Series E Preferred Stock and related accrued dividends into shares of common stock at a conversion price of $6.00 per share. The conversion resulted in 674,693 shares of common stock being issued to the holder of the Series E Preferred Stock. Following such conversion, there are no shares of Series E Preferred Stock outstanding.

There were no shares of any of the classes of preferred stock outstanding as of June 30, 2023. Authorized shares for each preferred stock class are as follows:

Authorized
Undesignated preferred stock	979,000
Series B convertible preferred stock	1,000,000
Series C convertible preferred stock	4,000
Series D convertible preferred stock	12,000
Series E convertible preferred stock	5,000

7. Share-Based Compensation

HRGN Amended and Restated Equity Incentive Plan

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

The Company’s Plan has 5,098,000 authorized shares to be issued under the Plan. There were 1,293,379 shares available for issuance as of June 30, 2023.

The following table summarizes information concerning options outstanding and exercisable:

	Amount	Weighted-average exercise price	Weighted-average contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2022	2,516,924	$3.95	7.68	$6,917
Granted	1,863,309	6.05
Canceled / forfeited	(593,333)	6.12
Outstanding at June 30, 2023	3,786,900	4.64	8.06	2,756
Options exercisable	1,998,552	4.65	7.44	1,971
Options vested and expected to vest	3,687,482	4.69	8.06	2,653

The Company’s outstanding stock options include 698,195 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. Total unrecognized compensation expense for the remaining performance-based awards is approximately $2.6 million. No expense has been recognized for these awards as of June 30, 2023 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes.

Aggregate intrinsic value for outstanding options and exercisable options as of June 30, 2023, was approximately $2.8 million and $2.0 million, respectively, based on the Company’s closing stock price of $3.65 per share as of June 30, 2023. As of June 30, 2023, unrecognized compensation cost related to unvested non-performance-based awards amounted to $4.4 million, which will be recognized over a weighted-average period of 2.69 years.

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing options granted during the six months ended June 30, 2023 and 2022 were as follows:

	Six months ended June 30,
	2023	2022
Risk-free interest rate	3.76%	2.59%
Expected volatility	126.16%	124.51%
Expected term (in years)	5.9 years	5.5 years
Expected dividend yield	—%	—%

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Research and development	$51	$88	$113	$148
Selling, general and administrative	428	189	2,206	364
Total	$479	$277	$2,319	$512

8. Commitments and Contingencies

On April 14, 2017, representatives for the estate of an individual plaintiff filed a wrongful death complaint with the Suffolk Superior Court, in the County of Suffolk, Massachusetts, against the Company and other defendants, including Harvard Bioscience, Inc., or HBIO, the former parent of the Company that spun off the Company in 2013, as well as another third party. The complaint sought payment for an unspecified amount of damages and alleged that the plaintiff sustained terminal injuries allegedly caused by products provided by certain of the named defendants and utilized in connection with surgeries performed by third parties in Europe in 2012 and 2013. This lawsuit related to the Company’s first-generation trachea scaffold technology for which the Company discontinued development in 2014, and not to the Company’s current HRGN Esophageal Implant.

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

In relation to the litigation, the Company paid approximately $5.9 million of aggregate costs related to the lawsuit, of which 100% has been paid as of December 31, 2022. This aggregate amount included the cost of legal and related costs incurred by the Company, which consisted of attorneys’ fees and advisor and specialist costs as part of its defense in this matter. On March 3, 2022, the Company received a cash payment of approximately $0.1 million from Medmarc, the Company’s insurance carrier. This amount represented a reimbursement of previously incurred legal costs and was recorded as a reduction to selling, general and administrative expenses during the six months ended June 30, 2022.

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

On January 5, 2022, the Company executed a four-month sublease agreement for certain laboratory and office space at its Holliston, Massachusetts facility. The Company further extended the sublease agreement on a month-to-month basis until August 31, 2022 when the other party vacated the premises. For the six months ended June 30, 2022, the Company recorded sublease income of approximately $61,000 relating to this agreement.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its condensed consolidated balance sheets:

	Balance Sheet Classification	June 30, 2023	December 31, 2022

Assets:
Operating lease assets	Right-of-use asset, net	$135	$147
Liabilities:
Current portion of operating lease liabilities	Current portion of operating lease liabilities	119	99
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	18	48
Total operating lease liabilities		$137	$147

The Company recorded operating lease expense in the following categories in its condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Research and development	$17	$19	$35	$38
General and administrative	11	11	22	22
Total	$28	$30	$57	$60

Cash paid included in the computation of the operating lease assets and lease liabilities during the three and six months ended June 30, 2023 amounted to approximately $28,000 and $57,000, respectively. Cash paid included in the computation of the operating lease assets and lease liabilities during the three and six months ended June 30, 2022 amounted to approximately $30,000 and $60,000, respectively.

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

	As of June 30,
	2023	2022
Remaining lease term (in years)	0.88	1.16
Discount rate	12.78%	9.25%

The minimum lease payments for the next three years are expected to be as follows:

As of
June 30, 2023
(in thousands)
2023	$70
2024	69
2025	5
Total lease payments	144
Less: imputed interest	(7)
Present value of operating lease liabilities	$137

10. Net Loss Per Share

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net loss	$(2,614)	$(1,345)	$(5,504)	$(3,522)
Preferred stock dividends	3	(18)	(77)	(18)
Net loss attributable to common stockholders	$(2,611)	$(1,363)	$(5,581)	$(3,540)

Basic and diluted weighted average common shares outstanding	13,785,657	11,230,525	13,000,211	10,996,996

Basic and diluted net loss per share attributable to common stockholders	$(0.19)	$(0.12)	$(0.43)	$(0.32)

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the six months ended June 30, 2023 and 2022 because including them would have had an anti-dilutive effect:

	Six months ended June 30,
	2023	2022
Options to purchase common stock	3,786,900	2,402,603
Warrants to purchase common stock	1,113,622	1,888,622
Series E convertible preferred stock	—	686,680
Total	4,900,522	4,977,905

11. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the six months ended June 30, 2023 and 2022, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2023 and 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

12. Subsequent Events

The Company performed a review of events subsequent to the balance sheet through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements except as disclosed below.

In July 2023, the Company’s shareholders approved the Amended and Restated Equity Incentive Plan to increase of the number of shares of the Company’s common stock available for issuance pursuant to the 2013 Equity Incentive Plan by 4,000,000 shares, which increased the total shares authorized to be issued under the Plan to 9,098,000.

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

Harvard Apparatus Regenerative Technology, Inc. is referred to herein as “we,” “our,” “us”, and “the Company”.

Business Overview

We are a clinical-stage biotechnology company focused on the development of regenerative medicine treatments for disorders of the gastro-intestinal system and other organs that result from cancer, trauma or birth defects. Our technology is based on our proprietary cell-therapy platform that uses a patient’s own stem cells to regenerate and restore function to damaged organs. We believe that our technology represents a next generation solution for restoring organ function because it allows the patient to regenerate their own organ, thus eliminating the need for human donor or animal transplants, the sacrificing of another of the patient’s own organs or permanent artificial implants.

We conducted the world’s first successful regeneration of the esophagus in a cancer patient in August 2017. This surgery was performed by Dr. Dennis Wigle, Chair of Thoracic Surgery at the Mayo Clinic in a patient with esophageal cancer. The results were published in the Journal of Thoracic Oncology Clinical and Research Reports in August 2021. The procedure demonstrated that using HRGN’s technology, we were able to successfully regenerate esophageal tissue, including the mucosal lining, to restore the integrity, continuity and functionality of the esophageal tube. This successful first-in-human experience, plus the research we have performed on 45 pigs, led the U.S. Food and Drug Administration (“FDA”) to approve our 10-patient combined phase 1 and phase 2 clinical trial. This combination trial will measure both safety and efficacy in the patient population.

We were incorporated and commenced operations on November 1, 2013 as a result of a spin-off from Harvard Bioscience, Inc., or Harvard Bioscience. On that date, we became an independent company that operates the regenerative medicine business previously owned by Harvard Bioscience. The spin-off was completed through the distribution of all the shares of common stock of HRGN to Harvard Bioscience stockholders.

We have also formed a subsidiary in Hong Kong, Harvard Apparatus Regenerative Technology Limited, as we continue to assess the market and regulatory approval pathway in China as to our implant products. We are not certain at this time as to which market, including U.S. or China for example, may provide the most viable initial pathway for regulatory approval to a commercial product. This will depend on a number of factors, including the approval and development processes, related costs, ability to raise capital and the terms and conditions thereof, among other factors. Any development and capital raising efforts in China may include a joint venture in relation to our Hong Kong subsidiary, and would also involve a number of commercial variables, including rights and obligations pertaining to licensing, development, and financing, among others. Our failure to receive or obtain such clearances or approvals on a timely basis or at all, whether that be in the U.S., China or otherwise, would have an adverse effect on our results of operations.

We filed an amendment (the “Certificate of Amendment”) to our Amended and Restated Certificate of Incorporation with the Secretary of State for the State of Delaware to change our name from Biostage, Inc. to Harvard Apparatus Regenerative Technology, Inc. We also amended and restated our Amended and Restated Bylaws, solely to reflect the name change (as amended, the “Third Amended and Restated Bylaws”). The Certificate of Amendment and the Third Amended and Restated Bylaws each became effective on July 20, 2023.

Since our incorporation, we have devoted substantially all of our resources to developing our programs, building our intellectual property portfolio, business planning, raising capital and providing selling, general and administrative support for these operations. To date, we have financed our operations with proceeds from the sales of common stock and preferred stock. In December 2017, we sold the inventory and rights to manufacture and sell research-only versions of our bioreactors to Harvard Bioscience. We did not recognize any revenues during the six months ended June 30, 2023 and 2022.

We have contracted with IQVIA, a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry, as the contract research organization (CRO) to manage our first clinical trial. We activated the first clinical trial site and are currently screening patients in the third quarter of 2023. Our product candidates are currently in development and have not yet received regulatory approval for sale anywhere in the world.

In the second quarter of 2023, the Company’s subsidiary in Hong Kong, Harvard Apparatus Regenerative Technology Limited, or HRGN LTD, started a Consumer Health business.

The Consumer Health business will include a broad range of products focused on personal healthcare including anti-aging dietary supplements. The Company plans to start selling anti-aging supplements through the Hong Kong subsidiary in the third quarter of 2023. These products are marketed to the general public and initially targeted at consumers in the Great China Region through eCommerce (online sales).

Financial Condition and Need for Additional Funds

We expect to continue to incur operating losses and negative cash flows from operations for 2023 and in future years.

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of June 30, 2023 had an accumulated deficit of approximately $88.5 million and will require additional financing to fund future operations. We expect that our operating cash and short-term investments on-hand as of June 30, 2023 of approximately $4.7 million will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We expect to continue to incur operating losses and negative cash flows from operations for 2023 and in future years. Therefore, as disclosed in Note 1 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, these conditions raise substantial doubt about our ability to continue as a going concern.

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

Selling, general and administrative expense. Selling, general and administrative expense consists primarily of salaries and other related expenses, including share-based compensation. Other costs include professional fees for legal and accounting services, insurance, investor relations and facility costs.

Sublease income. On January 5, 2022, we executed a four-month sublease agreement for certain laboratory and office space at its Holliston, Massachusetts facility. We further extended the sublease agreement to a month-to-month basis until August 31, 2022 when the other party vacated the premises. We have no sublease agreements generating sublease income as of June 30, 2023.

Other income, net. Other income, net, consists primarily of interest income and the changes in fair value of our warrant liability from the change in the fair value of common stock warrants classified as liability awards during the six months ended June 30, 2022. We previously used the Black-Scholes pricing model to value the related warrant liability. In February of 2022, the underlying common stock warrants expired unexercised.

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

Results of Operations

The following table summarizes the results of our operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30,		Change 2023 vs. 2022		Six months ended June 30,		Change 2023 vs. 2022
	2023	2022	Change	%	2023	2022	Change	%
Operating expenses
Research and development	$1,566	$326	$1,240	380%	$2,075	$629	$1,446	230%
Selling, general and administrative	1,085	1,049	36	3%	3,463	2,951	512	17%
Total operating expenses	2,651	1,375	1,276	93%	5,538	3,580	1,958	55%

Other income
Sublease income	—	32	(32)	nm %	—	61	(61)	nm %
Other income (expense), net	37	(2)	39	nm %	34	(3)	37	nm %
Total other income, net	37	30	7	23%	34	58	(24)	(41)%
Net loss	$(2,614)	$(1,345)	$(1,269)	94%	$(5,504)	$(3,522)	$(1,982)	56%

nm = not meaningful

Comparison of the three months ended June 30, 2023 and June 30, 2022

Research and Development Expense

Research and development expense increased approximately $1.2 million, or 380%, to approximately $1.6 million for the three months ended June 30, 2023 as compared to approximately $0.3 million for the three months ended June 30, 2022. This increase was primarily due to clinical trial activities resulting in our first site activation in the third quarter of 2023.

Selling, General and Administrative Expense

Selling, general and administrative expense increased approximately $0.1 million, or 3%, to approximately $1.1 million for the three months ended June 30, 2023 as compared to approximately $1.0 million for the three months ended June 30, 2022. This increase was primarily due to share-based compensation expense from the vesting of performance based awards in the second quarter of 2023, increased headcount related costs of approximately $0.1 million offset by the reduced legal and related costs relating to the completion of litigation for a wrongful death complaint and related matters more fully described in Note 8 to our condensed consolidated financial statements.

Sublease income

On January 5, 2022, we executed a four-month sublease agreement for certain laboratory and office space at our Holliston, Massachusetts facility. We further extended the sublease agreement on a month-to-month basis until August 31, 2022 when the other party vacated the premises. For the three months ended June 30, 2022, we recorded sublease income of approximately $32,000 relating to this agreement. We have no sublease agreements generating sublease income as of June 30, 2023.

Other income, net

During the three months ended June 30, 2023, we recorded interest income of approximately $41,000 earned from our money market account and certificate of deposit offset by approximately $4,000 on insurance installment payments. During the three months ended June 30, 2022, we recorded interest expense of approximately $2,000 on insurance installment payments.

Comparison of the six months ended June 30, 2023 and June 30, 2022

Research and Development Expense

Research and development expense increased approximately $1.5 million, or 230%, to approximately $2.1 million for the six months ended June 30, 2023 as compared to approximately $0.6 million for the six months ended June 30, 2022. This increase was primarily due to preclinical trial activities and clinical trial activities resulting in our first site activation in the third quarter of 2023.

Selling, General and Administrative Expense

Selling, general and administrative expense increased approximately $0.5 million, or 17%, to approximately $3.5 million for the six months ended June 30, 2023 as compared to approximately $3.0 million for the six months ended June 30, 2022. This increase was primarily due to share-based compensation expense of $1.8 million from the vesting of performance based awards in the first half of 2023, increased headcount related costs of approximately $0.2 million and the initial operating costs of $0.1 million for the Hong Kong subsidiary offset by a decrease of approximately $0.3 million for supporting our ongoing public company requirements and reduced legal and related costs of approximately $1.3 million relating to the completion of litigation for a wrongful death complaint and related matters more fully described in Note 8 to our condensed consolidated financial statements.

Sublease income

On January 5, 2022, we executed a four-month sublease agreement for certain laboratory and office space at our Holliston, Massachusetts facility. We further extended the sublease agreement on a month-to-month basis until August 31, 2022 when the other party vacated the premises. For the six months ended June 30, 2022, we recorded sublease income of approximately $61,000 relating to this agreement. We have no sublease agreements generating sublease income as of June 30, 2023.

Other income, net

During the six months ended June 30, 2023, we recorded interest income of approximately $41,000 earned from our money market account and certificate of deposit offset by approximately $7,000 on insurance installment payments.

During the six months ended June 30, 2022, we recorded a gain on expiration of the common share warrants of approximately $2,000 in other expense, net as they expired unexercised in February 2022. We also recorded interest expense of approximately $5,000 on insurance installment payments.

Liquidity and Capital Resources

Sources of liquidity. We have incurred operating losses since inception, and as of June 30, 2023, we had an accumulated deficit of approximately $88.5 million. We are currently investing significant resources in the development and commercialization of our product candidates for use by clinicians and researchers in the fields of regenerative medicine and bioengineering. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future.

The following table sets forth the primary uses of cash for the three months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(2,559)	$(1,654)
Net cash used by investing activities	$(2,534)	$(8)
Net cash provided by financing activities	$5,992	$5,060

Comparison of six months ended June 30, 2023 and 2022

Operating activities. Net cash used in operating activities of approximately $2.6 million for the six months ended June 30, 2023 was due primarily to our net loss of approximately $5.5 million offset by adjustments for non-cash items of approximately $2.3 million due to non-cash expenses for share-based compensation and depreciation, and an approximately $0.6 million increase to cash from changes in working capital due to the timing of payments for accounts payable, accrued expenses, prepaid expenses, deferred financing costs and other long-term assets.

Net cash used in operating activities of approximately $1.7 million for the six months ended June 30, 2022 was due primarily to our net loss of approximately $3.5 million and offset by adjustments for non-cash items of approximately $0.5 million due to non-cash expenses for share-based compensation and depreciation, and an approximately $1.3 million increase to cash from changes in working capital due to the timing of payments for accounts payable, accrued expenses, prepaid expenses and deferred financing costs.

Investing activities. Net cash used in investing activities included purchases of property, plant and equipment for the six months ended June 30, 2023 and 2022 representing approximately $11,000 and $8,000, respectively. During the six months ended June 30, 2023, we invested in a certificate of deposit for $2.5 million that earned $23,000 in interest. The certificate of deposit matures in October 2023.

Financing activities. Net cash generated from financing activities during the six months ended June 30, 2023 of approximately $6.0 million consisted of net proceeds received from a private placement transaction that resulted in the issuance of 1,000,967 shares of our common stock at a purchase price of $6.00 per share to a group of investors.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of June 30, 2023.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon the evaluation described above, our principal executive officer and our principal financial and accounting officer have concluded that they believe our disclosure controls and procedures were effective as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial and accounting officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended June 30, 2023. During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

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

Item 5. Other Information

In the three months ended June 30, 2023, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index
3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Registration Statement on Form 10-12B, filed on July 31, 2012, and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as exhibit to the Current Report on Form 8-K, filed on March 31, 2016, and incorporated herein by reference.

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as exhibit to the Annual Report on Form 10-K, filed on March 17, 2017, and incorporated herein by reference).

3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock classifying and designating the Series A Junior Participating Cumulative Preferred Stock (previously filed as exhibit to the Registration Statement on Form 8-A, filed on October 31, 2013, and incorporated herein by reference).

3.5	Certificate of Designation of Series B Convertible Preferred Stock classifying and designating the Series B Convertible Preferred Stock (previously filed as an exhibit to the Current Report on Form 8-K, filed on February 12, 2015, and incorporated by reference thereto).

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as exhibit to the Current Report on Form 8-K, filed on April 27, 2017, and incorporated herein by reference).

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock classifying and designating the Series C Convertible Preferred Stock (previously filed as an exhibit to the Current Report on Form 8-K, filed on August 17, 2017, and incorporated by reference thereto).

3.8	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock (previously filed as an exhibit to the Current Report on Form 8-K, filed on August 17, 2017, and incorporated by reference thereto).

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as exhibit to the Current Report on Form 8-K, filed on December 22, 2017, and incorporated herein by reference).

3.10

Certificate of Designations, Preferences, Rights and Limitations of Series D Convertible Preferred Stock classifying and designating the Series D Convertible Preferred Stock (previously filed as an exhibit to the Current Report on Form 8-K, filed on January 3, 2018, and incorporated by reference thereto).

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as exhibit to the Current Report on Form 8-K, filed on May 28, 2019, and incorporated herein by reference).

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Current Report on Form 8-K, filed on July 20, 2023, and incorporated herein by reference).

3.13	Third Amended and Restated Bylaws (previously filed as an exhibit to the Current Report on Form 8-K, filed on July 20, 2023, and incorporated herein by reference).

10.1	Form of Securities Purchase Agreement (previously filed as an exhibit to the Current Report on Form 8-K, filed on April 6, 2023, and incorporated herein by reference).

31.1+	Certification of Chief Executive Officer, Director, and Chairman of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Director, and Chairman of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

+Filed herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: August 10, 2023

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

By:	/s/ Junli He
Name:	Junli He
Title:	Chief Executive Officer, Director, and Chairman (principal executive officer)

By:	/s/ Joseph L.Damasio Jr.
Name:	Joseph L. Damasio Jr.
Title:	Chief Financial Officer (principal financial officer)

