Form 10-Q
period 2023-09-30
Harvard Apparatus Regenerative Technology, Inc.
filed 2023-11-13
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, there were 13,947,324 shares of common stock, par value $0.01 per share, outstanding.

Harvard Apparatus Regenerative Technology, Inc.

(formerly Biostage, Inc.)

Form 10-Q

For the Quarter Ended September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$269	$1,241
Short-term investments	1,232	—
Accounts receivable	3	—
Inventory	56	—
Prepaid research and development	210	274
Prepaid expenses and other current assets	120	79
Total current assets	1,890	1,594
Property, plant and equipment, net	31	49
Right-of-use assets, net	103	147
Deferred financing costs	544	610
Long-term prepaid contracts	1,214	—
Total assets	$3,782	$2,400

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$424	$682
Accrued and other current liabilities	539	582
Operating lease liability, current	92	99
Total current liabilities	1,055	1,363
Operating lease liability, net of current portion	11	48
Total liabilities	1,066	1,411

Commitments and contingencies (Note 8)
Series E convertible preferred stock, par value $0.01 per share, 5,000 shares authorized; 0 and 4,180 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	4,180

Stockholders’ equity (deficit):
Common stock, par value $0.01 per share, 60,000,000 shares authorized; 13,882,060 and 12,174,467 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	139	122
Additional paid-in capital	92,707	79,698
Accumulated deficit	(90,130)	(83,011)
Total stockholders’ equity (deficit)	2,716	(3,191)
Total liabilities and stockholders’ equity (deficit)	$3,782	$2,400

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Product revenue	$40	$—	$40	$—

Operating expenses:
Cost of sales	13	—	13	—
Research and development	339	369	2,414	998
Sales and marketing	143	—	198	—
General and administrative	1,169	711	4,577	3,662
Total operating expenses	1,664	1,080	7,202	4,660

Operating loss	(1,624)	(1,080)	(7,162)	(4,660)

Other income, net:
Sublease (expense) income	(5)	26	(5)	87
Other income (expense), net	14	(2)	48	(5)
Total other income, net	9	24	43	82

Net loss	(1,615)	(1,056)	(7,119)	(4,578)
Preferred stock dividends	—	(77)	(77)	(95)
Net loss attributable to common stockholders	$(1,615)	$(1,133)	$(7,196)	$(4,673)

Basic and diluted net loss per share	$(0.12)	$(0.10)	$(0.54)	$(0.42)
Weighted average common shares, basic and diluted	13,882,060	11,615,642	13,297,391	11,205,477

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share data)

	Number of Common Shares	Common	Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Outstanding	Stock	Capital	Deficit	Equity
Balance at July 1, 2023	13,882,060	$139	$92,172	$(88,515)	$3,796
Share-based compensation expense	—	—	535	—	535
Net loss	—	—	—	(1,615)	(1,615)
Balance at September 30, 2023	13,882,060	$139	$92,707	$(90,130)	$2,716

	Series E Convertible Preferred	Number of Common Shares	Common	Additional Paid-in	Accumulated	Total Stockholders’
	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balance at July 1, 2022	$4,018	11,615,642	$116	$79,347	$(80,460)	$(997)
Preferred stock dividends	77	—	—	(77)	—	(77)
Share-based compensation expense	—	—	—	244	—	244
Net loss	—	—	—	—	(1,056)	(1,056)
Balance at September 30, 2022	$4,095	11,615,642	$116	$79,514	$(81,516)	$(1,886)

	Series E Convertible Preferred	Number of Common Shares	Common	Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Stock	Outstanding	Stock	Capital	Deficit	Equity
Balance at January 1, 2023	$4,180	12,174,467	$122	$79,698	$(83,011)	$(3,191)
Preferred stock dividends	77	—	—	(77)	—	(77)
Conversion of preferred stock for common stock	(4,257)	706,626	7	4,250	—	4,257
Issuance of common stock, net of offering costs	—	1,000,967	10	5,982	—	5,992
Share-based compensation expense	—	—	—	2,854	—	2,854
Net loss	—	—	—	—	(7,119)	(7,119)
Balance at September 30, 2023	$—	13,882,060	$139	$92,707	$(90,130)	$2,716

	Series E Convertible Preferred	Number of Common Shares	Common	Additional Paid-in	Accumulated	Total Stockholders’
	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balance at January 1, 2022	$—	10,760,871	$108	$73,801	$(76,938)	$(3,029)
Issuance of series E convertible preferred stock	4,000	—	—	—	—	—
Preferred stock dividends	95	—	—	(95)	—	(95)
Issuance of common stock, net of offering costs	—	854,771	8	5,052	—	5,060
Share-based compensation expense	—	—	—	756	—	756
Net loss	—	—	—	—	(4,578)	(4,578)
Balance at September 30, 2022	$4,095	11,615,642	$116	$79,514	$(81,516)	$(1,886)

See accompanying notes to unaudited condensed consolidated financial statements

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(7,119)	$(4,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,854	756
Depreciation	29	40
Amortization of right-of-use assets	44	81
Change in fair value of warrant liability	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(3)	—
Inventory	(56)	—
Prepaid research and development	64	—
Prepaid expenses and other current assets	(41)	83
Deferred financing costs	66	(311)
Long-term prepaid contracts	(1,214)	—
Accounts payable	(258)	206
Operating lease liabilities	(44)	(81)
Accrued and other current liabilities	(43)	433
Net cash used in operating activities	(5,721)	(3,373)

INVESTING ACTIVITIES
Purchases of short-term investments	(2,523)	—
Redemption of short-term investments	1,291	—
Purchases of property, plant, and equipment	(11)	(8)
Net cash used in investing activities	(1,243)	(8)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	5,992	5,060
Net cash provided by financing activities	5,992	5,060
Net (decrease) increase in cash and cash equivalents	(972)	1,679
Cash and cash equivalents at the beginning of the year	1,241	1,292
Cash and cash equivalents at the end of the period	$269	$2,971

Supplemental disclosure of non-cash activities:
Settlement of contingency matter	$—	$(3,250)
Settlement of due to Harvard Bioscience included in accrued and other current liabilities	$—	$(750)
Issuance of Series E convertible preferred stock	$—	$4,000
Purchases of property and equipment in accounts payable or accrued expenses	$3	$—
Preferred stock dividends	$77	$95
Conversion of preferred stock into common stock	$4,257	$—

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

In connection with the name change, the Company traded on the OTCQB under the new ticker symbol “HRGN”. The new ticker symbol was effective at the open of the market on July 20, 2023.

Longevity Products

In the second quarter of 2023, the Company’s subsidiary in Hong Kong, Harvard Apparatus Regenerative Technology Limited, or HRGN LTD, started a longevity products business.

The longevity products business plans to include a broad range of products focused on longevity dietary supplements. The Company started selling longevity supplements through HRGN LTD in the third quarter of 2023. These products are marketed to the general public and initially targeted at consumers in the Great China Region through eCommerce (online sales).

Going Concern

The Company has incurred substantial operating losses since its inception, and as of September 30, 2023 had an accumulated deficit of approximately $90.1 million and will require additional financing to fund future operations. The Company expects that its operating cash and short-term investments on-hand as of September 30, 2023 of approximately $1.5 million will enable it to fund its operating expenses and capital expenditure requirements into the first quarter of 2024. Therefore, these conditions present risks about the Company’s ability to continue as a going concern.

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

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. “Selling and marketing” operating expenses was reclassified from “Selling, general and administrative” operating expenses on our condensed consolidated financial statements.

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

Revenue

We recognize revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers. We offer consumer products primarily through a third-party online store. Revenue is recognized at a point in time when control of the goods is transferred to the customer, which generally occurs upon the delivery to the customer. For any company direct sales to customers, revenue is recognized at a point in time upon shipment of product or hand-delivery to customer. Revenue also excludes any amounts collected on behalf of third parties, including sales and indirect taxes.

We identify a performance obligation as distinct if both the following criteria are true: the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. Determining the standalone selling price (“SSP”) and allocation of consideration from a contract to the individual performance obligations, and the appropriate timing of revenue recognition, is the result of significant qualitative and quantitative judgments. Management considers a variety of factors such as historical sales, usage rates, costs, and expected margin, which may vary over time depending upon the unique facts and circumstances related to each performance obligation in making these estimates. While changes in the allocation of the SSP between performance obligations will not affect the amount of total revenue recognized for a particular contract, any material changes could impact the timing of revenue recognition, which would have a material effect on our financial position and result of operations. This is because the contract consideration is allocated to each performance obligation, delivered or undelivered, at the inception of the contract based on the SSP of each distinct performance obligation.

Cost of Sales

Cost of sales primarily consists of the purchase price of consumer products, taxes, inbound and outbound shipping costs. Shipping costs to receive products from our suppliers are recognized as cost of sales when incurred. E-commerce processing and related transaction costs, including those associated with seller transactions, are classified in sales and marketing on our condensed consolidated statements of operations.

Sales and Marketing

Sales and marketing costs include advertising and payroll and related expenses for personnel engaged in marketing and selling activities.

General and Administrative

General and administrative expenses primarily consist of costs for corporate functions, including payroll and related expenses; facilities and equipment expenses, such as depreciation and amortization expense and rent; and professional fees.

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

Inventory

Inventory, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

We maintain ownership of our inventory at the third-party warehouse, regardless of whether fulfillment is provided by us or the third-party e-commerce seller, and therefore these products are included in our inventories.

Long-term prepaid contracts

We have contracted with partners relating to our clinical trial activities. Upon execution of the contracts, we made initial payments as deposits to be held on account and reconciled against final invoices when the clinical trial is substantially completed.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of September 30, 2023, condensed consolidated interim statements of operations and stockholders’ equity (deficit) for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2023, its condensed consolidated results of operations and stockholders’ equity (deficit) for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are unaudited. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period.

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

The Company had no assets or liabilities classified as Level 2 or Level 3 as of September 30, 2023 and December 31, 2022. The Company’s short-term investments consist of a certificate of deposit account held to maturity and is carried at amortized cost. The carrying value of financial instruments (consisting of cash, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments. The certificate of deposit matured in October 2023 with the remaining $1.2 million released from short-term investments into cash and cash equivalents.

The company has investments classified as short term and held-to-maturity on the accompanying condensed consolidated balance sheets. Investment income is included as other income. Investment income for the three months ended September 30, 2023 and September 30, 2022 consists primarily of interest earned of $18,000 and $0, respectively. Investment income for the nine months ended September 30, 2023 and September 30, 2022 consists of interest earned of $59,000 and $0, respectively.

The Company had approximately $0.3 million in cash equivalents and $1.2 million in short-term investments that consist of a certificate of deposit held to maturity and is carried at amortized cost on the Company’s balance sheet as of September 30, 2023. The Company had $1.2 million in cash equivalents and $0 in short-term investments that were measured and recorded at fair value on the Company’s balance sheet at December 31, 2022.

September 30, 2023
(in thousands)	Amortized cost
Held-to-maturity
Certificate of deposit	$1,232
Total investment securities	$1,232

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Research and development	$39	$—
Advisory costs	300	300
Legal costs	—	135
Audit services	84	80
Payroll	110	55
Other liabilities	6	12
Total accrued and other current liabilities	$539	$582

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

The Company had 1,113,622 warrants to purchase common stock outstanding as of September 30, 2023 with a weighted-average exercise price of $4.69.

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

On January 18, 2023, HBIO converted 200 Series E Preferred Shares with accrued dividends of $9,545 into 31,933 shares of common stock.

In connection with the private placement, as of April 12, 2023, the Company had received $6.0 million in aggregate proceeds in such private placement. The private placement resulted in gross proceeds of at least $4.0 million which triggered the mandatory conversion of all the Company’s outstanding Series E Preferred Stock and related accrued dividends into shares of common stock at a conversion price of $6.00 per share. The conversion resulted in 674,693 shares of common stock being issued to the holder of the Series E Preferred Stock. Following such conversion, there are no shares of Series E Preferred Stock outstanding.

There were no shares of any of the classes of preferred stock outstanding as of September 30, 2023. Authorized shares for each preferred stock class are as follows:

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

The Company’s Plan has 9,098,000 authorized shares to be issued under the Plan. There were 5,035,775 shares available for issuance as of September 30, 2023.

The following table summarizes information concerning options outstanding and exercisable:

	Amount	Weighted-average exercise price	Weighted-average contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2022	2,516,924	$3.95	7.68	$6,917
Granted	2,120,913	5.81
Canceled / forfeited	(593,333)	6.12
Outstanding at September 30, 2023	4,044,504	4.61	7.93	6,909
Options exercisable	2,109,399	4.70	7.31	4,605
Options vested and expected to vest	3,945,086	4.65	7.93	6,667

The Company’s outstanding stock options include 773,195 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. Total unrecognized compensation expense for the remaining performance-based awards is approximately $2.9 million. No expense has been recognized for these awards as of September 30, 2023 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes.

Aggregate intrinsic value for outstanding options and exercisable options as of September 30, 2023, was approximately $6.9 million and $4.6 million, respectively, based on the Company’s closing stock price of $5.36 per share as of September 30, 2023. As of September 30, 2023, unrecognized compensation cost related to unvested non-performance-based awards amounted to $4.4 million, which will be recognized over a weighted-average period of 2.43 years.

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing options granted during the nine months ended September 30, 2023 and 2022 were as follows:

	Nine months ended September 30,
	2023	2022
Risk-free interest rate	3.82%	2.71%
Expected volatility	125.38%	123.53%
Expected term (in years)	5.8 years	5.8 years
Expected dividend yield	—%	—%

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development	$69	$72	$182	$220
General and administrative	466	172	2,672	536
Total	$535	$244	$2,854	$756

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

In relation to the litigation, the Company paid approximately $5.9 million of aggregate costs related to the lawsuit. As of December 31, 2022, all such lawsuit related costs had been paid or otherwise satisfied as provided below. This aggregate amount included the cost of legal and related costs incurred by the Company, which consisted of attorneys’ fees and advisor and specialist costs as part of its defense in this matter. On March 3, 2022, the Company received a cash payment of approximately $0.1 million from Medmarc, the Company’s insurance carrier. This amount represented a reimbursement of previously incurred legal costs and was recorded as a reduction to selling, general and administrative expenses during the nine months ended September 30, 2022.

With respect to such $5.9 million of costs described above, the Company was required to either pay such costs directly or indemnify HBIO as to such amounts it incurs. Of such amounts, the Company anticipated that HBIO would pay an aggregate amount of $4.0 million by the end of the second quarter of 2022. With respect to the indemnification obligation of the Company to HBIO pertaining to such costs, the Company and HBIO entered into a Preferred Issuance Agreement dated as of April 27, 2022 (the PIA). In connection with the PIA, the Company and HBIO agreed that once HBIO had paid at least $4.0 million in such costs, to satisfy the Company’s indemnification obligations with respect thereto, in lieu of paying cash, the Company would issue senior 8% convertible preferred stock to HBIO that will contain terms as described in the PIA, including the term sheet attached thereto. On June 10, 2022, following the execution of a subscription agreement and HBIO providing evidence of payment of the requisite $4.0 million amount, the Company issued HBIO 4,000 shares of Series E 8% Convertible Preferred Stock at a price of $1,000 per share to satisfy the Company’s related indemnification obligations aggregating $4.0 million, which included the accrual for contingency of $3.3 million and approximately $0.8 million of legal and related costs paid on behalf of the Company by HBIO previously included in accrued expenses.

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

On January 5, 2022, the Company executed a four-month sublease agreement for certain laboratory and office space at its Holliston, Massachusetts facility. The Company further extended the sublease agreement on a month-to-month basis until August 31, 2022 when the other party vacated the premises. For the nine months ended September 30, 2022, the Company recorded sublease income of approximately $61,000 relating to this agreement.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its condensed consolidated balance sheets:

	Balance Sheet Classification	September 30, 2023	December 31, 2022
		(in thousands)
Assets:
Operating lease assets	Right-of-use asset, net	$103	$147
Liabilities:
Current portion of operating lease liabilities	Current portion of operating lease liabilities	92	99
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	11	48
Total operating lease liabilities		$103	$147

The Company recorded operating lease expense in the following categories in its condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development	$17	$19	$51	$58
Sales and marketing	5	—	5	—
General and administrative	11	11	33	33
Total	$33	$30	$89	$91

Cash paid included in the computation of the operating lease assets and lease liabilities during the three and nine months ended September 30, 2023 amounted to approximately $33,000 and $89,000, respectively. Cash paid included in the computation of the operating lease assets and lease liabilities during the three and nine months ended September 30, 2022 amounted to approximately $30,000 and $91,000, respectively.

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

	As of September 30,
	2023	2022
Remaining lease term (in years)	0.66	0.94
Discount rate	12.77%	9.35%

The minimum lease payments for the next three years are expected to be as follows:

As of
September 30, 2023
(in thousands)
2023	$33
2024	69
2025	5
Total lease payments	107
Less: imputed interest	(4)
Present value of operating lease liabilities	$103

10. Net Loss Per Share

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net loss	$(1,615)	$(1,056)	$(7,119)	$(4,578)
Preferred stock dividends	—	(77)	(77)	(95)
Net loss attributable to common stockholders	$(1,615)	$(1,133)	$(7,196)	$(4,673)

Basic and diluted weighted average common shares outstanding	13,882,060	11,615,642	13,297,391	11,205,477

Basic and diluted net loss per share attributable to common stockholders	$(0.12)	$(0.10)	$(0.54)	$(0.42)

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the nine months ended September 30, 2023 and 2022 because including them would have had an anti-dilutive effect:

	Nine months ended September 30,
	2023	2022
Options to purchase common stock	4,044,504	2,508,490
Warrants to purchase common stock	1,113,622	1,888,622
Series E convertible preferred stock	—	653,128
Total	5,158,126	5,050,240

11. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the nine months ended September 30, 2023 and 2022, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2023 and 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

12. Subsequent Events

The Company performed a review of events subsequent to the balance sheet through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

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

We have contracted with IQVIA, a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry, as the contract research organization (CRO) to manage our first clinical trial. We activated the first clinical trial site and started screening patients in the third quarter of 2023. Our product candidates are currently in development and have not yet received regulatory approval for sale anywhere in the world.

In the second quarter of 2023, the Company’s subsidiary in Hong Kong, Harvard Apparatus Regenerative Technology Limited, or HRGN LTD, started a longevity products business.

The longevity products business plans to include a broad range of products focused on personal healthcare including longevity dietary supplements. The Company started selling longevity supplements through the Hong Kong subsidiary in the third quarter of 2023. These products are marketed to the general public and initially targeted at consumers in the Great China Region through eCommerce (online sales).

Financial Condition and Need for Additional Funds

We expect to continue to incur operating losses and negative cash flows from operations for 2023 and in future years.

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of September 30, 2023 had an accumulated deficit of approximately $90.1 million and will require additional financing to fund future operations. We expect that our operating cash and short-term investments on-hand as of September 30, 2023 of approximately $1.5 million will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We expect to continue to incur operating losses and negative cash flows from operations for 2023 and in future years. Therefore, as disclosed in Note 1 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, these conditions raise substantial doubt about our ability to continue as a going concern.

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

Components of Operating Loss

Product revenue. Product revenue consists of longevity product sales, launched in the Asia region in the third quarter of 2023. We had not generated any revenue prior to the launch of our longevity products.

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

Sales and marketing expense. Sales and marketing costs include advertising and payroll and related expenses for personnel engaged in marketing and selling activities.

General and administrative expense. Selling, general and administrative expense consists primarily of salaries and other related expenses, including share-based compensation. Other costs include professional fees for legal and accounting services, insurance, investor relations and facility costs.

Sublease income. On January 5, 2022, we executed a four-month sublease agreement for certain laboratory and office space at its Holliston, Massachusetts facility. We further extended the sublease agreement to a month-to-month basis until August 31, 2022 when the other party vacated the premises. We have no sublease agreements generating sublease income as of September 30, 2023.

Other income, net. Other income, net, consists primarily of interest income and the changes in fair value of our warrant liability from the change in the fair value of common stock warrants classified as liability awards during the nine months ended September 30, 2022. We previously used the Black-Scholes pricing model to value the related warrant liability. In February of 2022, the underlying common stock warrants expired unexercised.

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

Results of Operations

The following table summarizes the results of our operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30,		Change 2023 vs. 2022		Nine months ended September 30,		Change 2023 vs. 2022
	2023	2022	Change	%	2023	2022	Change	%
Product revenue	$40	$—	$40	100%	$40	$—	$40	100%

Operating expenses
Cost of sales	13	—	13	100%	13	—	13	100%
Research and development	339	369	(30)	(8)%	2,414	998	1,416	142%
Sales and marketing	143	—	143	100%	198	—	198	100%
General and administrative	1,169	711	458	64%	4,577	3,662	915	25%
Total operating expenses	1,664	1,080	584	54%	7,202	4,660	2,542	55%

Other income
Sublease (expense) income	(5)	26	(31)	nm %	(5)	87	(92)	nm %
Other income (expense), net	14	(2)	16	nm %	48	(5)	53	nm %
Total other income, net	9	24	(15)	(63)%	43	82	(39)	(48)%
Net loss	$(1,615)	$(1,056)	$(559)	53%	$(7,119)	$(4,578)	$(2,541)	56%

nm = not meaningful

Comparison of the three months ended September 30, 2023 and September 30, 2022

Product Revenue

Product revenue was $40,000 and zero for the three months ended September 30, 2023 and 2022, respectively. Product revenue consists of longevity product sales, launched in the Asia region in the third quarter of 2023. We had not generated any revenue prior to the launch of our longevity products.

Cost of Sales

Cost of sales was $13,000 and zero for the three months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023, cost of sales consists of the purchase price of consumer products, taxes, inbound and outbound shipping costs.

Research and Development Expense

Research and development expense decreased approximately $30,000, or 8%, to approximately $0.3 million for the three months ended September 30, 2023 as compared to approximately $0.4 million for the three months ended September 30, 2022. This decrease was primarily due to lower advisory costs for the three months ended September 30, 2023.

Sales and Marketing Expense

HRGN Limited launched its longevity products Business in the second quarter of 2023 so there were no prior comparable period costs. Selling and marketing expense was $0.1 million for the three months ended September 30, 2023 as compared to zero for the three months ended September 30, 2022.

General and Administrative Expense

General and administrative expense increased approximately $0.5 million, or 64%, to approximately $1.2 million for the three months ended September 30, 2023 as compared to approximately $0.7 million for the three months ended September 30, 2022. This increase was primarily due to share-based compensation expense of $0.3 million from the vesting of time-based awards in the third quarter of 2023 and increased headcount related costs of approximately $0.2 million.

Sublease (expense) income

On January 5, 2022, we executed a four-month sublease agreement for certain laboratory and office space at our Holliston, Massachusetts facility. We further extended the sublease agreement on a month-to-month basis until August 31, 2022 when the other party vacated the premises. For the three months ended September 30, 2022, we recorded sublease income of approximately $26,000 relating to this agreement. We have no sublease agreements generating sublease income as of September 30, 2023. In 2023, we refunded $5,000 of a deposit not utilized, which was recorded as sublease income in 2022.

Other income, net

During the three months ended September 30, 2023, we recorded interest income of approximately $18,000 earned from our money market account and certificate of deposit offset by approximately $4,000 on insurance installment payments. During the three months ended September 30, 2022, we recorded interest expense of approximately $2,000 on insurance installment payments.

Comparison of the nine months ended September 30, 2023 and September 30, 2022

Product Revenue

Product revenue was $40,000 and zero for the nine months ended September 30, 2023 and 2022, respectively. Product revenue consists of longevity product sales, launched in the Asia region in the third quarter of 2023. We had not generated any revenue prior to the launch of our longevity products.

Cost of Sales

Cost of sales was $13,000 and zero for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, cost of sales consists of the purchase price of consumer products, taxes, inbound and outbound shipping costs.

Research and Development Expense

Research and development expense increased approximately $1.4 million, or 142%, to approximately $2.4 million for the nine months ended September 30, 2023 as compared to approximately $1.0 million for the nine months ended September 30, 2022. This increase was primarily due to preclinical trial activities to increase our product pipeline and clinical trial activities resulting in our first site activation in the third quarter of 2023.

Sales and Marketing Expense

HRGN Limited launched its longevity products Business in the second quarter of 2023 so there were no prior period costs. Selling and marketing expense was $0.2 million for the nine months ended September 30, 2023 as compared to zero for the nine months ended September 30, 2022.

General and Administrative Expense

General and administrative expense increased approximately $0.9 million, or 25%, to approximately $4.6 million for the nine months ended September 30, 2023 as compared to approximately $3.7 million for the nine months ended September 30, 2022. This increase was primarily due to share-based compensation expense of $2.1 million from the vesting of performance based awards in the first half of 2023 and increased headcount related costs of approximately $0.4 million offset by a decrease of approximately $0.3 million for supporting our ongoing public company requirements and reduced legal and related costs of approximately $1.3 million relating to the completion of litigation for a wrongful death complaint and related matters more fully described in Note 8 to our condensed consolidated financial statements.

Sublease (expense) income

On January 5, 2022, we executed a four-month sublease agreement for certain laboratory and office space at our Holliston, Massachusetts facility. We further extended the sublease agreement on a month-to-month basis until August 31, 2022 when the other party vacated the premises. For the nine months ended September 30, 2022, we recorded sublease income of approximately $87,000 relating to this agreement. We have no sublease agreements generating sublease income as of September 30, 2023. In 2023, we refunded $5,000 of a deposit not utilized, which was recorded as sublease income in 2022.

Other income, net

During the nine months ended September 30, 2023, we recorded interest income of approximately $59,000 earned from our money market account and certificate of deposit offset by approximately $11,000 on insurance installment payments.

During the nine months ended September 30, 2022, we recorded a gain on expiration of the common share warrants of approximately $2,000 in other expense, net as they expired unexercised in February 2022. We also recorded interest expense of approximately $7,000 on insurance installment payments.

Liquidity and Capital Resources

Sources of liquidity. We have incurred operating losses since inception, and as of September 30, 2023, we had an accumulated deficit of approximately $90.1 million. We are currently investing significant resources in the development and commercialization of our product candidates for use by clinicians and researchers in the fields of regenerative medicine and bioengineering. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future.

The following table sets forth the primary uses of cash for the three months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(5,721)	$(3,373)
Net cash used by investing activities	$(1,243)	$(8)
Net cash provided by financing activities	$5,992	$5,060

Comparison of nine months ended September 30, 2023 and 2022

Operating activities. Net cash used in operating activities of approximately $5.7 million for the nine months ended September 30, 2023 was due primarily to our net loss of approximately $7.1 million offset by adjustments for non-cash items of approximately $2.9 million due to non-cash expenses for share-based compensation and depreciation, and an approximately $1.5 million decrease to cash from changes in working capital due to the timing of payments for accounts receivable, inventory, prepaid expenses, deferred financing costs, long-term prepaid contracts, accounts payable and accrued expenses.

Net cash used in operating activities of approximately $3.4 million for the nine months ended September 30, 2022 was due primarily to our net loss of approximately $4.6 million and offset by adjustments for non-cash items of approximately $0.8 million due to non-cash expenses for share-based compensation and depreciation, and an approximately $0.4 million increase to cash from changes in working capital due to the timing of payments for accounts payable, accrued expenses, prepaid expenses and deferred financing costs.

Investing activities. Net cash used in investing activities included purchases of property, plant and equipment for the nine months ended September 30, 2023 and 2022 representing approximately $11,000 and $8,000, respectively. During the nine months ended September 30, 2023, we invested in a certificate of deposit for $2.5 million that earned $32,000 in interest. We withdrew $1.3 million from the certificate of deposit prior to the maturity date to pay clinical trial related deposits. The certificate of deposit matured in October 2023 with the remaining $1.2 million released from short-term investments into cash and cash equivalents.

Financing activities. Net cash generated from financing activities during the nine months ended September 30, 2023 of approximately $6.0 million consisted of net proceeds received from a private placement transaction that resulted in the issuance of 1,000,967 shares of our common stock at a purchase price of $6.00 per share to a group of investors.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of September 30, 2023.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon the evaluation described above, our principal executive officer and our principal financial and accounting officer have concluded that they believe our disclosure controls and procedures were effective as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial and accounting officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended September 30, 2023. During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

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

Item 5. Other Information

In the three months ended September 30, 2023, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index
3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Registration Statement on Form 10-12B, filed on July 31, 2013, and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as exhibit to the Current Report on Form 8-K, filed on March 31, 2016, and incorporated herein by reference.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as exhibit to the Annual Report on Form 10-K, filed on March 17, 2017, and incorporated herein by reference).

3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock classifying and designating the Series A Junior Participating Cumulative Preferred Stock (previously filed as exhibit to the Registration Statement on Form 8-A, filed on October 31, 2013, and incorporated herein by reference).

3.5	Certificate of Designation of Series B Convertible Preferred Stock classifying and designating the Series B Convertible Preferred Stock (previously filed as an exhibit to the Current Report on Form 8-K, filed on February 12, 2015, and incorporated by reference thereto).

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as exhibit to the Current Report on Form 8-K, filed on April 27, 2017, and incorporated herein by reference).

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock classifying and designating the Series C Convertible Preferred Stock (previously filed as an exhibit to the Current Report on Form 8-K, filed on August 17, 2017, and incorporated by reference thereto).

3.8	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock (previously filed as an exhibit to the Current Report on Form 8-K, filed on August 17, 2017, and incorporated by reference thereto).

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as exhibit to the Current Report on Form 8-K, filed on December 22, 2017, and incorporated herein by reference).

3.10	Certificate of Designations, Preferences, Rights and Limitations of Series D Convertible Preferred Stock classifying and designating the Series D Convertible Preferred Stock (previously filed as an exhibit to the Current Report on Form 8-K, filed on January 3, 2018, and incorporated by reference thereto).

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as exhibit to the Current Report on Form 8-K, filed on May 28, 2019, and incorporated herein by reference).

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Current Report on Form 8-K, filed on July 20, 2023, and incorporated herein by reference).

3.13	Third Amended and Restated Bylaws (previously filed as an exhibit to the Current Report on Form 8-K, filed on July 20, 2023, and incorporated herein by reference).

10.1#

Amendment to Employment Agreement, dated as of July 10, 2023, by and between Biostage, Inc. and Junli He (previously filed as an exhibit to the Current Report on Form 8-K, filed on July 10, 2023, and incorporated herein by reference).

10.2+	Third Amended and Restated Equity Incentive Plan, as amended.

31.1+	Certification of Chief Executive Officer, Director, and Chairman of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Director, and Chairman of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

#	Management contract or compensatory plan or arrangement.

+	Filed herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: November 13, 2023

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

By:	/s/ Junli He
Name:	Junli He
Title:	Chief Executive Officer, Director, and Chairman (principal executive officer)

By:	/s/ Joseph L.Damasio Jr.
Name:	Joseph L. Damasio Jr.
Title:	Chief Financial Officer (principal financial officer)

