Form 10-K
period 2023-12-31
Harvard Apparatus Regenerative Technology, Inc.
filed 2024-03-28
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2023 was approximately $33.8 million based on the closing sale price on that date of $3.65. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

At March 18, 2024, there were 13,947,324 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2024 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, such Proxy Statement is not deemed to be filed as part hereof.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2023

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

Regenerative Biotech

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

Our technology uses mesenchymal stem cells that are retrieved via biopsy from the patient’s abdominal adipose, or fat, tissue prior to surgery. These stem cells are isolated, expanded and then cultured on a tubular scaffold made from extremely thin fibers of polyurethane. The scaffold is then incubated in a customized bioreactor where the stem cells continue to grow and adhere to the fibers of the scaffold. The finished graft is then surgically implanted to replace the resected portion of the damaged organ. Several weeks after surgery, once a conduit has been established, the implanted scaffold is removed using an endoscope. No permanent artificial implant remains in the body.

We conducted the world’s first successful regeneration of the esophagus in a cancer patient in August 2017. This surgery was performed by Dr. Dennis Wigle, Chair of Thoracic Surgery at the Mayo Clinic in a patient requiring reconstruction of his esophagus following the removal of a large tumor in his chest. The results were published in the Journal of Thoracic Oncology Clinical and Research Reports in August 2021. The procedure demonstrated that using Harvard Apparatus Regenerative Technology, Inc.’s, or HRGN’s, technology, we were able to successfully regenerate esophageal tissue, including the mucosal lining, to restore the integrity, continuity and functionality of the esophageal tube.

Based on our successful first-in-human procedure and our preclinical procedures in over 50 pigs, the U.S. Food and Drug Administration, or FDA has approved our Investigational New Drug (IND) application to begin a phase 1 clinical trial for esophageal regeneration. This open-label trial will assess both safety and efficacy in up to ten patients requiring esophageal reconstruction for any reason, including caustic burns, puncture wounds or damage to the esophagus following chemoradiation therapy for esophageal cancer, at up to five U.S. hospitals. We have contracted with IQVIA, a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry, as the contract research organization (CRO) to manage our first clinical trial. We activated two clinical trial sites, the Mayo Clinic and the University of Michigan Medical Center, and started screening patients in the third quarter of 2023. We continue to seek our first eligible patient for enrollment in the trial.

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

Longevity Products

In the second quarter of 2023, our subsidiary in Hong Kong, Harvard Apparatus Regenerative Technology Limited, or Longevity Products, started focusing on sales of longevity products.

Longevity Products plans to include a broad range of products focused on personal healthcare including longevity dietary supplements. The Company started selling longevity supplements through Longevity Products in the third quarter of 2023. These products are marketed to the general public and initially targeted at consumers in the Great China Region through eCommerce (online sales).

Our Pipeline

We believe our organ-regeneration technology has the potential for broad applications in the field of medicine, for the repair or replacement of diseased or damaged organs. We are initially targeting conditions of the esophagus, including traumatic injury, caustic burns, tissue damage following chemoradiation therapy and birth defects. Additional product candidates in our development pipeline are targeted at the reconstruction of the colon and uterus wound repair.

Our Strategy

Our strategy is to develop and advance our pipeline of products, beginning with our lead product for the treatment of esophageal cancer, through clinical development and commercialization. The key elements of our strategy include:

●	Initiate the phase 1 clinical trial for our lead product candidate, the CellspanTM Esophageal Implant (CEI), for the treatment of severe esophageal disease. Based upon our successful initial case of esophageal regeneration and our animal models, the FDA has approved our IND application to commence a clinical trial in up to ten patients. We activated two clinical trial sites, the Mayo Clinic and the University of Michigan Medical Center, and started screening patients in the third quarter of 2023. We continue to seek our first eligible patient for enrollment in the trial.

●	Advance our other pipeline products through clinical development. Based on the establishment of a favorable safety and efficacy profile that we expect to demonstrate in our phase 1 clinical trial for regeneration of the esophagus, we intend to initiate a clinical trial for the treatment of esophageal atresia, a rare birth defect where the esophagus does not fully develop, and the affected infant is unable to swallow food. As we build our safety and efficacy data, we plan to initiate clinical trials in other areas including injury, birth defects and diseases in the colon and other tubular organs that require reconstruction.

●	Develop our technology for use in other life-threatening conditions that have a relatively short time to market. We believe our technology has broad applications to treat organ failure. We intend to develop products focused on life-threatening conditions where current treatments are ineffective, expensive or both. Many organ failures are orphan diseases, and we have orphan drug designations from the FDA on our product candidates for severe disease in the esophagus. We believe that developing products for such conditions will require smaller clinical trials and an overall less expensive development pathway than developing treatments for less severe conditions.

●	Pursue development pathways in international markets. In addition to the U.S., we intend to pursue regulatory approval for our products in several key international markets, including China, Europe and the U.K. Many of the conditions we are targeting have significantly higher patient populations in foreign countries than in the U.S., thereby making them attractive commercial markets. We intend to engage foreign health regulatory bodies to develop clinical and regulatory strategies to gain international approvals. In addition, we have received Orphan Drug Designation from the European Medicines Agency (EMA) for the use of our CEI for esophageal atresia.

●	Collaborate with leading medical and research institutions to develop our products and build awareness. We intend to continue to collaborate with thought-leading medical institutions as we continue clinical development of our products and ultimately reach commercialization. We currently have a co-development initiative with the Mayo Clinic, Connecticut Children’s Medical Center, Yale University and the McGowan Institute for Regenerative Medicine at the University of Pittsburgh. We intend to build additional partnerships and collaborations with leading institutions that we believe will help to drive awareness of our products and increase the likelihood of market adoption.

The Problem

According to the American Cancer Society, every year approximately 17,000 Americans are diagnosed with esophageal cancer and approximately 15,000 of these diagnosed patients die from it. A year after being diagnosed with esophageal cancer, 50% of patients die. After five years, 80% of these patients die. According to the World Health Organization’s International Agency for Research on Cancer, every year, there are more than 600,000 patients diagnosed with esophageal cancer worldwide.

A current treatment option for patients with esophageal cancer is to receive neoadjuvant therapy which can include definitive chemoradiation treatment. In many cases definitive chemoradiation treatment causes damage to the esophagus leading to severe strictures (constrictions that close the throat and prevent swallowing) or fistulas (holes in the tissue). The current treatment for the removal of the diseased part of the esophagus following chemoradiation is to surgically remove the entire esophagus in a surgical procedure called an esophagectomy. The gap left by the removal of the diseased part of the esophagus is then repaired using one of two difficult and expensive surgeries, both of which have frequent and significant complications. The first type of surgery is gastric pull-up. In this surgery, the patient’s stomach is reshaped into a tube and pulled up from the abdomen into the chest to connect to the top of the esophagus. With gastric pull-up, the patient no longer has a stomach with which to digest food. In the second type of surgery, termed colonic interposition, a piece of the patient’s bowel is cut out and used to bridge the gap where the diseased esophagus was removed. With colonic interposition, the patient often has insufficient intestine to digest food properly. Both surgical procedures have high rates of complications such as damage to the lungs and infections caused by leakage of stomach acids into the chest. Even with these surgical treatments, esophageal cancer is one of the deadliest forms of cancer.

In addition to cancer, there are other injuries to the esophagus such as fistulas (holes), injuries caused by the accidental ingestion of acids and alkalis, and birth defects. These are all difficult to treat surgically and often have significant long-term complications.

Hence, there is an enormous need for, and a huge market for, a better treatment for cancer, injuries, and birth defects of the esophagus.

Our Solution –Organ-Regeneration Technology

Our organ-regeneration technology uses a patient’s own stem cells seeded on a temporary scaffold to regrow and restore their damaged organ. We believe our technology has numerous advantages over other attempts to restore organ function because our implant is not a transplant of a human-donor or animal organ. It is also not a piece of one of the patient’s other organs, and it is not an artificial implant that remains permanently in the body. Rather, our implants will allow the patient to regenerate their own organ inside their own body.

Our esophageal implant consists of a hollow, tubular scaffold consisting of a thin polyurethane fiber mesh that is formed in the shape of the damaged section of the organ. This scaffold is then placed into a customized bioreactor and seeded with the patient’s own mesenchymal stem cells which are obtained a few weeks before surgery through a biopsy of adipose (fat) tissue from the patient’s abdomen. The stem cells are isolated and expanded and then seeded onto the tubular scaffold for incubation and further cell expansion. During several days of incubation in our bioreactor, the stem cells attach to and grow into the outer 25% of the scaffold. The stem cell-seeded scaffold is then surgically implanted into the patient to bridge the gap created where the diseased or damaged part of the esophagus was removed.

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

Our Technology Platform: How the Esophageal Implant Works

The bioreactor and scaffold are made in our clean-room facilities in Holliston, Massachusetts and the cell seeding is performed at the FDA-approved, clinical-grade human cell culture facility at the University of Texas Medical Branch.

Our manufacturing process for the bioreactors and scaffolds has been approved by the FDA for the clinical trial. Based on expected FDA inspections, additional development may be necessary for product approval.

For our scaffolds, our primary materials are medical-grade plastic resins and solvents used to liquefy the resins in our manufacturing process. These materials are readily available from a variety of suppliers and do not currently represent a large proportion of our total costs. For our automatic cell seeding device and bioreactors, we perform final assembly and testing of components that we buy from third parties like machine shops, parts distributors, molding facilities and printed circuit board manufacturers. These manufacturing operations are performed primarily at our Holliston, Massachusetts headquarters.

Advantages of the Esophageal Implant

Compared with the current standard of care procedures for esophageal cancer patients - gastric pull-up or colonic interposition, our esophageal implant offers the following major advantages:

●	Patients can avoid the frequently life-threatening complications of either gastric pull up or colonic interposition surgery;
●	Autologous stem cells eliminate the risk of immune system rejection;
●	The procedure does not require the sacrifice of the patient’s stomach or colon, so those organs remain intact and function accordingly;
●	It leaves no permanent implant or artificial structure in the body. Permanent implants can lead to long-term complications, including infection, which can lead to further surgical procedures including removal;
●	Patients can remain on a reasonable diet after a procedure with our esophageal implant.

We believe that these significant medical advantages will lead to strong demand from patients and doctors for our esophageal implant. Additionally, we believe that it will receive a favorable reimbursement profile from payors and insurance companies because of the high cost and complications associated with alternative procedures.

First-In-Human Use of the Esophageal Implant and Scientific Proof of Esophageal Regeneration

On August 7, 2017, we announced the use of our esophageal implant in a patient at the Mayo Clinic via an FDA-approved single-use expanded access, or compassionate use, application. The patient was a 75-year-old male with a life-threatening cancerous mass in his chest that spanned his heart, a lung, and his esophagus. The surgery was performed by Dr. Dennis Wigle, Chair of Thoracic Surgery. In order to remove the tumor, a portion of the heart was removed and repaired with a pericardial patch, a portion of the lung was removed, a portion of the vena cava was repaired with a Gortex vascular graft, and a segment of the esophagus was removed and repaired with our CEI. The patient’s surgeon informed us at that time that the surgery was successful, and the patient was discharged from the hospital 42 days after implantation. The scaffold and stent were removed on day 104 after implantation.

In February 2018, the surgeon informed us that the patient had died after living approximately eight months after surgery. The surgeon stated that the cause of death was due to a stroke, and that the stroke was unrelated to the esophageal implant. The surgeon also informed us that a preliminary autopsy had shown that the esophageal implant resulted in a regenerated esophageal tube in the patient, except for a very small (approximately 5mm) hole outside the implant zone. The small hole was believed to be caused by abrasion from the Gortex graft used to repair the vena cava. The surgeon also informed us that the esophageal regeneration in this patient was consistent with the regeneration previously observed in our pig studies.

The results were published in the Journal of Thoracic Oncology Clinical and Research Reports in August 2021. The photographs below, taken from the paper, show the explanted esophagus from this procedure. The image on the left is the actual esophagus. The results from this study, in combination with previously published results of esophageal regeneration using the CEI tissue-engineered graft 1,2 confirms that the regeneration process is reproducible in humans. In addition, the data presented confirms that epithelial regeneration occurs during the initial wave of tissue regeneration and is typically complete by 3 months post-implantation.

1 La Francesca S, et al (2018). Long-term regeneration and remodeling of the pig esophagus after circumferential resection using a retrievable synthetic scaffold carrying autologous cells. Sci Rep.; 8:4123.

2 Sundaram, S, et. al. (2022). Esophageal Regeneration following Surgical Implantation of a Tissue Engineered Esophageal Implant in a Pediatric Model. NPJ Regen Med 7:1.

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

The images on the righthand side are photographs taken under a microscope to show the characteristics of the newly formed tissue extending from the native tissue through a transition zone where the regeneration of the muscle layer begins and then into the center of the implant. The native tissue has multiple layers composed of different cell types, including the mucosal layer on the lumenal surface, a submucosa composed of connective tissue and smooth muscle cells and the muscular adventitia composed of smooth and striated muscle (brown staining structures in the right most actin, α-SMA). In the right most panels, the brown coloration along the left side of the images shows a continuous line of muscles running up the regenerated esophagus (arrows). These muscles are the muscularis mucosae which contract to eject mucous into the esophagus. This mucosal lining is essential to the long-term survival of the patient because it both lubricates the esophagus to allow food to be swallowed and provides a barrier to infection. This mucosal lining was seen at three months in both the human patient and in our pig models.

In this patient we saw the development of a tube comprised of the patient’s own tissue within one month, and the development of the mucosal lining within three months. In pig models we have observed a similar regeneration process with the development of a tube within one month and the development of the mucosal lining within three months. In our clinical trial, the primary endpoint is the development of the tube of the patient’s tissue within three months and one of the secondary endpoints is the development of the mucosal lining within twelve months.

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

This image shows an esophagus explanted from a pig 90 days after our esophageal implant was implanted. The implant zone is visually almost identical to the native tissue to the left and right of it. We note the regeneration of the interior surface of the esophagus and the regeneration of the surrounding tissue that is visible in red at the top of the red box. The red color of the surrounding tissue indicates the presence of a healthy blood supply. We note further the glossy, reflective coating on the inside of the esophagus. This is evidence of the mucosal lining which is essential to the long-term survival of the patient. This mucosal lining was seen at three months in the pigs and was also observed in the human patient. The investigators concluded that at one year it was difficult to distinguish neo-tissue versus the native tissue.

Current Phase 1 Clinical Trial

Based on both the successful in-human procedure at the Mayo Clinic and our extensive large animal research, the FDA has approved our Investigational New Drug application to commence our clinical trial. The trial will be a ten-patient phase 1 trial, in up to five hospitals in the U.S. and is designed to measure both the safety and efficacy of our product candidate in the patient population. Enrollment criteria includes any patient that requires removal of a part of the esophagus that is up to six centimeters long for any medical reason. We expect enrolled patients to include esophageal cancer patients, post-neoadjuvant chemoradiation therapy, but we may enroll patients with other esophageal conditions that require reconstruction and regeneration. We activated two clinical trial sites, the Mayo Clinic and the University of Michigan Medical Center, and started screening patients in the third quarter of 2023. We continue to seek our first eligible patient for enrollment in the trial.

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

Based on the FDA’s approval of our clinical trial for any condition that requires removal of part of the esophagus, we believe that we are able to pursue the treatment of multiple diseases, injuries or birth defects with a single clinical trial. As a result, we believe that this clinical trial will advance the Cellspan Esophageal Implant for numerous indications with the possibility of treating esophageal damage due to cancer, Barrett’s esophagus, fistulas, traumatic and potentially long-term complications from birth defects in the esophagus. Compared to developing treatments for a single underlying medical condition, we believe that addressing multiple medical conditions in a single clinical trial has the potential to significantly reduce our costs to expand the market for our products.

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

This research also utilized post-surgical techniques that closely mimic the hospital care that human infants undergo to treat esophageal atresia. These techniques included non-invasive CT imaging of the regenerated tissue, parenteral feeding via a G tube which are normally used to feed human infants after surgeries in the gastro-intestinal tract as well as endoscopy using a pediatric endoscope.

Clinical Pathway

We believe that this study laid both the scientific and clinical groundwork for treating babies with birth defects in the esophagus with the Cellspan Esophageal Implant. The FDA approval for the clinical trial allows us to treat children once we have established safety in adult patients in the phase 1 clinical trial. Once we have established the safety of the implant in adults, we expect to recruit children into a clinical trial for esophageal atresia.

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

Our Strategy

Our strategy is to develop and advance our pipeline of products, beginning with our lead product for the treatment of esophageal cancer, through clinical development and commercialization. The key elements of our strategy include:

●	Initiate the phase 1 clinical trial for our lead esophageal implant product candidate for the treatment of severe esophageal disease. Based upon our successful initial case of esophageal regeneration and our animal models, the FDA has approved our IND application to commence a clinical trial in up to ten patients. We activated two clinical trial sites, the Mayo Clinic and the University of Michigan Medical Center, and started screening patients in the third quarter of 2023. We continue to seek our first eligible patient for enrollment in the trial.

●	Advance our other pipeline products through clinical development. Based on the establishment of a favorable safety and efficacy profile that we expect to demonstrate in our phase 1 clinical trial for regeneration of the esophagus, we intend to initiate a clinical trial for the treatment of esophageal atresia, a rare birth defect. As we build our safety and efficacy data, we plan to initiate clinical trials in other areas following the demonstration of efficacy in animal models, including colon resection and the prevention of intrauterine adhesions.

●	Develop our technology for use in other life-threatening conditions that have a relatively shorter time to market. We intend to develop products focused on life-threatening conditions where current treatments are ineffective, expensive or both. Many organ failures are orphan diseases, and we have orphan drug designations from the FDA on our product candidates for severe disease in both the esophagus and the colon. We believe that developing products for such conditions will require smaller clinical trials and an overall less expensive development pathway than developing treatments for less severe conditions.

●	Pursue development pathways in international markets. In addition to the U.S., we intend to pursue regulatory approval for our products in several key international markets, including China, Europe and the U.K. Many of the conditions we are targeting, have significantly higher patient populations in foreign countries than in the U.S., thereby making them attractive commercial markets. We intend to engage foreign health regulatory bodies to develop clinical and regulatory strategies to gain international approvals.

●	Collaborate with leading medical and research institutions to develop our products and build awareness. We intend to continue to collaborate with thought-leading medical institutions as we continue clinical development of our products and ultimately reach commercialization. We currently have a co-development initiative with the Mayo Clinic and with the Connecticut Children’s Medical Center. We intend to build additional partnerships and collaborations with leading institutions that we believe will help to drive awareness of our products and increase the likelihood of market adoption.

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

Our technology is protected by thirteen issued U.S. patents (including patents on the bioreactor, the structure of the scaffold and the retrievable nature of the scaffold), two Orphan-Drug Designations from the FDA, both of which confer seven years of exclusivity in addition to protection offered by the patents, and our first-mover advantage which allows us to improve the standard of care. Potential competitors would now have to improve upon our new standard of care rather than just improve on the existing standard of care in order to get their product candidates approved by the FDA. In addition, our patent claims cover patches as well as tubular structures. We intend to develop patches for the repair of tubular organs as well as solid organs.

See the “Intellectual Property, Licenses and Related Agreements” section below for more details.

Additional Targeted Diseases

Targeted Diseases

According to the World Health Organization, or WHO, International Agency for Research on Cancer’s Global Cancer Observatory database, worldwide there were over 600,000 cases of esophageal cancer in 2020. There are over one million cases of colon cancer. The following are the approximate case counts by certain geographic region pertaining to the cancers noted below:

	Case Count by Geography
Cancer Type	USA	China	Japan	Europe	ROW	Worldwide
Esophagus Adults	18,309	324,422	26,262	52,993	182,114	604,100
Colon	101,809	306,078	96,781	325,335	318,512	1,148,515
Total	120,118	630,500	123,043	378,328	500,626	1,752,615

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

Esophageal Disease

Esophageal cancer is one of the deadliest types of cancer. According to the American Cancer Society, there are approximately 17,000 new diagnoses of esophageal cancer in the U.S. each year, and there are more than 15,000 deaths. Typically, a year after diagnosis with esophageal cancer, 50% of patients die and after 5 years, 80% die.

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

Pediatric Esophageal Atresia

According to the Centers for Disease Control and Prevention (CDC), each year it is estimated that approximately 4,100 children in the U.S. are born with a congenital birth defect known as esophageal atresia. Esophageal atresia is a condition where an infant is born with an esophagus that does not extend completely from the mouth to the stomach. When a long segment of the esophagus is lacking, the current standard of care is a series of surgical procedures where sutures are applied to both ends of the esophagus in an attempt to stretch them and pull them together so they can be surgically connected at a later date.

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

Colon Cancer

Based on input from our Scientific Advisory Board, which includes certain well-known surgeons in the field of regenerative medicine, we are planning to research regenerating other parts of the gastro-intestinal tract such as the small intestine and colon. All these organs require replacement when they are damaged by cancer, injury, and birth defects. There are over one million patients diagnosed with colon cancer every year.

Infertility

Asherman’s Syndrome is a rare, acquired gynecologic condition resulting from the buildup of scar tissue and intrauterine adhesions (IUA). IUA occur primarily after a dilation and curettage (D&C) procedure for elective termination of pregnancy, a missed or incomplete miscarriage, or to treat a retained placenta after delivery. IUA can go undetected, but in many cases can lead to altered menstrual cycles (hypomenorrhea) and can ultimately lead to infertility It is estimated that up to 30% women of reproductive age (15-49 years) in the US that undergo elective pregnancy termination will develop IUA. Based on the CDC recorded number of elective pregnancy termination of over 600,000 per year3, the incidence of Asherman’s syndrome in the US is estimated to be in excess of 100,000 women in ages 15-49. We are currently evaluating our technology to prevent IUA in an animal model of IUA with a prominent laboratory and Chief of Obstetrics and Gynecology.

3 Data and Statistics - Reproductive Health | CDC

Our History

We were incorporated under the laws of the State of Delaware on May 3, 2012 as a wholly-owned subsidiary of Harvard Bioscience, Inc., or Harvard Bioscience, to provide a means for separating its regenerative medicine business from its other businesses. Harvard Bioscience decided to separate its regenerative medicine business into our company, a separate corporate entity, or the Separation, and it spun off its interest in our business to its stockholders in November 2013. Since the Separation we have been a separately traded public company and Harvard Bioscience has not controlled our operations. Following the Separation, we continued to innovate our bioreactors based on our physiology expertise, we developed our materials science capabilities and we investigated and developed a synthetic tracheal  scaffold. By that time, we had built and staffed cell biology laboratories at our Holliston facility, to give ourselves the ability to perform and control our scientific investigation and developments internally. At that point, we began the second phase of our company’s development.

In mid-2014, we increased the pace of our scientifically based internal analysis and development of our first-generation tracheal implant product candidate, the HART-Trachea . From large-animal studies conducted thereafter we found that the product candidate elicited an unfavorable inflammatory response after implantation, which required additional development and testing. These requirements extended our expectations regarding our regulatory milestones, and we announced the additional testing and extended milestone expectations in January 2015. During 2015 we isolated and tested all major variables of the organ scaffold and the cell source and protocols, examining the effects of alternatives against the then-existing product approach. Through extensive in vitro preclinical studies, and small-animal and large-animal studies, we made dramatic improvements, and discovered that the mechanism of action of our current approach was very different from our hypothesis regarding that of the first-generation product candidate. Our technology uses a different scaffold material and microstructure, a different source and concentration of the patient’s cells and several other changes from our earlier trachea initiative. These changes resulted in a scaffold that was temporary and could be removed via the mouth in an endoscopic procedure that did not require major surgery in the chest. The temporary nature of the scaffold reduces the risk of long-term complications that can arise from permanent implants such as those from hernia meshes and breast implants.

Clinical Trials

The FDA has approved our first clinical trial.

Based on both the successful human experience at the Mayo Clinic, and our extensive large-animal research (we have performed surgeries on over 50 pigs including for both adult and pediatric diseases), the FDA has approved our clinical trial. The trial will be a 10-patient phase 1 trial that measures both the safety and efficacy of our product candidate in the patient population. This clinical trial is for any patient that requires removal of a part of the esophagus that is less than 6cm long for any reason. The primary endpoint in the trial is the establishment of a continuous biological neo-conduit, or tube, by three months. In the human patient, this tube was seen in one month. In our pig research, we have seen the formation of a conduit by one month and sometimes by 14 days. One of the secondary endpoints will be the development of a mucosal lining in the esophagus by 12 months or earlier. In the one human patient treated so far, this mucosal lining was seen at three months. In our pig research, we have seen this mucosal lining in three months.

Establishing a safety profile in our current adult clinical trial will allow us to submit an IND for using our technology to treat esophageal atresia in the pediatric population.

Our esophageal implant will not be tested for safety on healthy volunteers (the usual goal of a phase 1 trial) or for dose-response and maximum-tolerated dose (the usual goals of a phase 2 trial). Measuring safety and efficacy in the patient population is normally the goal of a phase 3 clinical trial. Hence, our approved trial is more similar to a small phase 3 clinical trial than a typical first clinical trial. We expect to add patients to this clinical trial, including in Europe and China until we have sufficient data to gain approval.

Unlike the normal drug discovery process, which assesses a drug for its ability to treat a single disease, we can pursue multiple diseases with a single clinical trial. This is because any medical condition that requires the removal of part of the esophagus can be repaired with our esophageal implant. It does not matter that the need to surgically remove part of the esophagus is caused by esophageal cancer, Barrett esophagus (damage to the lower esophagus caused by the reflux of stomach acids into the esophagus), a fistula (a hole in the esophagus), a birth defect, or a wound or injury to the esophagus. Our esophageal implant can be used to treat any of these conditions. Because of this, we believe that the available market in treating the esophagus to be far larger than that for treating esophageal cancer alone. In addition, we can access that large patient population without having to conduct a new clinical trial for each underlying medical condition. Compared to the development of new drugs, this greatly reduces our costs to expand the market size for our products.

We intend to request Fast Track status, Breakthrough Therapy designation, Regenerative Medicine Advanced Therapy, or RMAT, designation, Accelerated Approval, Priority Review and a Priority Review Voucher from the FDA. There are many benefits of such designations, including reduced costs and faster times to market. Please refer to the Regulatory Strategy section for more details.

Our first clinical trial is in the U.S. for patients with cancer, injury, or birth defects in the esophagus. However, there are far more patients with these conditions in Europe and Asia than there are in the U.S. For this reason, we intend to expand our clinical trial to include patients in Europe and Asia and to seek regulatory approval in those countries as well.

In addition to having large patient populations, for product candidates like ours, both the European Union, or E.U., and some countries in Asia allow for “conditional approval”. Conditional approval is country specific but, in general, it would allow us to market our products, and obtain revenue from the sales of the respective product, after successful phase 2 clinical trial results. Conditional approval is granted subject to the regulatory authority being able to rescind the approval if something goes wrong as more patients get treated. Hence, it is possible that we could see revenue in either Asia or the E.U. before we see revenue in the U.S.

Research and Development

Our primary research and development activities are focused in three areas: materials science, cell biology and engineering. In materials science, we focus on designing and testing biocompatible organ scaffolds, testing the structural integrity and the cellularization capacities of the scaffolds. In cell biology, we focus on developing and testing isolation and expansion protocols, cell characterization and cell fate studies, investigating the effects of various cell types and concentrations, evaluating the biocompatibility of scaffolds, experimenting with different cell seeding methodologies, and developing protocols for implantation experiments. Our engineering group supports the materials science and cell biology groups across an array of their activities, i.e. designing, engineering and making our proprietary bioreactors and automatic cell seeding device. All three of our research and development groups combine to plan and execute our in vitro studies. A fundamental part of our research and development effort in developing our technology has been dedicated to the discovery and development of small and large-animal model studies.

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

We incurred approximately $3.1 million and $1.7 million of research and development expenses in 2023 and 2022, respectively. As we have not yet applied for or received regulatory approval to market any clinical products, no amount of these research and development costs have been passed on to our customers.

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

For our scaffolds, our primary materials are medical-grade plastic resins and solvents used to liquefy the resins in our manufacturing process. These materials are readily available from a variety of suppliers and do not currently represent a large proportion of our total costs. For our automatic cell-seeding device and bioreactors, we perform final assembly and testing of components that we buy from third parties like machine shops, parts distributors, molding facilities and printed circuit board manufacturers. These manufacturing operations are performed primarily at our Holliston, Massachusetts headquarters.

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

Intellectual Property, Licenses, and Related Agreements

We have thirteen issued U.S. patents that cover the bioreactor, the scaffold, and the surgical procedure. The patent claims cover the use of synthetic scaffolds for any use in the gastro-intestinal tract and the airways. These patents include the claim of having a removable scaffold. The patent claims cover patches as well as tubes. We intend to research the patch-based approach to treat damage to solid organs. We also have two issued patents in China, one patent issued in Japan, two patents issued in Europe, two U.S. orphan-drug designations which can provide seven years of market exclusivity in the U.S. market after market approval from the FDA and 1 EMA orphan drug designation, which can provide ten years of market exclusivity in the European market after market approval from the EMA. There are numerous other filings pending. We expect these patents to provide protection into the mid to late 2030’s.

Sublicense Agreement with Harvard Bioscience

We own the right to use the brand name “Harvard Apparatus Regenerative Technology” in the medical sciences field under a license agreement with Harvard University via a sublicense from Harvard Bioscience. Harvard Bioscience’s right to use the name arises from a license agreement, effective December 19, 2002, between it and the President and Fellows of Harvard University. Harvard Bioscience began at Harvard University in 1903 as Harvard Apparatus and has a license to the name Harvard Apparatus in research and industrial fields. Our right to use the name in the medical field arises from the sublicense signed when Harvard Apparatus Regenerative Technology was separated from Harvard Bioscience in 2013 (as more fully described below). Harvard Bioscience delegated its right to use the name in the medical field to us and Harvard Bioscience has no right to use the Harvard mark in the medical field. We intend to use this brand name on our products in the future. We do not have the right to use the Harvard or Harvard Apparatus marks alone but only as Harvard Apparatus Regenerative Technology. We believe we are the only licensee of the Harvard name in the medical products’ field. This license is perpetual, worldwide and royalty-free. There are restrictions on our use of the name such as not using it in the color crimson and not using it in a serifed font. We currently have no affiliation with Harvard University.

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

The Creating Hope Reauthorization Act, which was received in the Senate on September 30, 2020, proposes to replace those cutoffs with “September 30, 2024” and “September 30, 2026”, respectively, thus extending the authorized period for RPD designation and granting of RPD priority review vouchers from the 21st Century Cures Act by four years. We cannot be certain that this extension will be granted.

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

Employees and Human Capital Resources

As of December 31, 2023, our consolidated business employed 18 individuals. Our employees are located in the U.S. and Asia and the laws regarding employee relationships are different by jurisdiction. None of our employees are unionized. In general, we consider our relations with our employees to be good. Our employees are highly skilled, and many hold advanced degrees. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees. We have taken proactive steps throughout the COVID-19 pandemic to protect the health and safety of our employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

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

Information about our Executive Officers

The following table shows information about our executive officers as of March 18, 2024:

Name	Age	Position(s)
Junli (Jerry) He	49	Chief Executive Officer
Hong Yu	51	President
Dr. William Fodor	65	Chief Scientific Officer
Joseph Damasio, Jr.	49	Chief Financial Officer

Junli (Jerry) He – Chairman and Chief Executive Officer

Mr. He was appointed as our Chairman and Chief Executive Officer (CEO) on March 1, 2023. He has served as a member of our Board of Directors since September 1, 2021. Mr. He serves as the Executive Vice Chairman of Bright Scholar Holdings and has been in that position since January 2019. Prior to the promotion, Mr. He had served as the CEO of Bright Scholar. Prior to joining Bright Scholar, Mr. He was a Managing Director at Tstone Corp, and served as Chief Financial Officer, CEO and a director of Noah Education Holdings Ltd., a former NYSE listed private education services provider in China. Mr. He was a portfolio manager at Morgan Stanley Global Wealth Management from June 2008 to June 2009 and was employed by Bear Stearns from November 2006 to May 2008. Mr. He obtained a bachelor’s degree in science from Peking University and an M.B.A. with Honors from the University of Chicago, Booth School of Business. Mr. He is also a Certified Financial Analyst (CFA) charter holder.

Hong Yu, BS, MS, CFA – President

Mr. Yu has served as our President since May 31, 2018 and has raised over $20 million in capital for Harvard Apparatus Regenerative Technology. Mr. Yu is a seasoned executive with extensive experience in fundraising, strategic analytics, wealth management, and investment research. Prior to Harvard Apparatus Regenerative Technology, Mr. Yu was a Senior Vice President at Bank of America, where he was employed for nearly 20 years. During his career, Mr. Yu has developed an expertise in matching emerging companies with cross-border investors. Mr. Yu holds a B.S. degree from Peking University (Beijing, China), and a M.S. degree from University of Illinois (Chicago, IL). Mr. Yu is a Chartered Financial Analyst.

Dr. William Fodor – Chief Scientific Officer

Dr. William Fodor has served as our Chief Scientific Officer since July 2017. On July 2, 2018, Dr. Fodor became an employee of Harvard Apparatus Regenerative Technology after serving as a consultant to the Company. Dr. Fodor was a founding scientist at Alexion Pharmaceuticals, where he served as an executive management team member and Senior Director of the Cell/Tissue Engineering, Transgenic Animal and Transplant Programs. He has also served as an Associate Professor at the University of Connecticut Department of Molecular Cell Biology and the Center for Regenerative Biology, extending research areas into stem cells and cell engineering. Dr. Fodor was Senior Director of Product Development at ViaCell Inc., leading programs in hematopoietic stem cell process development and manufacturing, mesenchymal stem cell basic research and manufacturing for cardiac repair and pancreatic stem cell research. He was a consultant for the biotechnology industry, serving clients in stem cell research, gene therapy, stem cell manufacturing and stem cell genome engineering. Dr. Fodor has expertise in programs targeting transplant immunology, hematopoiesis, cardiac repair, stem cell potency, gene therapy for liver diseases, tissue engineering, design and oversight of pre-clinical non-Good Laboratory Practices (GLP) and GLP animal models and IND Applications (Pre-clinical and Chemistry, Manufacturing and Control (CMC) Modules). Dr. Fodor earned a PhD. In genetics from Ohio State University. He completed post-doctoral work at Yale University School of Medicine in the department of immunobiology, investigating the regulation of Major histocompatibility complex (MHC) class I and MHC class II genes in the histocompatibility complex.

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

Available Information and Website

Our website address is www.hregen.com. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and exhibits and amendments to those reports filed or furnished with the Securities and Exchange Commission, or SEC, pursuant to Section 13(a) of the Exchange Act are available for review on our website and the SEC website at www.sec.gov. Any such materials that we file with, or furnish to, the SEC in the future will be available on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

●	Our audited financial statements for the year ended December 31, 2023 contain a going concern qualification. Our financial status creates doubt whether we will continue as a going concern. We will need additional funds in the near future and our operations will be adversely affected if we are unable to obtain needed funding.
●	We have generated an insignificant amount of revenue from commercial operations to date and have an accumulated deficit. We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.
●	The COVID-19 pandemic could continue to adversely impact our business, including clinical trials.
●	Our product candidates are in an early stage of development. If we are unable to develop or market any of our product candidates, our financial condition will be negatively affected, and we may have to curtail or cease our operations.
●	Our product candidates will subject us to liability exposure.
●	The results of our clinical trials or pre-clinical development efforts may not support our product candidates claims or may result in the discovery of adverse side effects.
●	If we fail to obtain, or experience significant delays in obtaining, regulatory approvals in the U.S., China or the E.U. for our product candidates, including those for the esophagus and airways, or are unable to maintain such clearances or approvals for our product candidates, our ability to commercially distribute and market these products would be adversely impacted.
●	Even if our product candidates are cleared or approved by regulatory authorities, if we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our product candidates, these product candidates could be subject to restrictions or withdrawal from the market.
●	General market conditions, including the effects of Russia’s invasion of Ukraine and attendant economic sanctions, high inflation, and rising interest rates as well as the effects of laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (CFIUS), and other agencies and related regulations, including the Foreign Investment Risk Review Modernization Act (FIRRMA), adopted in August 2018, may make it difficult for us to seek financing from the capital markets.
●	Our principal stockholders hold a significant percentage of our voting power and will be able to exert significant control over us.
●	We do not intend to pay cash dividends on our common stock.

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

Risks Relating to Our Financial Position, Need for Capital and Operating Risks

Our audited financial statements for the year ended December 31, 2023 contain a going concern qualification. Our financial status creates doubt whether we will continue as a going concern. We will need additional funds in the near future and our operations will be adversely affected if we are unable to obtain needed funding.

We ended the year 2023 with approximately $0.4 million of operating cash on-hand and received debt financing of $0.5 million in gross proceeds subsequent to December 31, 2023 and will need to raise additional capital in the first quarter and beyond to fund operations. If we do not raise additional capital from outside sources during the first quarter of 2024, we may be forced to further curtail or cease our operations. Based on these circumstances, our ability to continue as a going concern is at risk and our independent registered public accounting firm included a “going concern” explanatory paragraph as to our ability to continue as a going concern in their audit report dated March 28, 2024, included in this Form 10-K. Our cash requirements and cash resources will vary significantly depending upon the timing, and the financial and other resources that will be required to complete ongoing development and pre-clinical and clinical testing of our product candidates, regulatory efforts and collaborative arrangements necessary for our product candidates that are currently under development. In addition to development and other costs, we expect to incur capital expenditures from time to time. These capital expenditures will be influenced by our regulatory compliance efforts, our success, if any, at developing collaborative arrangements with strategic partners, our needs for additional facilities and capital equipment and the growth, if any, of our business in general. We will require additional funding to continue our anticipated operations and support our capital and operating needs. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. In addition, general market conditions, including the effects of Russia’s invasion of Ukraine and attendant economic sanctions, high inflation, rising interest rates and the COVID-19 pandemic on financial markets, as well as the effects of laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (CFIUS), and other agencies and related regulations, including the Foreign Investment Risk Review Modernization Act (FIRRMA), adopted in August 2018, may make it difficult for us to seek financing from the capital markets.

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

We have generated insignificant revenues to date, and we have generated no revenues from sales of any clinical product candidates, and, as of December 31, 2023, we had an accumulated deficit of approximately $92.0 million. We expect to continue to experience losses in the foreseeable future due to our limited anticipated revenues and significant anticipated expenses. We do not anticipate that we will achieve meaningful revenues for the foreseeable future. In addition, we expect that we will continue to incur significant operating expenses as we continue to focus on additional research and development, preclinical testing, clinical testing and regulatory review and/or approvals of our product candidates and technologies. As a result, we cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

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

Our success is highly dependent on the continued services of key management, technical and scientific personnel and collaborators. Our management and other employees may voluntarily terminate their employment at any time upon short notice. The loss of the services of any member of our senior management team, including our Chief Executive Officer Jerry He, our President Hong Yu, our Chief Scientific Officer Dr. William Fodor, and our Chief Financial Officer Joseph Damasio, and our other key scientific, technical and management personnel, may significantly delay or prevent the achievement of product development and other business objectives. We can give no assurance that we could find satisfactory replacements for our current and future key scientific and management employees, including recently terminated executives, on terms that would not be unduly expensive or burdensome to us.

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

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	we or any collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent applications will not lead to issued patents;
●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and
●	we may not develop additional proprietary technologies that are patentable.

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

Cyber-attacks or other failures in telecommunications or information technology systems and deficiency in our, or those of third parties upon which we rely, cybersecurity could result in information theft, data corruption and significant disruption of our business operations.

In the ordinary course of business, we and the third parties upon which we rely and may process proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability conduct our research and development programs and our clinical trials. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks and deep fakes, which may be increasingly more difficult to identify as fake), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, disruption of clinical trials, loss of sensitive data (including data related to clinical trials), loss of income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside of our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We may rely on third- party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of information technology infrastructure, cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, CROs for managing clinical trial data, and other functions. We may also rely on third-party service providers to provide other products, services, parts, or otherwise operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, the liability of such third party may be limited such that any award may be insufficient to cover our damages, or we may be unable to recover any such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

We may expend significant resources or modify certain of our business activities (which could include our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have established physical, electronic and organizational security measures designed to safeguard and secure our systems against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information technology systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.

Vulnerabilities could be exploited and result in a security incident. Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class-action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

We currently do not have regulatory approval to market any of our implant product candidates, including those for the esophagus, colon, and uterus. Our product candidates are subject to rigorous regulation by the FDA, and numerous other federal and state governmental authorities in the U.S., as well as foreign governmental authorities. In the U.S., the FDA permits commercial distribution of new medical products only after approval of a Premarket Approval, or PMA, New Drug Application, or NDA, or BLA, unless the product is specifically exempt from those requirements. A PMA, NDA or BLA must be supported by extensive data, including, but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the product for its intended use. There are similar approval processes in China, the E.U. and other foreign jurisdictions. Our failure to receive or obtain such clearances or approvals on a timely basis or at all would have an adverse effect on our results of operations.

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

In the E.U., our esophagus product candidate will likely be regulated as a combined advanced therapy medicinal product and our other product candidates, including for the colon and uterus, may also be viewed as advanced therapy medicinal products, which could delay approvals and clearances and increase costs of obtaining such approvals and clearances.

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

Economic, political and other risks associated with our international operations could adversely affect our revenues and international growth prospects.

The Company started selling longevity supplements through Longevity Products in the third quarter of 2023. These products are marketed to the general public and initially targeted at consumers in the Great China Region through eCommerce (online sales).

Longevity Products plans to include a broad range of products focused on personal healthcare including longevity dietary supplements. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will amplify the effects of these risks, which include, among others:

●	political and economic instability of foreign markets;
●	foreign governments’ restrictive trade policies or the impact of trade tensions amongst nations;
●	inconsistent product regulation or sudden policy changes by foreign agencies or governments;
●	the imposition of, or increase in, duties, taxes, government royalties or non-tariff trade barriers;
●	difficulty in collecting international accounts receivable and potentially longer payment cycles;
●	difficulty of enforcing contractual obligations of foreign partners;
●	increased costs in maintaining international marketing efforts;
●	problems entering international markets with different cultural bases and consumer preferences;
●	compliance with foreign regulatory requirements such as the General Data Protection Regulation (GDPR), domestic laws and regulations applicable to international operations, such as the Foreign Corrupt Practices Act and regulations promulgated by the Office of Foreign Asset Control, as well as regulatory laws, regulations and restrictions that may impact or target dietary supplement retailers and manufacturers;
●	fluctuations in foreign currency exchange rates; and
●	operating in new, developing or other markets in which there are significant uncertainties regarding the interpretation, application and enforceability of laws and regulations relating to contract and intellectual property rights.

Any of these risks could have a material adverse effect on our international operations and our growth strategy.

Additionally, if the opportunity arises, we may expand our operations into new and high-growth international markets. However, there is no assurance that we will expand our operations in such markets in our desired time frame. To expand our operations into new international markets, we may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. We may enter into these transactions to acquire other businesses or products to expand our products or take advantage of new developments and potential changes in the industry. Our lack of experience operating in new international markets and our lack of familiarity with local economic, political and regulatory systems could prevent us from achieving the results that we expect on our anticipated time frame or at all. If we are unsuccessful in expanding into new or high-growth international markets, it could adversely affect our operating results and financial condition.

Additionally, our business is increasingly exposed to operational risks in China. These include, among others, changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), consumer preferences, the regulatory environment, and tax laws and regulations, as well as increased media scrutiny, fluctuations in foreign exchange rates, increased restrictions or tariffs on imported supplies as a result of trade disputes and increased competition. Any significant or prolonged deterioration in U.S.-China relations could adversely affect our operations in China if Chinese consumers reduce the frequency of their purchases of our products. Chinese law regulates our business conducted within China. In addition, if we are unable to enforce our intellectual property or contract rights in China, it could result in an interruption in the operation of our brands, which could negatively impact our financial results. If our business is harmed or development of our Chinese operations is slowed in China due to any of these factors, it could negatively impact our overall financial results or our growth prospects.

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

We have in the past issued, and we may at any time in the future issue, additional shares of authorized preferred stock. For example, in our December 2017 private placement transaction, we authorized 12,000 shares of Series D convertible preferred stock, of which we issued 3,108 shares, all of which have been converted into shares of common stock, and in June 2022 we also issued 4,000 shares of Series E convertible preferred stock, and additional shares of Series E convertible preferred stock thereafter in relation to dividends on such Series E convertible preferred stock. The Company issued an aggregate of 180 and 77 shares of Series E convertible preferred stock relating to accrued dividends during the years ended December 31, 2022 and 2023, respectively. All shares of Series E convertible preferred stock have been converted into shares of common stock as of December 31, 2023.

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

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us and our business. Securities or industry analysts may elect not to provide coverage of our common stock, and such lack of coverage may adversely affect the market price of our common Stock. In the event we do not secure additional securities or industry analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more securities or industry analysts downgrade our stock or issue other unfavorable commentary or research. If one or more securities or industry analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

In October 2018, the U.S. Department of Treasury announced a pilot program to implement part of the Foreign Investment Risk Review Modernization Act of 2018 (FIRRMA), effective November 10, 2018. The pilot program expands the jurisdiction of CFIUS to include certain direct or indirect foreign investments in a defined category of U.S. companies, which may include companies such as Harvard Apparatus Regenerative Technology in the biotechnology industry. Among other things, FIRRMA empowers CFIUS to require certain foreign investors to make mandatory filings and permits CFIUS to charge filing fees related to such filings. Such filings are subject to review by CFIUS. Any such restrictions on the ability to purchase shares of our common stock may have the effect of delaying or deterring any particular investment and could also affect the price that some investors are willing to pay for our common stock. In addition, such restrictions could also limit the opportunity for our stockholders to receive a premium for their shares of our common stock in relation to any potential change in control.

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

There is currently significant uncertainty about the future relationship between the United States and China, including with respect to trade policies, treaties, government regulations and tariffs. The current United States administration has called for substantial changes to U.S. foreign trade policy including greater restrictions on international trade and significant increases in tariffs on goods imported into the U.S. Under the current status, we do not expect that this tariff will significantly impact any Harvard Apparatus Regenerative Technology products and thus the tariff should not have a materially adverse effect on our business, financial condition or results of operations. We are unable to predict whether or when additional tariffs will be imposed or the impact of any such future tariff increases.

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

We currently have the majority of our cash and cash equivalents held in deposit at East West Bank. While the amounts held in the deposit accounts as of December 31, 2023 were less than the insurance coverage offered by the FDIC, in the future, we will likely maintain our cash assets at financial institutions in the U.S. in amounts that may be in excess of the FDIC insurance limit of $250,000. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. In the event of a failure or liquidity issue of or at any of these financial institutions where we maintain our deposits or other assets, we may incur a loss, and to the extent such loss exceeds the FDIC insurance limitation it could have a material adverse effect upon our liquidity, financial condition and our results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

With the assistance of our IT vendor, we established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with an information technology (IT) consultant who reports to our Chief Financial Officer, to manage the risk assessment and mitigation process. Our Board of Directors provides oversight to our cybersecurity efforts to ensure effective governance in managing risks associated with cybersecurity threats. Our CFO provides periodic updates to the Board of Directors regarding our cybersecurity program, including information about cyber risk management governance and status updates on various projects intended to enhance the overall cybersecurity posture of the Company.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, responses may include re-design, implementation, and maintenance of reasonable safeguards to minimize identified risks and address any identified gaps in existing safeguards; and regularly monitoring of the effectiveness of our safeguards.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with IT and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to “Cyber-attacks or other failures in telecommunications or information technology systems and deficiency in our, or those of third parties upon which we rely, cybersecurity could result in information theft, data corruption and significant disruption of our business operations.” under Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.

Our Chief Financial Officer is primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers.

Our Chief Financial Officer oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

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

In connection with the name change, the Company traded on the OTCQB under the new ticker symbol “HRGN”. The new ticker symbol was effective at the open of the market on July 20, 2023. Prior to that time, our common stock traded on the OTCQB under the symbol “BSTG.”

There were 140 holders of record of our common stock as of March 18, 2024, which does not include persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2023, all of our unregistered sales were previously disclosed in our Quarterly Reports on Form 10-Q or in Current Reports on Form 8-K in relation to the applicable periods, which such issuances were done without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to an accredited investor, and in reliance on similar exemptions under applicable state laws.

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

Our first esophageal product candidate, our esophageal implant was used in the first successful regeneration of the esophagus in a patient with esophageal cancer. This successful first-in-human experience, plus the research we have performed on over 50 pigs, led the FDA to approve our 10-patient phase 1 clinical trial. This combination trial will measure both safety and efficacy in the patient population.

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

In addition to our development of regenerative medicine treatments, we also sell longevity dietary supplements. In the second quarter of 2023, the Company’s subsidiary in Hong Kong, Harvard Apparatus Regenerative Technology Limited, or Longevity Products, started focusing on longevity products. Longevity Products plans to include a broad range of products focused on personal healthcare including longevity dietary supplements. Longevity Products started selling longevity supplements in the third quarter of 2023. These products are marketed to the general public and initially targeted at consumers in the Great China Region through eCommerce (online sales).

We were incorporated and commenced operations on November 1, 2013 as a result of a spin-off from Harvard Bioscience, Inc., or Harvard Bioscience. On that date, we became an independent company that operates the regenerative medicine business previously owned by Harvard Bioscience. The spin-off was completed through the distribution of all the shares of common stock of Harvard Apparatus Regenerative Technology to Harvard Bioscience stockholders.

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

We have incurred substantial operating losses since our inception, and as of December 31, 2023 had an accumulated deficit of approximately $92.0 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of December 31, 2023 of approximately $0.4 million and debt financing of $0.5 million received in gross proceeds subsequent to December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We expect to continue to incur operating losses and negative cash flows from operations in future years. Therefore, as disclosed in Note 1 to our Consolidated Financial Statements, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional funds to fund our operations. In the event we do not raise additional capital from outside sources during the first quarter of 2024, we may be forced to curtail or cease our operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing development, pre-clinical and clinical testing of product candidates, as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on favorable terms, if at all.

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

Business Segments

The Company has two separate reportable segments. The Company has one segment, Harvard Apparatus Regenerative Technology, Inc., or Regenerative Biotech, focused on the development and commercialization of therapies to cure patients of cancers, injuries, and birth defects of the gastro-intestinal tract and the airways. The other segment, Longevity Products, is focused on personal healthcare including longevity dietary supplements.

2023 Financing Activities

During the year ended December 31, 2023, we completed the following financing activities:

●	On April 12, 2023 and on March 31, 2023, the Company entered into Securities Purchase Agreements, each a Purchase Agreement, with new and existing investors, the Investors, pursuant to which the Investors purchased in a private placement an aggregate of 1,000,967 shares of common stock for the aggregate purchase price of approximately $6 million with a purchase price per unit of $6.00.

2022 Financing Activities

During the year ended December 31, 2022, we completed the following financing activities:

●	In May 2022, we sold 854,771 shares of common stock and warrants to purchase 427,390 shares of common stock for the aggregate purchase price of approximately $5.1 million and a purchase price per unit of $5.92. Each unit consisted of one share of common stock and a warrant to purchase one half of one share of common stock, subject to adjustment as provided in the warrants. The warrants have an exercise price of $8.88 per share, subject to adjustments as provided under the terms thereof, and were immediately exercisable. The warrants are exercisable until five years (5) from the warrant issuance date. In May 2022, we also issued options to acquire 38,564 shares of common stock to satisfy sales commissions in the approximate amount of $155,660 incurred in relation to this private placement.
●	In June 2022, the Company issued 4,000 shares of Series E Convertible Preferred Stock at a price of $1,000 per share to satisfy certain indemnification obligations in the amount of $4.0 million, in lieu of paying cash. The Company issued an aggregate of 180 shares of Series E Convertible Preferred Stock relating to accrued dividends during the year ended December 31, 2023.

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

As of December 31, 2023, our consolidated business employed 18 individuals.

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

Changes in Fair Value of Warrant Liability. Changes in fair value of warrant liability represent the change in the fair value of outstanding common stock warrants that were classified as liability awards during the year ended December 31, 2022. We used the Black-Scholes pricing model to value the related warrant liability.

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

Total share-based compensation expense for each of the years ended December 31, 2023 and 2022 was approximately $3.5 million and $1.0 million, respectively. Share-based compensation is further described in Note 15 to our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

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

Results of Operations

The following table summarizes the results of our operations for the years ended December 31, 2023 and 2022 ($ in thousands):

	Year Ended December 31,		Change 2023 vs. 2022
	2023	2022	$ Change	%
Product revenue	$103	$—	$103	100%

Operating expenses
Cost of sales	24	—	24	100%
Research and development	3,062	1,742	1,320	76%
Sales and marketing	294	—	294	100%
General and administrative	5,713	4,411	1,302	30%
Total operating expenses	9,093	6,153	2,940	48%

Other income (expense), net
Sublease income	—	87	(87)	(100)%
Change in fair value of warrant liability	—	2	(2)	(100)%
Interest income	64	—	64	100%
Interest expense	(14)	(9)	(5)	(56)%
Other expense	(5)	—	(5)	(100)%
Total other income, net	45	80	(35)	(44)%
Net loss	$(8,945)	$(6,073)	$2,872	47%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Product Revenue

Product revenue was $103,000 and zero for the year ended December 31, 2023 and 2022, respectively. Product revenue consists of longevity product sales launched in the Asia region in the third quarter of 2023. We had not generated any revenue prior to the launch of our longevity products.

Cost of Sales

Cost of sales was $24,000 and zero for the year ended December 31, 2023 and 2022, respectively. Cost of sales consists of the purchase price of consumer products, taxes, inbound and outbound shipping costs.

Research and Development Expense

Research and development expense increased approximately $1.3 million, or 76%, to approximately $3.1 million for the year ended December 31, 2023 as compared to approximately $1.7 million for the year ended December 31, 2022. This was due primarily to higher headcount and preclinical trial activities to increase our product pipeline and clinical trial activities resulting in our first site activation in the third quarter of 2023.

Sales and Marketing Expense

Longevity Products launched its longevity products business in the second quarter of 2023 so there were no prior period costs. Selling and marketing expense was $0.3 million for the year ended December 31, 2023 as compared to zero for the comparable period.

General and Administrative Expense

General and administrative expense increased approximately $1.3 million, or 30%, to approximately $5.7 million for the year ended December 31, 2023 as compared to approximately $4.4 million for the year ended December 31, 2022. This increase was primarily due to share-based compensation expense of $2.4 million and increased headcount related costs of approximately $0.6 million offset by a decrease of approximately $0.4 million for supporting our ongoing public company requirements and reduced legal and related costs of approximately $1.3 million relating to the completion of litigation for a wrongful death complaint and related matters more fully described in Note 9 to our consolidated financial statements.

Sublease Income

On January 5, 2022, the Company executed a four-month sublease agreement for certain laboratory and office space at its Holliston, Massachusetts facility. The Company further extended the sublease agreement to a month-to-month basis until August 31, 2022, when the other party vacated the premises. For the year ended December 31, 2022, the Company recorded sublease income of approximately $87,000 relating to this agreement. We had no sublease agreements generating sublease income for the year ended December 31, 2023.

Change in Fair Value of Warrant Liability

For the year ended December 31, 2022, the change in fair value of our warrant liability resulted in other income of approximately $2,000. These warrants expired unexercised in February of 2022.

Interest income

During the year ended December 31, 2023, we recorded interest income of approximately $64,000 earned from our money market account and certificate of deposit. During the year ended December 31, 2022, we received minimal interest income from cash accounts.

Interest expense

During the year ended December 31, 2023, we recorded interest expense of approximately $14,000 on insurance installment payments. During the year ended December 31, 2022, we recorded interest expense of approximately $9,000 on insurance installment payments.

Liquidity and Capital Resources

Sources of Liquidity. We have incurred operating losses since inception and as of December 31, 2023, we had an accumulated deficit of approximately $92.0 million. We are currently investing significant resources in the development and commercialization of our product candidates for use by clinicians and researchers in the field of regenerative medicine. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future.

Operating Activities. Net cash used in operating activities of approximately $6.9 million for the year ended December 31, 2023 was due primarily to our net loss of approximately $8.9 million offset by adjustments for non-cash items of approximately $3.6 million due to non-cash expenses for share-based compensation, depreciation and amortization, and an approximately $1.6 million decrease to cash from changes in working capital due to the timing of payments for accounts receivable, inventory, prepaid expenses, deferred financing costs, long-term prepaid contracts, accounts payable and accrued expenses.

Net cash used in operating activities of approximately $5.1 million for the year ended December 31, 2022 was primarily a result of our net loss of approximately $6.1 million and $0.6 million for deferred financing costs, offset by approximately $1.1 million of non-cash items related to share-based compensation, depreciation and amortization, and an increase of approximately $0.5 million of cash provided from working capital due to the timing of prepaid expenses, accounts payable, and accrued and other current liabilities.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2023 and 2022 totaled $11,000 and $5,000, respectively, and represented purchases of property, plant and equipment. During the year ended December 31, 2023, we invested in a certificate of deposit for $2.5 million. We withdrew $1.3 million from the certificate of deposit prior to the maturity date to pay clinical trial related deposits. The certificate of deposit matured in October 2023 with the remaining $1.2 million released from short-term investments into cash and cash equivalents.

Financing Activities. Net cash generated from financing activities was approximately $6.1 million during the year ended December 31, 2023 and consisted of net proceeds received from a private placement transaction for the issuance of common stock and stock option exercises. Net cash generated from financing activities was approximately $5.1 million during the year ended December 31, 2022 and consisted of net proceeds received from private placement transactions for the issuance of common stock and warrants to purchase common stock.

We continue to pursue our esophageal program, including advancing to operate as a clinical stage company. Given our current limited cash resources, we intend to closely monitor our cash expenses as such cash resources are expected to only allow us to meet our operating needs into the second quarter of 2024.

We have incurred substantial operating losses since our inception, and as of December 31, 2023 had an accumulated deficit of approximately $92.0 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of December 31, 2023 of approximately $0.4 million and debt financing of $0.5 million received in gross proceeds subsequent to December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We expect to continue to incur operating losses and negative cash flows from operations in future years. Therefore, as disclosed in Note 1 to our Consolidated Financial Statements, these conditions raise substantial doubt about our ability to continue as a going concern.

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

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our principal executive officer and principal financial officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In connection with the preparation of this Annual Report on Form 10-K, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

As a smaller reporting company, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, Marcum LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2023.

(c) Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the principal executive officer and the principal financial officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2023. Except as noted above, management concluded that there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2024 Annual Meeting of Stockholders. Information concerning executive officers of our company is included in Part I of this Annual Report on Form 10 K as Item 1. Business - Information about our Executive Officers and incorporated herein by reference.

Item 11. Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2024 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Marcum LLP, Boston, Massachusetts, PCAOB Auditor ID 688.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2024 Annual Meeting of Stockholders.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Harvard Apparatus Regenerative Technology, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Harvard Apparatus Regenerative Technology, Inc. and Subsidiaries (the “Company”) (formerly known as Biostage, Inc.) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Share-Based Compensation – Performance-Based Awards

Description of the Matter

As described in Note 14 to the consolidated financial statements, the Company has 773,195 unvested performance-based options outstanding for which there is unrecognized compensation expense of approximately $2.8 million at December 31, 2023. No expense has been recognized for these unvested awards as of December 31, 2023 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes. As described in Note 2 to the consolidated financial statements, the Company measures all stock options and restricted stock awards granted to employees, directors and non-employees based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of estimated forfeitures, over the requisite vesting period. Expense on share-based awards for which vesting is performance or milestone based is recognized on a straight-line basis from the date when it is determined that the achievement of the milestone is probable to the vesting/milestone achievement date.

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

Boston, MA

March 28, 2024

(PCAOB ID # 688)

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$432	$1,241
Accounts receivable	4	—
Inventory	50	—
Prepaid research and development	210	274
Prepaid expenses and other current assets	87	79
Total current assets	783	1,594
Property, plant and equipment, net	25	49
Right-of-use assets, net	48	147
Deferred financing costs	544	610
Long-term prepaid contracts	1,214	—
Total assets	$2,614	$2,400

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$445	$682
Accrued and other current liabilities	475	582
Operating lease liability, current	48	99
Total current liabilities	968	1,363
Operating lease liability, net of current portion	—	48
Total liabilities	968	1,411

Commitments and contingencies (Note 9)
Series E convertible preferred stock, par value $0.01 per share, 5,000 shares authorized; 0 and 4,180 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	4,180

Stockholders’ equity (deficit):
Common stock, par value $0.01 per share, 60,000,000 shares authorized; 13,947,324 and 12,174,467 issued and outstanding at December 31, 2023 and 2022, respectively	139	122
Additional paid-in capital	93,463	79,698
Accumulated deficit	(91,956)	(83,011)
Total stockholders’ equity (deficit)	1,646	(3,191)
Total liabilities and stockholders’ equity (deficit)	$2,614	$2,400

See accompanying notes to consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2023	2022
Product revenue	$103	$—

Operating expenses:
Cost of sales	24	—
Research and development	3,062	1,742
Sales and marketing	294	—
General and administrative	5,713	4,411
Total operating expenses	9,093	6,153

Operating loss	(8,990)	(6,153)

Other income (expense), net:
Sublease income	—	87
Change in fair value of warrant liability	—	2
Interest income	64	—
Interest expense	(14)	(9)
Other expense	(5)	—
Total other income, net	45	80

Net loss	(8,945)	(6,073)
Preferred stock dividends	(77)	(180)
Net loss attributable to common stockholders	$(9,022)	$(6,253)

Basic and diluted net loss per share attributable to common stockholders	$(0.67)	$(0.55)
Weighted average common shares outstanding, basic and diluted	13,455,666	11,349,610

See accompanying notes to consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series E Convertible Preferred Stock	Number of Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2022	$—	10,760,871	$108	$73,801	$(76,938)	$(3,029)
Net loss	—	—	—	—	(6,073)	(6,073)
Share-based compensation	—	—	—	1,031	—	1,031
Issuance of series E convertible preferred stock	4,000	—	—	—	—	—
Preferred stock dividends	180	—	—	(180)	—	(180)
Issuance of common stock and warrants to purchase common stock	—	854,771	8	5,052	—	5,060
Issuance of common stock from exercise of warrants	—	558,825	6	(6)	—	—
Balance at December 31, 2022	4,180	12,174,467	122	79,698	(83,011)	(3,191)
Net loss	—	—	—	—	(8,945)	(8,945)
Share-based compensation	—	—	—	3,461	—	3,461
Conversion of preferred stock for common stock	(4,257)	706,626	7	4,250	—	4,257
Preferred stock dividends	77	—	—	(77)	—	(77)
Issuance of common stock	—	1,000,967	10	5,982	—	5,992
Issuance of common stock from exercise of options	—	65,264	—	149	—	149
Balance at December 31, 2023	$—	13,947,324	$139	$93,463	$(91,956)	$1,646

See accompanying notes to consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(8,945)	$(6,073)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Share-based compensation expense	3,461	1,031
Depreciation	35	52
Amortization of operating right-of-use assets	99	22
Change in fair value of warrant liability	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(4)	—
Inventory	(50)	—
Prepaid research and development	64	(274)
Prepaid expenses and other current assets	(8)	216
Deferred financing costs	66	(610)
Long-term prepaid contracts	(1,214)	—
Accounts payable	(237)	6
Operating lease liability	(99)	(22)
Accrued and other current liabilities	(107)	548
Net cash used in operating activities	(6,939)	(5,106)

INVESTING ACTIVITIES
Purchases of short-term investments	(2,523)	—
Redemption of short-term investments	2,523	—
Purchases of property, plant and equipment	(11)	(5)
Net cash used in investing activities	(11)	(5)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	5,992	5,060
Proceeds from exercise of stock options	149	—
Net cash provided by financing activities	6,141	5,060
Net decrease in cash and cash equivalents	(809)	(51)
Cash and cash equivalents at the beginning of the year	1,241	1,292
Cash and cash equivalents at the end of the year	$432	$1,241

SUPPLEMENTAL INFORMATION
Interest paid in cash	$14	$9

Supplemental disclosure of non-cash activities:
Settlement of contingency matter	$—	$(3,250)
Settlement of due to Harvard Bioscience included in accrued and other current liabilities	$—	$(750)
Issuance of Series E convertible preferred stock	$—	$4,000
Preferred stock dividends	$77	$180
Increase of right-of-use asset and liability due to lease extension	$—	$63

See accompanying notes to consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

1. Organization

Overview

Harvard Apparatus Regenerative Technology, Inc. (Harvard Apparatus Regenerative Technology or the Company) is a biotechnology company with a mission to cure patients of cancers, injuries, and birth defects of the gastro-intestinal tract and the airways. The Company believes its technology is likely to be used to treat esophageal cancer, esophageal injuries, and birth defects in the esophagus. The Company believes additional product candidates in its pipeline may treat intestinal cancer and colon cancer. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and acquiring operating assets.

On October 31, 2013, Harvard Bioscience, Inc., or Harvard Bioscience, contributed its regenerative medicine business assets, plus $15 million of cash, into Harvard Apparatus Regenerative Technology, or the Separation. On November 1, 2013, the spin-off of the Company from Harvard Bioscience was completed. On that date, the Company became an independent company that operates the regenerative medicine business previously owned by Harvard Bioscience. The spin-off was completed through the distribution to Harvard Bioscience stockholders of all the shares of common stock of Harvard Apparatus Regenerative Technology, or the Distribution.

Basis of Presentation

The consolidated financial statements reflect the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States, or U.S. GAAP.

Going Concern

The Company has incurred substantial operating losses since its inception, and as of December 31, 2023 had an accumulated deficit of approximately $92.0 million and will require additional financing to fund future operations. The Company expects that its operating cash on-hand as of December 31, 2023 of approximately $0.4 million and debt financing of $0.5 million in gross proceeds received subsequent to December 31, 2023 will enable it to fund its operating expenses and capital expenditure requirements only into the second quarter of 2024. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds to fund its operations. In the event the Company does not raise additional capital from outside sources during the first quarter of 2024, it may be forced to curtail or cease its operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing development, pre-clinical and clinical testing of product candidates, as well as regulatory efforts and collaborative arrangements necessary for the Company’s product candidates that are currently under development. The Company is currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. The Company may also pursue debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. The Company may not be able to obtain additional financing on favorable terms, if at all.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Harvard Apparatus Regenerative Technology, Inc. (Regenerative Biotech) and its three wholly-owned subsidiaries, Harvard Apparatus Regenerative Technology Limited (Hong Kong), Harvard Apparatus Regenerative Technology (Hangzhou) Limited (China) and Harvard Apparatus Regenerative Technology GmbH (Germany). All intercompany balances and transactions have been eliminated in consolidation.

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

Cost of Sales

Cost of sales primarily consists of the purchase price of consumer products, taxes, inbound and outbound shipping costs. Shipping costs to receive products from our suppliers are recognized as cost of sales when incurred. E-commerce processing and related transaction costs, including those associated with seller transactions, are classified in sales and marketing on our consolidated statements of operations.

Research and Development

Research and development costs are expensed as incurred.

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

Segment Information

The Company manages its operations as two separate operating segments for the purposes of assessing performance and making operating decisions. The Company has one operating unit focused on the development and commercialization of therapies to cure patients of cancers, injuries, and birth defects of the gastro-intestinal tract and the airways. The other operating unit is focused on personal healthcare through longevity dietary supplements. We have determined that our chief executive officer is the chief operating decision maker (CODM). The CODM reviews financial information presented by operating unit. Resource allocation decisions are made by the CODM based on operating unit results.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company currently invests available cash in money market funds. As of December 31, 2023, the Company had approximately $111,000 of cash equivalents in a money market fund.

Accounts Receivable

Allowances are provided for estimated amounts of accounts receivable which may not be collected. At December 31, 2023, we determined that no allowance against accounts receivable was necessary.

Inventory

Inventory, consisting of products available for sale, are primarily accounted for using the first-in, first-out method, and are valued at the lower of cost or net realizable value.

We maintain ownership of our inventory at the third-party warehouse, regardless of whether fulfillment is provided by us or the third-party e-commerce seller, and therefore these products are included in our inventories.

Deferred Financing Costs

We capitalized costs relating to a registered offering that we postponed in 2023 but expect to resume in the near future. The costs include payments made to attorneys, accountants, regulators and consultants. Once we complete the registered offering, the deferred financing costs will be reclassified to stockholders’ equity (deficit) on the consolidated balance sheets to offset the proceeds from the registered offering.

Long-term prepaid contracts

We have contracted with partners relating to our clinical trial activities. Upon execution of the contracts, we made initial payments of $1.2 million as deposits recorded as long-term assets and will be applied against final invoices which are more than a year away. The deposits will be recorded as expense when the clinical trial is substantially completed. Costs for the clinical trial activities throughout our clinical trial under these contracts are recognized as expense and payable based on costs incurred.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements	Shorter of expected useful life or lease term
Computer equipment and software	3 years
Furniture, machinery and equipment	5-7 years

Maintenance and repairs are charged to expense as incurred, while any additions or improvements are capitalized.

Impairment of Long-Lived Assets

Assessments of long-lived assets and the remaining useful lives of such long-lived assets are reviewed for impairment whenever a triggering event occurs or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset, or group of assets, are considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset, or group of assets, are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets, based on the present value of the expected future cash flows associated with the use of the asset. Through December 31, 2023, no such impairment charges have been recorded.

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

Foreign Currency

Assets and liabilities of non-U.S. operations where the functional currency is other than the U.S. dollar are translated from the functional currency into U.S. dollars at year end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Resulting translation adjustments are accumulated as part of accumulated other comprehensive income. Transaction gains or losses are recognized in income or loss in the period in which they occur. The cumulative translation adjustment for the year ended December 31, 2023 was less than $1,000 and therefore not separately reported on the consolidated financial statements.

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

For warrants that do not meet the criteria of a liability warrant and are classified on the Company’s consolidated balance sheets as equity instruments, the Company uses the Black-Scholes model to measure the value of the warrants at issuance and then applies the relative fair-value of the equity transaction between common stock, preferred stock and warrants. Common stock and equity-classified warrants each are considered permanent equity.

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

The Company had no assets or liabilities classified as Level 2 or Level 3 as of December 31, 2023 and 2022. In 2023, the Company had a certificate of deposit which matured in October 2023 with the remaining $1.2 million released from short-term investments into cash and cash equivalents. The carrying value of financial instruments (consisting of cash, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Investment income is included as interest income in the accompanying consolidated statement of operations for the year ended December 31, 2023.

There were no transfers between Level 1, Level 2 and Level 3 in either of the years ended December 31, 2023 and December 31, 2022.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2023	2022
	(in thousands)
Deposits	$—	$20
Insurance	8	8
Prepaid contracts	79	51
Total prepaid expenses and other current assets	$87	$79

5. Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following:

	December 31,
	2023	2022
	(in thousands)
Leasehold improvements	$35	$35
Furniture, machinery and equipment	1,414	1,405
Computer equipment and software	38	36
Total property, plant and equipment	1,487	1,476
Less: accumulated depreciation	(1,462)	(1,427)
Property, plant and equipment, net	$25	$49

Depreciation expense amounted to approximately $35,000 and $52,000 for the years ended December 31, 2023 and 2022, respectively.

6. Long-term prepaid contracts

We have contracted with partners relating to our clinical trial activities. Upon execution of the contracts, we made initial payments of $1.2 million as deposits recorded as long-term assets and will be applied against final invoices which are more than a year away. The deposits will be recorded as expense when the clinical trial is substantially completed. Costs for the clinical trial activities throughout our clinical trial under these contracts are recognized as expense and payable based on costs incurred.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	December 31,
	2023	2022
	(in thousands)
Advisory costs	$325	$300
Legal costs	—	135
Audit services	70	80
Payroll	79	55
Other liabilities	1	12
Total expenses	$475	$582

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

The following table presents a reconciliation of the Company’s warrant liabilities for the year ended December 31, 2022:

Warrant Liability
(in thousands)
Balance as of January 1, 2022	$2
Change in fair value upon re-measurement	(2)
Balance as of December 31, 2022	$—

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

We currently have a co-development initiative with Yale University and the McGowan Institute for Regenerative Medicine at the University of Pittsburgh. We are required to make advance payments of approximately $130,000 and $61,000, respectively at inception of the contracts. We plan to make these advance payments in the second quarter of 2024. The universities started preparatory work in 2023 with substantial work to be done in 2024. Either party can terminate the contract with reasonable notice and any incurred costs will be reimbursed by us to the universities.

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

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets:

		December 31,
	Balance Sheet Classification	2023	2022
		(in thousands)
Assets:
Operating lease assets	Right-of-use asset, net	$48	$147
Liabilities:
Current portion of operating lease liabilities	Current portion of operating lease liabilities	48	99
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	—	48
Total operating lease liabilities		$48	$147

Cash paid for leases during each of the years ended December 31, 2023 and 2022 amounted to approximately $127,000 and $121,000, respectively.

The weighted average remaining lease terms and weighted average discount rates as of December 31, 2023 and 2022 were as follows:

	Year ended December 31,
	2023	2022
Remaining lease term (in years)	0.48	1.43
Discount rate	14.66%	14.74%

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations:

		For the Year Ended December 31,
		2023	2022
		(in thousands)
Operating lease expense	Research and development	$68	$77
	Sales and marketing	15	—
	General and administrative	44	44
	Total	$127	$121

The minimum lease payments for the next year is as follows:

As of
December 31, 2023
(in thousands)
2024	$50
Total lease payments	50
Less: imputed interest	(2)
Present value of operating lease liabilities	$48

11. Income Taxes

A reconciliation of taxes utilizing the expected federal tax rate of 21% and the effective tax rate is as follows:

	Years ended December 31,
	2023	2022
Computed “expected” income tax benefit	21.0%	21.0%
State income tax benefit, net of federal income tax benefit	6.3%	6.3%
Tax credits	0.6%	0.8%
Change in valuation allowance	(27.9)%	(28.1)%
Total income taxes	—%	—%

The components of the Company’s deferred tax assets and liabilities are as follows:

	Years ended December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Operating loss and credit carryforwards	$19,167	$20,487
Capitalized research and development	1,288	1,083
Stock-based compensation	2,504	1,566
Lease liabilities	13	40
Total deferred tax assets	22,972	23,176
Less: valuation allowance	(22,959)	(23,136)
Deferred tax assets	13	40

Deferred tax liability:
Operating lease assets	(13)	(40)
Total deferred tax liability	(13)	(40)
	$—	$—

The Company has recorded a valuation allowance against its deferred tax assets for the years ended December 31, 2023 and 2022, because the Company’s management believes that it is more likely than not that these assets will not be realized. The valuation allowance decreased by approximately $0.2 million for the year ended December 31, 2023 and increased by approximately $2.9 million for the year ended December 31, 2022, respectively, primarily as a result of operating losses generated with no corresponding financial statement benefit.

As of December 31, 2023, the Company had federal net operating loss carryforwards, or NOLs, of approximately $68.7 million to offset future federal taxable income and state NOLs of approximately $68.1 million to offset future state taxable income. The federal and state NOLs generated for annual periods prior to January 1, 2018 begin to expire in 2033. The Company’s federal NOL generated for the years ended December 31, 2018 through December 31, 2023, which amount to $42.3 million, can be carried forward indefinitely, however, are limited to be utilized to offset 80% of taxable income in each successive year. As of December 31, 2023, the Company also has federal and state tax research and development credit carryforwards of approximately $1.5 million and $1.0 million, respectively, to offset future income taxes. The federal and state research and development tax credit carryforwards begin to expire in 2033 and 2029, respectively.

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

For all years through December 31, 2023, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

Harvard Bioscience received a Supplemental Ruling to the Private Letter Ruling dated March 22, 2013 from the IRS to the effect that, among other things, the Separation and Distribution by Harvard Bioscience will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Section 355 and 368(a)(1)(D) of the Internal Revenue Code continuing in effect. The private letter and supplemental rulings and the tax opinion that Harvard Bioscience received from legal counsel to Harvard Bioscience rely on certain representations, assumptions and undertakings, including those relating to the past and future conduct of the Harvard Apparatus Regenerative Technology business, and neither the private letter and supplemental rulings nor the opinion would be valid if such representations, assumptions and undertakings were incorrect. Moreover, the private letter and supplemental rulings do not address all the issues that are relevant to determining whether the Distribution will qualify for tax-free treatment. Notwithstanding the private letter and supplemental rulings and opinion, the IRS could determine the Distribution should be treated as a taxable transaction for U.S. federal income tax purposes if, among other reasons, it determines any of the representations, assumptions or undertakings that were included in the request for the private letter and supplemental rulings are false or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the IRS ruling.

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

If the Distribution fails to qualify for tax-free treatment, in general, Harvard Bioscience would be subject to tax as if it had sold the Company’s common stock in a taxable sale for its fair market value, and Harvard Bioscience stockholders who received shares of Harvard Apparatus Regenerative Technology common stock in the Distribution would be subject to tax as if they had received a taxable Distribution equal to the fair market value of such shares.

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

The Company has determined that any uncertain tax positions would have no material impact on the consolidated financial statements of the Company and there are no unrecognized tax benefits or related interest and penalties accrued for the period for the years ended December 31, 2023 and 2022.

The Company is subject to U.S. federal income tax and Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for all periods from inception through December 31, 2022; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

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

12. Employee Benefit Plan

The Company sponsors a retirement plan for its U.S. employees, which includes an employee savings plan established under Section 401(k) of the U.S. Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers substantially all full-time employees who meet certain eligibility requirements. Contributions to the retirement plan are at the discretion of management. The Company’s matching contributions to the plan were approximately $66,000 and $35,000 for the years ended December 31, 2023 and 2022, respectively.

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

There were no shares of any of the classes of preferred stock outstanding as of December 31, 2023. There were no changes to authorized shares for the years ending December 31, 2022 and 2023. Authorized shares for each preferred stock class are as follows:

Authorized
Undesignated Preferred Stock	979,000
Series B Convertible Preferred Stock	1,000,000
Series C Convertible Preferred Stock	4,000
Series D Convertible Preferred Stock	12,000
Series E Convertible Preferred Stock	5,000

14. Common Stock

The Company has 60,000,000 shares authorized as of December 31, 2023 and 40,961,765 shares of common stock available for issuance.

The following represent the Company’s common stock transactions during December 31, 2023 and 2022:

2023 Capital Transactions

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

The $5.1 million of gross and net proceeds were allocated $3.6 million and $1.5 million to the common stock and warrants, respectively. The Company classified these warrants on its consolidated balance sheets as equity as the warrants do not have any redemption features nor a right to put for cash that is outside the control of the Company, and valued using the Black-Scholes model based on the following weighted average assumptions:

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

Warrant to purchase common stock activity for the year ended December 31, 2022 was as follows:

		Weighted-average
	Amount	exercise price
Outstanding at January 1, 2022	2,501,419	$4.35
Issued	427,390	8.88
Exercised	(775,000)	7.17
Expired	(1,040,187)	7.59
Outstanding at December 31, 2022	1,113,622	4.69
Outstanding at December 31, 2023	1,113,622	4.69

There was no warrant activity during the year ended December 31, 2023.

Employee Stock Purchase Plan

The Company maintains the 2013 Employee Stock Purchase Plan, or the ESPP Plan, whereas participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 7,500 shares of common stock are authorized for issuance of which 4,534 shares have been issued as of December 31, 2023. There are 2,966 shares available for issuance as of December 31, 2023 and December 31, 2022. There was no ESPP Plan activity in 2023 or 2022.

15. Share-based Compensation

Harvard Apparatus Regenerative Technology Amended and Restated Equity Incentive Plan

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

As of December 31, 2023, the Company’s Plan has 9,098,000 authorized shares to be issued under the Plan. There are 5,034,760 shares available for issuance under the Plan as of December 31, 2023.

Stock option activity under the Plan for the years ended December 31, 2022 and 2023 was as follows:

	Amount	Weighted-average exercise price	Weighted-average contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2022	2,332,603	$3.93	8.30	$294
Granted	334,418	4.84
Canceled / forfeited	(150,097)	3.39
Outstanding at December 31, 2022	2,516,924	3.95	7.68	6,917
Granted	2,130,007	5.81
Exercised	(65,264)	2.29
Canceled / forfeited	(604,378)	6.13
Outstanding at December 31, 2023	3,977,289	$4.64	7.7	$5,728
Options exercisable at December 31, 2023	2,281,655	$4.64	7.24	$4,209
Options vested or expected to vest at December 31, 2023	3,877,871	$4.69	7.7	$5,522

The Company’s outstanding stock options include 773,195 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. Total unrecognized compensation expense for the remaining performance-based awards is approximately $2.8 million. No expense has been recognized for these awards as of December 31, 2023 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes.

Aggregate intrinsic value for outstanding options for the year ended December 31, 2023 was approximately $5.7 million and calculated as the difference between the Company’s closing stock price of $4.99 per share as of December 29, 2023 and the weighted average exercise price of $4.64. As of December 31, 2023, unrecognized compensation cost related to unvested non-performance-based awards amounted to $3.9 million, which will be recognized over a weighted-average period of 2.2 years.

The weighted average assumptions for valuing the Company’s stock options granted were as follows:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.82%	2.74%
Expected volatility	125.35%	123.61%
Expected term (in years)	5.8 years	5.8 years
Expected dividend yield	—%	—%

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

The weighted average estimated fair value of stock options granted using the Black-Scholes model was $5.12 and $4.23 per share for the years ended December 31, 2023 and 2022, respectively.

The Company also estimated the fair value of non-employee share options using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee and director options in each of the reporting periods, other than the expected life, which is assumed to be the remaining contractual life of the options.

Share-based compensation expense related to the Plan for the years ended December 31, 2023 and 2022 was allocated as follows:

	Years Ended December 31,
	2023	2022
	(in thousands)
Research and development	$327	$284
Selling, general and administrative	3,134	747
Total stock-based compensation	$3,461	$1,031

16. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Years Ended December 31,
	2023	2022
	(in thousands, except shares and per share data)
Net loss	$(8,945)	$(6,073)
Preferred stock dividends	(77)	(180)
Net loss attributable to common stockholders	(9,022)	(6,253)
Basic and diluted weighted average common shares outstanding	13,455,666	11,349,610
Basic and diluted net loss per share attributable to common stockholders	$(0.67)	$(0.55)

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

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2023 and 2022 because including them would have had an anti-dilutive effect:

	Years Ended December 31,
	2023	2022
Warrants to purchase common stock	1,113,622	1,113,622
Options to purchase common stock	3,977,289	2,516,924
Series E convertible preferred stock	—	619,259
Total	5,090,911	4,249,805

17. Segments and Geographical Information

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based on revenues and net income (loss).

The Company has two operating and reportable segments: i) Regenerative Biotech focused on the development of regenerative medicine treatments with operations currently in the United States and ii) Longevity Products relating to longevity products with operations currently in Asia. The following table presents the Company’s reportable segment results for the year ended 2023:

	Regenerative Biotech	Longevity Products	Total
2023
Revenues	$—	$103	$103
Net loss	(8,677)	(268)	(8,945)
Total assets	2,426	188	2,614

18. Subsequent Events

In March 2024, the Company received cash deposits in escrow of approximately $0.3 million from a group of prospective investors pertaining to a potential private placement transaction. These funds remain the respective investor’s property and are being held by the Company in its bank account with Bank of America until the execution of a common stock purchase agreement.

On February 1, 2024, the Company entered into a loan arrangement with Junli He, the Chairman and Chief Executive Officer of the Company (the “Lender”), pursuant to which the Lender has agreed to loan the Company an aggregate amount of $500,000 as evidenced by a Bridge Note executed by the Company in favor of, and accepted by, the Lender (the “Bridge Note”).

The Bridge Note accrues interest at an annual fixed rate of 8%, and the principal amount thereof will be due and payable in full, together with all accrued and unpaid interest thereon, on the earlier to occur of a) the closing date (or later date of capital being provided pertaining to such continued offering that the following threshold is tripped) of the Company’s next capital raise that includes gross proceeds of at least $5,000,000 or b) February 1, 2025. The Bridge Note provides for optional conversion at the discretion of the Lender, contains covenants, and provides for certain events of default including if the Company fails to pay when due any amount owed thereunder, fails to comply with any agreement, covenant, condition, provision or term contained therein and other customary events of default.

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K. Where such filing is made by incorporation by reference to a previously filed document, such document is identified.

Exhibit Number	Description of Exhibit
2.1§	Separation and Distribution Agreement between Harvard Apparatus Regenerative Technology, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 6, 2013, and incorporated by reference thereto).
3.1	Amended and Restated Certificate of Incorporation of Harvard Apparatus Regenerative Technology, Inc. (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Harvard Apparatus Regenerative Technology, Inc. dated March 30, 2016 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 31, 2016, and incorporated by reference thereto).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Harvard Apparatus Regenerative Technology, Inc. dated May 26, 2016 (previously filed as an exhibit to the Company’s Annual Report on Form 10-K, filed on March 17, 2017, and incorporated by reference thereto).
3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Harvard Apparatus Regenerative Technology, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock (previously filed as an exhibit to the Company’s Registration Statement on Form 8-A, filed October 31, 2013, and incorporated by reference thereto).
3.5	Certificate of Designation of Series B Convertible Preferred Stock of Harvard Apparatus Regenerative Technology, Inc. classifying and designating the Series B Convertible Preferred Stock (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on February 12, 2015, and incorporated by reference thereto).
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Harvard Apparatus Regenerative Technology, Inc. dated April 26, 2017 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on April 27, 2017, and incorporated by reference thereto).
3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock of Harvard Apparatus Regenerative Technology, Inc. classifying and designating the Series C Convertible Preferred Stock (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 17, 2017, and incorporated by reference thereto).
3.8	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 17, 2017, and incorporated by reference thereto).
3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Harvard Apparatus Regenerative Technology, Inc. dated December 22, 2017 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on December 22, 2017, and incorporated by reference thereto).
3.10	Certificate of Designations, Preferences, Rights and Limitations of Series D Convertible Preferred Stock of Harvard Apparatus Regenerative Technology, Inc. classifying and designating the Series D Convertible Preferred Stock (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 3, 2018, and incorporated by reference thereto).
3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Harvard Apparatus Regenerative Technology, Inc. dated May 24, 2019 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on May 28, 2019, and incorporated by reference thereto).
3.12	Amended and Restated By-laws of the Harvard Apparatus Regenerative Technology, Inc. (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 31, 2016, and incorporated by reference thereto).
3.13	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Current Report on Form 8-K, filed on July 20, 2023, and incorporated herein by reference).
3.14	Third Amended and Restated Bylaws (previously filed as an exhibit to the Current Report on Form 8-K, filed on July 20, 2023, and incorporated herein by reference).
4.1	Specimen Stock Certificate evidencing shares of common stock (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
4.2	Specimen Series B Convertible Preferred Stock Certificate (previously filed as an exhibit to the Company’s Annual Report on Form 10-K, filed on March 27, 2015, and incorporated by reference thereto).
4.3	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 3, 2018, and incorporated by reference thereto).
4.4	Form of Amendment to Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on December 18, 2019, and incorporated by reference thereto).

50

4.5	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 2, 2020, and incorporated by reference thereto).
4.6	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8 K, filed on June 22, 2021, and incorporated by reference thereto).
4.7	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8 K, filed on September 8, 2021, and incorporated by reference thereto).
4.8	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8 K, filed on November 30, 2021, and incorporated by reference thereto).
4.9	Description of Securities (previously filed as an exhibit to the Company’s Annual Report on Form 10 K, filed on March 27, 2020, and incorporated by reference thereto).
4.10	Form of Common Stock Purchase Warrant (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on May 13, 2022, and incorporated by reference thereto).
10.1	Intellectual Property Matters Agreement between Harvard Apparatus Regenerative Technology, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 6, 2013, and incorporated by reference thereto).
10.2	Product Distribution Agreement between Harvard Apparatus Regenerative Technology, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 6, 2013, and incorporated by reference thereto).
10.3	Tax Sharing Agreement between Harvard Apparatus Regenerative Technology, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 6, 2013, and incorporated by reference thereto).
10.4	Sublease by and between Harvard Apparatus Regenerative Technology, Inc. and Harvard Bioscience, Inc. dated as of October 31, 2013 (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on November 6, 2013, and incorporated by reference thereto).
10.5	Form of Indemnification Agreement for Officers and Directors (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.6#	Third Amended and Restated Equity Incentive Plan, as amended (previously filed as exhibit to the Company’s Quarterly Report on Form 10-Q, filed on November 13, 2023, and incorporated by reference thereto).
10.7	Employee Stock Purchase Plan (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.8#	Form of Incentive Stock Option Agreement (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.9#	Form of Non-Qualified Stock Option Agreement for executive officers (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.10#	Form of Non-Qualified Stock Option Agreement for directors (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.11#	Form of Deferred Stock Award Agreement (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.12†	Sublicense Agreement dated as of December 7, 2012 between Harvard Apparatus Regenerative Technology, Inc. and Harvard Bioscience, Inc., and related Trademark License Agreement, dated December 19, 2002, by and between Harvard Bioscience, Inc. and President and Fellows of Harvard College (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on March 7, 2023, and incorporated by reference thereto).
10.13	Patent Rights Assignment dated December 21, 2012 between Harvard Apparatus Regenerative Technology, Inc. and Dr. Paolo Macchiarini (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).

51

10.14#	Offer Letter, dated June 4, 2018, between Harvard Apparatus Regenerative Technology, Inc. and William Fodor, PhD (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 10, 2018, and incorporated by reference thereto).
10.15	Form of Securities Purchase Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on April 6, 2023 and incorporated herein by reference).
10.16#	Employment Agreement, dated August 8, 2022, between Harvard Apparatus Regenerative Technology, Inc. and Joseph L. Damasio, Jr. (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 9, 2022 and incorporated by reference thereto).
10.17#	Amended and Restated Employment Agreement, dated January 11, 2023, between Harvard Apparatus Regenerative Technology, Inc. and David Green (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on January 12, 2023 and incorporated by reference thereto).
10.18#	Employment Agreement, effective as of March 1, 2023, by and between Harvard Apparatus Regenerative Technology, Inc. and Junli He (previously filed as an exhibit to the Current Report on Form 8-K, filed on March 14, 2023, and incorporated herein by reference).
10.19#	Amendment to Employment Agreement, dated as of July 10, 2023, by and between Harvard Apparatus Regenerative Technology, Inc. and Junli He (previously filed as an exhibit to the Current Report on Form 8-K, filed on July 10, 2023, and incorporated herein by reference).
21.1*	Subsidiaries of Harvard Apparatus Regenerative Technology, Inc.
23.1*	Consent of Marcum LLP.
31.1*	Certification of Chief Executive Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Filed herewith.

**	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

#	Management contract or compensatory plan or arrangement.

§	The schedules and exhibits to the Separation and Distribution Agreement have been omitted. A copy of any omitted schedule or exhibit will be furnished to the SEC supplementally upon request. The Company will furnish to stockholders a copy of any exhibit without charge upon written request.

†	Certain identified information has been excluded from the exhibit because it is both not material and is of the type that the registrant treats as private or confidential.

52

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Harvard Apparatus Regenerative Technology, Inc.
Date: March 28, 2024
	By:	/s/ Junli (Jerry) He
Junli (Jerry) He
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Junli (Jerry) He	Chief Executive Officer, Director, and Chairman
Junli (Jerry) He	(principal executive officer)	March 28, 2024

/s/ Joseph Damasio Jr.	Chief Financial Officer
Joseph Damasio Jr.	(principal financial officer and principal accounting officer)	March 28, 2024

/s/ Jason Jing Chen
Jason Jing Chen	Vice Chairman	March 28, 2024

/s/ David Green
David Green	Director	March 28, 2024

/s/ Ting Li
Ting Li	Director	March 28, 2024

/s/ Ronald Packard
Ronald Packard	Director	March 28, 2024

/s/ Herman Sanchez
Herman Sanchez	Director	March 28, 2024

/s/ James Shmerling
James Shmerling	Director	March 28, 2024

53