Form 10-Q
period 2024-03-31
Harvard Apparatus Regenerative Technology, Inc.
filed 2024-05-13
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, there were 14,315,091 shares of common stock, par value $0.01 per share, outstanding.

Harvard Apparatus Regenerative Technology, Inc.

(formerly Biostage, Inc.)

Form 10-Q

For the Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$272	$432
Accounts receivable	7	4
Inventory	44	50
Prepaid research and development	159	210
Prepaid expenses and other current assets	135	87
Total current assets	617	783
Property, plant and equipment, net	19	25
Right-of-use assets, net	21	48
Deferred financing costs	544	544
Long-term prepaid contracts	1,214	1,214
Total assets	$2,415	$2,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$890	$445
Accrued and other current liabilities	528	475
Advance from private placement	301	—
Convertible debt – related party	500	—
Operating lease liability	21	48
Total current liabilities	2,240	968

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, par value $0.01 per share, 60,000,000 shares authorized; 13,947,324 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	139	139
Additional paid-in capital	94,023	93,463
Accumulated deficit	(93,986)	(91,956)
Accumulated other comprehensive loss	(1)	—
Total stockholders’ equity	175	1,646
Total liabilities and stockholders’ equity	$2,415	$2,614

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2024	2023
Product revenue	$57	$—

Operating expenses:
Cost of sales	12	—
Research and development	840	509
Sales and marketing	115	—
General and administrative	1,111	2,378
Total operating expenses	2,078	2,887

Operating loss	(2,021)	(2,887)

Other expense, net:
Other expense, net	(9)	(3)

Net loss	(2,030)	(2,890)
Preferred stock dividends	—	(80)
Net loss attributable to common stockholders	$(2,030)	$(2,970)

Basic and diluted net loss per share attributable to common stockholders	$(0.15)	$(0.24)
Weighted average common shares outstanding, basic and diluted	13,947,324	12,206,036

Comprehensive loss:
Net loss	$(2,030)	$(2,890)
Foreign currency translation adjustments	(1)	—
Comprehensive loss	(2,031)	(2,890)
Less: Preferred stock dividends	—	(80)
Comprehensive loss attributable to common stockholders	$(2,031)	$(2,970)

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Series E Convertible Preferred	Number of Common Shares	Common	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Outstanding	Stock	Capital	Deficit	Loss	Equity
Balance at January 1, 2024	$—	13,947,324	$139	$93,463	$(91,956)	$—	$1,646
Share-based compensation	—	—	—	560	—	—	560
Net loss	—	—	—	—	(2,030)		(2,030)
Other comprehensive loss	—	—	—	—	—	(1)	(1)
Balance at March 31, 2024	$—	13,947,324	$139	$94,023	$(93,986)	$(1)	$175

	Series E Convertible Preferred	Number of Common Shares	Common	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Outstanding	Stock	Capital	Deficit	Loss	Deficit
Balance at January 1, 2023	$4,180	12,174,467	$122	$79,698	$(83,011)	$—	$(3,191)
Preferred stock dividends	80	—	—	(80)	—	—	(80)
Conversion of preferred stock for common stock	(209)	31,933	—	209	—	—	209
Issuance of common stock, net of offering costs	—	510,134	5	3,045	—	—	3,050
Share-based compensation	—	—	—	1,840	—	—	1,840
Net loss	—	—	—	—	(2,890)	—	(2,890)
Balance at March 31, 2023	$4,051	12,716,534	$127	$84,712	$(85,901)	$—	$(1,062)

See accompanying notes to unaudited condensed consolidated financial statements

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(2,030)	$(2,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	560	1,840
Depreciation	6	12
Amortization of right-of-use assets	27	27
Changes in operating assets and liabilities:
Accounts receivable	(3)	—
Inventory	6	—
Prepaid research and development	51	8
Prepaid expenses and other current assets	(48)	(12)
Deferred financing costs	—	66
Accounts payable	445	73
Operating lease liability	(27)	(27)
Accrued and other current liabilities	53	(110)
Net cash used in operating activities	(960)	(1,013)

INVESTING ACTIVITIES
Purchases of property, plant, and equipment	—	(9)
Net cash used in investing activities	—	(9)

FINANCING ACTIVITIES
Advance from private placement	301	—
Proceeds from convertible debt – related party	500	—
Proceeds from issuance of common stock	—	3,050
Net cash provided by financing activities	801	3,050
Effect of exchange rate changes on cash	(1)	—
Net (decrease) increase in cash and cash equivalents	(160)	2,028
Cash and cash equivalents at the beginning of the year	432	1,241
Cash and cash equivalents at the end of the period	$272	$3,269

Supplemental disclosure of non-cash activities:
Purchases of property and equipment in accounts payable or accrued expenses	$—	$9
Preferred stock dividends	$—	$80
Conversion of preferred stock into common stock	$—	$209

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Overview

Harvard Apparatus Regenerative Technology, Inc. (Harvard Apparatus Regenerative Technology or the Company) is a biotechnology company with a mission to cure patients of cancers, injuries, and birth defects of the gastro-intestinal tract and the airways. The Company believes its technology is likely to be used to treat esophageal cancer, esophageal injuries, and birth defects in the esophagus. The Company believes additional product candidates in our development pipeline may treat intestinal cancer and colon cancer. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and acquiring operating assets.

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

Longevity Products plans to include a broad range of products focused on personal healthcare including longevity dietary supplements. The Company currently sells longevity supplements through Longevity Products. These products are commercially marketed to the general public and initially targeted at consumers in the Great China Region through eCommerce (online sales).

Going Concern

The Company has incurred substantial operating losses since its inception, and as of March 31, 2024 had an accumulated deficit of approximately $94.0 million and will require additional financing to fund future operations. The Company expects that its operating cash on-hand as of March 31, 2024 of approximately $0.3 million and equity financing of $1.2 million in gross proceeds received subsequent to March 31, 2024 will enable it to fund its operating expenses and capital expenditure requirements into the second quarter of 2024. Therefore, these conditions present risks about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds to fund its operations. In the event the Company is unable to raise additional capital from outside sources during the second quarter of 2024, it may be forced to curtail or cease its operations.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Pronouncements

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying unaudited condensed consolidated financial statements are those set forth in Note 2 to the consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Harvard Apparatus Regenerative Technology and its subsidiaries, Harvard Apparatus Regenerative Technology Limited (Hong Kong), Harvard Apparatus Regenerative Technology (Hangzhou) Limited (China), and Harvard Apparatus Regenerative Technology GmbH (Germany). All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements reflect the Company’s financial position, results of operations and comprehensive loss and cash flows in conformity with accounting principles generally accepted in the United States, or U.S. GAAP. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Revenue

We recognize revenue in accordance with Financial Accounting Standards Board (FASB) ASC 606, Revenue from Contracts with Customers. We offer consumer products primarily through a third-party online store. Revenue is recognized at a point in time when control of the goods is transferred to the customer, which generally occurs upon the delivery to the customer. For any company direct sales to customers, revenue is recognized at a point in time upon shipment of product or hand-delivery to customer. Revenue also excludes any amounts collected on behalf of third parties, including sales and indirect taxes.

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

Cost of Sales

Cost of sales primarily consists of the purchase price of consumer products, taxes, inbound and outbound shipping costs. Shipping costs to receive products from our suppliers are recognized as cost of sales when incurred. E-commerce processing and related transaction costs, including those associated with seller transactions, are classified in sales and marketing on our condensed consolidated statements of operations and comprehensive loss.

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

Segment Information

The Company manages its operations as two separate operating segments for the purposes of assessing performance and making operating decisions. The Company has one operating unit focused on the development and commercialization of therapies to cure patients of cancers, injuries, and birth defects of the gastro-intestinal tract and the airways. The other operating unit is focused on personal healthcare through longevity dietary supplements. We have determined that our chief executive officer is the chief operating decision maker (“CODM”). The CODM reviews financial information presented by operating unit. Resource allocation decisions are made by the CODM based on operating unit results.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company currently invests available cash in money market funds. In March of 2024, the Company received cash advances of approximately $0.3 million from a group of prospective investors pertaining to a potential private placement transaction.

Accounts Receivable

Allowances are provided for estimated amounts of accounts receivable which may not be collected. At March 31, 2024 and December 31, 2023, we determined that no allowance against accounts receivable was necessary.

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

We maintain ownership of our inventory at the third-party warehouse, regardless of whether fulfillment is provided by us or the third-party e-commerce seller, and therefore these products are included in our inventory.

Deferred Financing Costs

We capitalized costs relating to a registered offering that we postponed in fiscal year 2023 but expect to resume in the near future. The costs include payments made to attorneys, accountants, regulators and consultants. Once we complete the registered offering, the deferred financing costs will be reclassified to stockholders’ equity on the condensed consolidated balance sheets to offset the proceeds from the registered offering.

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

Foreign Currency

Assets and liabilities of non-U.S. operations where the functional currency is other than the U.S. dollar are translated from the functional currency into U.S. dollars at year end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Resulting translation adjustments are accumulated as part of accumulated other comprehensive loss. Transaction gains or losses are recognized in income or loss in the period in which they occur.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the if-converted method. For purposes of the diluted net loss per share calculation, warrants to purchase common stock and stock options are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of March 31, 2024, condensed consolidated interim statements of operations and comprehensive loss and stockholders’ equity for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2024, its condensed consolidated results of operations and stockholders’ equity for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are unaudited. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods or any future year or period.

Recently Adopted Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

In August 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes the beneficial conversion separation model for convertible debt. As a result, after adopting the guidance, entities will no longer account for beneficial conversion features in equity. The guidance is effective for public business entities, other than small reporting company’s financial statements starting January 1, 2022, with early adoption permitted. The Company is a small reporting company and adopted the new guidance on January 1, 2024, and the adoption of ASU 2020-06 did not have a material impact on its consolidated financial statements.

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

The Company had no assets or liabilities classified as Level 2 or Level 3 as of March 31, 2024 and December 31, 2023. The carrying value of financial instruments (consisting of cash, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Advisory costs	$376	$325
Audit services	53	70
Payroll	82	79
Other liabilities	17	1
Total accrued and other current liabilities	$528	$475

5. Capital Stock

Preferred Stock

The Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, none of which were outstanding at March 31, 2024 and December 31, 2023. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights.

Common Stock

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

On January 18, 2023, Harvard Bioscience, Inc. converted 200 Series E Preferred Shares with accrued dividends of $9,545 into 31,933 shares of common stock.

Warrants

The Company had 1,113,622 warrants to purchase common stock outstanding as of March 31, 2024 with a weighted-average exercise price of $4.69.

6. Share-Based Compensation

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

As of March 31, 2024, the Company’s Plan has 9,098,000 authorized shares to be issued under the Plan. There were 4,814,120 shares available for issuance as of March 31, 2024.

The following table summarizes information concerning options outstanding and exercisable:

	Amount	Weighted-average exercise price	Weighted-average contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2023	3,977,289	$4.64	7.7	$5,728
Granted	220,640	4.07
Outstanding at March 31, 2024	4,197,929	4.61	7.6	1,332
Options exercisable	2,382,713	4.67	7.08	1,069
Options vested and expected to vest	4,098,511	4.65	7.6	1,278

The Company’s outstanding stock options include 993,835 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. Total unrecognized compensation expense for the performance-based awards is approximately $3.4 million. Expense of $0.04 million has been recognized for these awards for the three months ended March 31, 2024 given that some milestone achievements for these awards have been deemed probable for accounting purposes.

Aggregate intrinsic value for outstanding options as of March 31, 2024 was approximately $1.3 million and calculated as the difference between the Company’s closing stock price of $3.00 per share as of March 28, 2024 and the weighted average exercise price of $4.61. As of March 31, 2024, unrecognized compensation cost related to unvested non-performance-based awards amounted to $3.4 million, which will be recognized over a weighted-average period of 2.0 years.

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing options granted during the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31,
	2024	2023
Risk-free interest rate	3.92%	4.10%
Expected volatility	117.0%	126.6%
Expected term (in years)	5.5 years	5.7 years
Expected dividend yield	—%	—%

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three months ended March 31,
	2024	2023
	(in thousands)
Research and development	$109	$62
General and administrative	451	1,778
Total	$560	$1,840

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

8. Convertible Debt – Related Party

Convertible Debt

On February 1, 2024, the Company entered into a loan arrangement with Junli He, the Chairman and Chief Executive Officer of the Company (the “Lender”), pursuant to which the Lender has agreed to loan the Company an aggregate amount of $500,000 as evidenced by a Bridge Note executed by the Company in favor of, and accepted by, the Lender (the “Bridge Note”). As of March 31, 2024, the Company accrued $6,111 of interest payable on the Bridge Note. The Company evaluated the convertible note for derivative liability treatment and has determined that the Bridge Note did not qualify for derivative accounting treatment as of March 31, 2024.

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

9. Leases

The Company leases laboratory and office space and certain equipment with a remaining term of 1 year.

The laboratory and office space arrangement is under a sublease that was renewed in December of 2022 and currently extends through May 31, 2024. The Company is currently negotiating with the landlord for a three-year lease.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its condensed consolidated balance sheets:

	Balance Sheet Classification	March 31, 2024	December 31, 2023
		(in thousands)
Assets:
Operating lease assets	Right-of-use asset, net	$21	$48
Current Liabilities:
Operating lease liabilities	Operating lease liabilities	$21	$48

The Company recorded operating lease expense in the following categories in its condensed consolidated statements of operations and comprehensive loss:

	Three months ended March 31,
	2024	2023
	(in thousands)
Research and development	$16	$19
General and administrative	11	11
Total	$27	$30

Cash paid included in the computation of the operating lease assets and lease liabilities during the three months ended March 31, 2024 and 2023 amounted to approximately $27,000 and $30,000, respectively.

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

	As of March 31,
	2024	2023
Remaining lease term (in years)	0.26	1.24
Discount rate	14.47%	14.76%

The minimum lease payments for the next year are expected to be as follows:

As of
March 31, 2024
(in thousands)
2024	$22
Total lease payments	22
Less: imputed interest	(1)
Present value of operating lease liabilities	$21

10. Net Loss Per Share

	Three months ended March 31,
	2024	2023
	(in thousands, except shares and per share data)
Net loss	$(2,030)	$(2,890)
Preferred stock dividends	—	(80)
Net loss attributable to common stockholders	$(2,030)	$(2,970)

Basic and diluted weighted average common shares outstanding	13,947,324	12,206,036

Basic and diluted net loss per share attributable to common stockholders	$(0.15)	$(0.24)

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2024 and 2023 because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2024	2023
Options to purchase common stock	4,197,929	2,802,185
Warrants to purchase common stock	1,113,622	1,113,622
Total	5,311,551	3,915,807

11. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2024 and 2023, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2024 and 2023, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

12. Segments

The Company’s CODM is its Chief Executive Officer. The Company’s CODM evaluates the operating results of the Company’s reportable segments based on revenues and net income (loss).

The Company has two operating and reportable segments: i) Regenerative Biotech focused on the development of regenerative medicine treatments with operations currently in the United States and ii) Longevity Products relating to longevity products with operations currently in Asia. The following table presents the Company’s reportable segment results for the three months ended March 31, 2024:

	Regenerative Biotech	Longevity Products	Total
2024
Revenues	$—	$57	$57
Net loss	(1,935)	(95)	(2,030)
Total assets	2,225	190	2,415

13. Subsequent Events

On April 15, 2024, the Company entered into securities purchase agreements (each an “April Purchase Agreement,” collectively the “April Purchase Agreements”) with certain investors each named therein (the “Investor,” collectively the “Investors”) pursuant to which each of the Investors agreed to purchase in a private placement an aggregate of 367,767 shares of common stock for the aggregate purchase price of $1.5 million at a purchase price per unit of $4.03 (the “Private Placement”). Pursuant to the April Purchase Agreements, if the Company closes an equity financing in a registered public offering of its securities on or before six (6) months from the date of the April Purchase Agreements, and the public offering price per share was less than the per share purchase price of the Private Placement, then the Company shall promptly following such closing issue to each Investor additional shares of common stock in an amount equal to the difference between (i) the shares issued in the Private Placement, and (ii) result of dividing (a) the subscription amount for each April Purchase Agreement, by (b) the public offering per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations and our plans, objectives, expectations and intentions that are not historical facts and the potential impact of COVID-19 on our business and operations. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “goals,” “sees,” “estimates,” “projects,” “predicts,” “intends,” “think,” “potential,” “objectives,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include our ability to access debt and equity markets and raise additional funds when needed; the success of our collaborations, clinical trials and pre-clinical development efforts and programs, which success may not be achieved on a timely basis or at all; our ability to obtain and maintain regulatory approval for our implant products, bioreactors, scaffolds and other devices we pursue, including for the esophagus or airway, which approvals may not be obtained on a timely basis or at all; the number of patients who can be treated with our products; the amount and timing of costs associated with our development of implant products, bioreactors, scaffolds and other devices; our failure to comply with regulations and any changes in regulations; unpredictable difficulties or delays in the development of new technology; our collaborators or other third parties we contract with, including with respect to conducting any clinical trial or pre-clinical development efforts, not devoting sufficient time and resources to successfully carry out their duties or meet expected deadlines; our ability to attract and retain qualified personnel and key employees and retain senior management; potential liability exposure with respect to our products; the availability and price of acceptable raw materials and components from third-party suppliers; difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives; increased competition in the field of regenerative medicine and bioengineering, and the financial resources of our competitors; increased competition in the field of longevity products; our ability to obtain and maintain intellectual property protection for our device and product candidates; our inability to implement our growth strategy; the control our principal stockholders can exert based on holding a majority of voting power; plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024 or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

We have contracted with IQVIA, a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry, as the contract research organization (“CRO”) to manage our first clinical trial. We activated the first clinical trial site and started screening patients in the third quarter of 2023. Our product candidates are currently in development and have not yet received regulatory approval for sale anywhere in the world.

In addition to our development of regenerative medicine treatments, we also sell longevity dietary supplements. In the second quarter of 2023, the Company’s subsidiary in Hong Kong, Longevity Products started focusing on longevity products. Longevity Products plans to include a broad range of products focused on personal healthcare including longevity dietary supplements. Longevity Products started selling longevity supplements in the third quarter of 2023. These products are commercially marketed to the general public and initially targeted at consumers in the Great China Region through eCommerce (online sales).

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

Financial Condition and Need for Additional Funds

We expect to continue to incur operating losses and negative cash flows from operations for 2024 and in future years.

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of March 31, 2024 had an accumulated deficit of approximately $94.0 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of March 31, 2024 of approximately $0.3 million and equity financing of $1.2 million in gross proceeds received subsequent to March 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2024. We expect to continue to incur operating losses and negative cash flows from operations for 2024 and in future years. Therefore, as disclosed in Note 1 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional funds to fund our operations. In the event we do not raise additional capital from outside sources before or during the second quarter of 2024, we may be forced to curtail or cease our operations.

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

Components of Operating Loss

Product revenue. Product revenue consists of longevity product sales, launched in the Great China Region in the third quarter of 2023. We had not generated any revenue prior to the launch of our longevity products.

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

Other expense, net. Other expense, net, consists primarily of interest expense on convertible debt and finance charges on insurance installment payments.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates under different assumptions or conditions.

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

Results of Operations

The following table summarizes the results of our operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,		Change 2024 vs. 2023
	2024	2023	Change	%
Product revenue	$57	$—	$57	100%

Operating expenses
Cost of sales	12	—	12	100%
Research and development	840	509	331	65%
Sales and marketing	115	—	115	100%
General and administrative	1,111	2,378	(1,267)	(53)%
Total operating expenses	2,078	2,887	(809)	(28)%

Other expense
Other expense, net	(9)	(3)	(6)	200%
Net loss	$(2,030)	$(2,890)	$(860)	(30)%

Comparison of the three months ended March 31, 2024 and March 31, 2023

Product Revenue

Product revenue was $57,000 and zero for the three months ended March 31, 2024 and 2023, respectively. Product revenue consists of longevity product sales, launched in the Great China Region in the third quarter of 2023. We had not generated any revenue prior to the launch of our longevity products.

Cost of Sales

Cost of sales was $12,000 and zero for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, cost of sales consists of the purchase price of consumer products, taxes, inbound and outbound shipping costs.

Research and Development Expense

Research and development expense increased approximately $0.3 million, or 65%, to approximately $0.8 million for the three months ended March 31, 2024 as compared to approximately $0.5 million for the three months ended March 31, 2023. This increase was primarily due to the addition of preclinical trial activities to increase our product pipeline and increased clinical trial activities for the three months ended March 31, 2024.

Sales and Marketing Expense

HRGN Limited launched its longevity products business in the third quarter of 2023 so there were no prior comparable period costs. Selling and marketing expense was $0.1 million for the three months ended March 31, 2024 as compared to zero for the three months ended March 31, 2023.

General and Administrative Expense

General and administrative expense decreased approximately $1.3 million, or 53%, to approximately $1.1 million for the three months ended March 31, 2024 as compared to approximately $2.4 million for the three months ended March 31, 2023. This decrease was primarily due to one-time share-based compensation expense of $1.5 million from the vesting of performance-based awards in the first quarter of 2023.

Other expense, net

During the three months ended March 31, 2024, we recorded interest expense of approximately $6,000 on convertible debt and approximately $3,000 on insurance installment payments. During the three months ended March 31, 2023, we recorded interest expense of approximately $3,000 on insurance installment payments.

Liquidity and Capital Resources

Sources of liquidity. We have incurred operating losses since inception, and as of March 31, 2024, we had an accumulated deficit of approximately $94.0 million. We are currently investing significant resources in the development and commercialization of our product candidates for use by clinicians and researchers in the fields of regenerative medicine and bioengineering. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future. Therefore, as disclosed in Note 1 to our Consolidated Financial Statements, these conditions raise substantial doubt about our ability to continue as a going concern.

The following table sets forth the primary uses of cash for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(960)	$(1,013)
Net cash used by investing activities	$—	$(9)
Net cash provided by financing activities	$801	$3,050

Comparison of the three months ended March 31, 2024 and 2023

Operating activities. Net cash used in operating activities of approximately $1.0 million for the three months ended March 31, 2024 was due primarily to our net loss of approximately $2.0 million offset by adjustments for non-cash items of approximately $0.5 million due to non-cash expenses for share-based compensation and depreciation, and an approximately $0.5 million increase to cash from changes in working capital due to the timing of payments for accounts receivable, inventory, prepaid expenses, deferred financing costs, long-term prepaid contracts, accounts payable and accrued expenses.

Net cash used in operating activities of approximately $1.0 million for the three months ended March 31, 2023 was due primarily to our net loss of approximately $2.9 million offset by adjustments for non-cash items of approximately $1.9 million due to non-cash expenses for share-based compensation and depreciation.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2024 and 2023 totaled approximately zero and $9,000, respectively, and represented purchases of property, plant and equipment.

Financing activities. Net cash generated from financing activities during the three months ended March 31, 2024 of approximately $0.8 million consisted of net proceeds of $0.5 million received from debt financing and $0.3 million from a group of prospective investors pertaining to the private placement transaction closing on April 15, 2024. Net cash generated from financing activities during the three months ended March 31, 2023 of approximately $3.1 million consisted of net proceeds received from a private placement transaction that resulted in the issuance of 510,134 shares of our common stock at a purchase price of $6.00 per share to a group of investors.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of March 31, 2024.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon the evaluation described above, our principal executive officer and our principal financial and accounting officer have concluded that they believe our disclosure controls and procedures were effective as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial and accounting officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended March 31, 2024. During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. There are no such matters pending that we expect to be material in relation to our business, financial condition, and results of operations or cash flows.

Item 1A. Risk Factors

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 28, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

In the three months ended March 31, 2024, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.2#

Third Amended and Restated Equity Incentive Plan, as amended (previously filed as exhibit to the Company’s Quarterly Report on Form 10-Q, filed on November 13, 2023, and incorporated by reference thereto).

10.3	Bridge Note dated as of February 1, 2024, by Harvard Apparatus Regenerative Technology, Inc. in favor of Junli He (previously filed as an exhibit to the Current Report on Form 8-K, filed on February 6, 2024, and incorporated herein by reference).

31.1+	Certification of Chief Executive Officer, Director, and Chairman of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Director, and Chairman of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

#	Management contract or compensatory plan or arrangement.

+	Filed herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: May 13, 2024

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

By:	/s/ Junli He
Name:	Junli He
Title:	Chief Executive Officer, Director, and Chairman (principal executive officer)

By:	/s/ Joseph L.Damasio Jr.
Name:	Joseph L. Damasio Jr.
Title:	Chief Financial Officer (principal financial officer)

