Form 10-Q
period 2024-06-30
Harvard Apparatus Regenerative Technology, Inc.
filed 2024-08-13
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, there were 14,530,091 shares of common stock, par value $0.01 per share, outstanding.

Harvard Apparatus Regenerative Technology, Inc.

(formerly Biostage, Inc.)

Form 10-Q

For the Quarter Ended June 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$139	$432
Accounts receivable	—	4
Inventory	60	50
Prepaid research and development	343	210
Prepaid expenses and other current assets	114	87
Total current assets	656	783
Property, plant and equipment, net	14	25
Right-of-use assets, net	68	48
Deferred financing costs	—	544
Long-term prepaid contracts	992	1,214
Total assets	$1,730	$2,614

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$752	$445
Accrued and other current liabilities	700	475
Convertible debt – related party	500	—
Operating lease liability	40	48
Total current liabilities	1,992	968
Operating lease liability, net of current portion	28	—
Total liabilities	2,020	1,411

Commitments and contingencies (Note 7)

Stockholders’ (deficit) equity:
Common stock, par value $0.01 per share, 60,000,000 shares authorized; 14,315,091 and 13,947,324 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	143	139
Additional paid-in capital	96,073	93,463
Accumulated deficit	(96,484)	(91,956)
Accumulated other comprehensive loss	(22)	—
Total stockholders’ (deficit) equity	(290)	1,646
Total liabilities and stockholders’ (deficit) equity	$1,730	$2,614

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Product revenue	$56	$—	$113	$—

Operating expenses:
Cost of sales	13	—	25	—
Research and development	642	1,566	1,482	2,075
Sales and marketing	197	55	312	55
General and administrative	1,685	1,030	2,796	3,408
Total operating expenses	2,537	2,651	4,615	5,538

Operating loss	(2,481)	(2,651)	(4,502)	(5,538)

Other (expense) income, net:
Other (expense) income, net	(17)	37	(26)	34

Net loss	(2,498)	(2,614)	(4,528)	(5,504)
Preferred stock dividends	—	3	—	(77)
Net loss attributable to common stockholders	$(2,498)	$(2,611)	$(4,528)	$(5,581)

Basic and diluted net loss per share attributable to common stockholders	$(0.18)	$(0.19)	$(0.32)	$(0.43)
Weighted average common shares outstanding, basic and diluted	14,258,511	13,785,657	14,102,918	13,000,211

Comprehensive loss:
Net loss	$(2,498)	$(2,614)	$(4,528)	$(5,504)
Foreign currency translation adjustments	(21)	—	(22)	—
Comprehensive loss	(2,519)	(2,614)	(4,550)	(5,504)
Less: Preferred stock dividends	—	3	—	(77)
Comprehensive loss attributable to common stockholders	$(2,519)	$(2,611)	$(4,550)	$(5,581)

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share data)

	Series E Convertible Preferred	Number of Common Shares	Common	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Stock	Outstanding	Stock	Capital	Deficit	Loss	(Deficit)
Balance at April 1, 2024	$—	13,947,324	$139	$94,023	$(93,986)	$(1)	$175
Share-based compensation	—	—	—	572	—	—	572
Issuance of common stock	—	367,767	4	1,478	—	—	1,482
Net loss	—	—	—	—	(2,498)	—	(2,498)
Other comprehensive loss	—	—	—	—	—	(21)	(21)
Balance at June 30, 2024	$—	14,315,091	$143	$96,073	$(96,484)	$(22)	$(290)

	Series E Convertible Preferred	Number of Common Shares	Common	Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Stock	Outstanding	Stock	Capital	Deficit	Equity
Balance at April 1, 2023	$4,051	12,716,534	$127	$84,712	$(85,901)	$(1,062)
Preferred stock dividends	(3)	—	—	3	—	3
Conversion of preferred stock for common stock	(4,048)	674,693	7	4,041	—	4,048
Issuance of common stock, net of offering costs	—	490,833	5	2,937	—	2,942
Share-based compensation expense	—	—	—	479	—	479
Net loss	—	—	—	—	(2,614)	(2,614)
Balance at June 30, 2023	$—	13,882,060	$139	$92,172	$(88,515)	$3,796

	Series E Convertible Preferred	Number of Common Shares	Common	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Stock	Outstanding	Stock	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2024	$—	13,947,324	$139	$93,463	$(91,956)	$—	$1,646
Share-based compensation	—	—	—	1,132	—	—	1,132
Issuance of common stock	—	367,767	4	1,478	—	—	1,482
Net loss	—	—	—	—	(4,528)	—	(4,528)
Other comprehensive loss	—	—	—	—	—	(22)	(22)
Balance at June 30, 2024	$—	14,315,091	$143	$96,073	$(96,484)	$(22)	$(290)

	Series E Convertible Preferred	Number of Common Shares	Common	Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Stock	Outstanding	Stock	Capital	Deficit	Equity
Balance at January 1, 2023	$4,180	12,174,467	$122	$79,698	$(83,011)	$(3,191)
Preferred stock dividends	77	—	—	(77)	—	(77)
Conversion of preferred stock for common stock	(4,257)	706,626	7	4,250	—	4,257
Issuance of common stock, net of offering costs	—	1,000,967	10	5,982	—	5,992
Share-based compensation expense	—	—	—	2,319	—	2,319
Net loss	—	—	—	—	(5,504)	(5,504)
Balance at June 30, 2023	$—	13,882,060	$139	$92,172	$(88,515)	$3,796

See accompanying notes to unaudited condensed consolidated financial statements

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(4,528)	$(5,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,132	2,319
Depreciation	11	23
Amortization of operating lease right-of-use assets	55	57
Changes in operating assets and liabilities:
Accounts receivable	4	—
Inventory	(10)	—
Prepaid research and development	(133)	15
Prepaid expenses and other current assets	(27)	—
Deferred financing costs	544	66
Long-term prepaid contracts	222	(62)
Accounts payable	307	(310)
Operating lease liability	(55)	(57)
Accrued and other current liabilities	225	894
Net cash used in operating activities	(2,253)	(2,559)

INVESTING ACTIVITIES
Purchases of short-term investments	—	(2,523)
Purchases of property, plant, and equipment	—	(11)
Net cash used in investing activities	—	(2,534)

FINANCING ACTIVITIES
Proceeds from convertible debt – related party	500	—
Proceeds from issuance of common stock	1,482	5,992
Net cash provided by financing activities	1,982	5,992
Effect of exchange rate changes on cash	(22)	—
Net (decrease) increase in cash and cash equivalents	(293)	899
Cash and cash equivalents at the beginning of the year	432	1,241
Cash and cash equivalents at the end of the period	$139	$2,140

Supplemental disclosure of non-cash activities:
Purchases of property and equipment in accounts payable or accrued expenses	$—	$5
Preferred stock dividends	$—	$77
Conversion of preferred stock into common stock	$—	$4,257

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

Going Concern

The Company has incurred substantial operating losses since its inception, and as of June 30, 2024, had an accumulated deficit of approximately $96.5 million and will require additional financing to fund future operations. The Company expects that its operating cash on-hand as of June 30, 2024 of approximately $0.1 million and equity financing of $0.4 million in gross proceeds received subsequent to June 30, 2024 will enable it to fund its operating expenses and capital expenditure requirements into the third quarter of 2024. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional capital to fund its current operations. In the event the Company is unable to raise additional capital from outside sources during the third quarter of 2024, it may be forced to curtail or cease its operations.

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

The Company’s operations will be adversely affected if it is unable to raise or obtain needed funding and may materially affect the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and therefore, the unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classifications of liabilities that may result from the outcome of this uncertainty.

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

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. “Selling and marketing” operating expenses was reclassified from “Selling, general and administrative” operating expenses on our unaudited condensed consolidated financial statements.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Harvard Apparatus Regenerative Technology and its subsidiaries, Harvard Apparatus Regenerative Technology Limited (Hong Kong), Harvard Apparatus Regenerative Technology (Hangzhou) Limited (China), and Harvard Apparatus Regenerative Technology GmbH (Germany). All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements reflect the Company’s financial position, results of operations and comprehensive loss and cash flows in conformity with accounting principles generally accepted in the United States, or U.S. GAAP. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Accounts Receivable

Allowances for credit losses are provided for estimated amounts of accounts receivable which may not be collected. At June 30, 2024 and December 31, 2023, we determined that no allowance for credit losses against accounts receivable was necessary.

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

Deferred Financing Costs

We capitalized costs relating to a registered offering that we postponed in fiscal year 2023 but expected to resume in the near future. The costs include payments made to attorneys, accountants, regulators and consultants. We have changed our outlook and do not expect to complete the registered offering in fiscal year 2024, therefore, the deferred financing costs were expensed to general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive loss for the quarter ended June 30, 2024.

Long-term Prepaid Contracts

We have contracted with partners relating to our clinical trial activities. Upon execution of the contracts, we made initial payments of $1.2 million as deposits recorded as long-term assets and will be applied against final invoices which are more than a year away. The deposits will be recorded as expense when the clinical trial is substantially completed. Costs for the clinical trial activities throughout our clinical trial under these contracts are recognized as expense and payable based on costs incurred. Our clinical trial partner applied $0.2 million of the $1.2 million deposits against outstanding invoices in July 2024 so we reclassified the $0.2 million as current assets as of June 30, 2024.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of June 30, 2024, condensed consolidated interim statements of operations and comprehensive loss and condensed consolidated statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2024, its condensed consolidated results of operations and stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are unaudited. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods or any future year or period.

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

The Company had no assets or liabilities classified as Level 2 or Level 3 as of June 30, 2024 and December 31, 2023. The carrying value of financial instruments (consisting of cash, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments. For the six months ended June 30, 2023, the Company had short-term investments generating investment income. Investment income is included as other income. Investment income for the three months ended June 30, 2024 and June 30, 2023 consists primarily of interest earned of $0 and $41,000, respectively. Investment income for the six months ended June 30, 2024 and June 30, 2023 consists of interest earned of $0 and $41,000, respectively.

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Advisory costs	$402	$325
Audit services	77	70
Payroll	156	79
Other liabilities	65	1
Total accrued and other current liabilities	$700	$475

5. Capital Stock

Preferred Stock

The Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share, none of which were outstanding at June 30, 2024 and December 31, 2023. The Company’s Board of Directors has the authority to issue preferred stock and to determine the rights, preferences, privileges, and restrictions, including voting rights.

Common Stock

On April 15, 2024, the Company entered into securities purchase agreements (each an “April Purchase Agreement,” collectively the “April Purchase Agreements”) with certain investors each named therein (the “Investor,” collectively the “Investors”) pursuant to which each of the Investors agreed to purchase in a private placement an aggregate of 367,767 shares of common stock for the aggregate gross proceeds of approximately $1.5 million at a purchase price per unit of $4.03 (the “2024 Private Placement”).

Pursuant to the April Purchase Agreements, if the Company closes an equity financing in a registered public offering of its securities on or before six (6) months from the date of the April Purchase Agreements, and the public offering price per share was less than the per share purchase price of the 2024 Private Placement, then the Company shall promptly following such closing issue to each Investor additional shares of common stock in an amount equal to the difference between (i) the shares issued in the 2024 Private Placement, and (ii) result of dividing (a) the subscription amount for each April Purchase Agreement, by (b) the public offering per share.

On April 12, 2023 and on March 31, 2023, the Company entered into Securities Purchase Agreements, each a Purchase Agreement, with new and existing investors, the Investors, pursuant to which the Investors agreed to purchase in a private placement an aggregate of 1,000,967 shares of common stock for the aggregate purchase price of approximately $6 million with a purchase price per unit of $6.00 (the “2023 Private Placement”).

On January 18, 2023, Harvard Bioscience converted 200 Series E Preferred Shares with accrued dividends of $9,545 into 31,933 shares of common stock.

In connection with the 2023 Private Placement, as of April 12, 2023, the Company had received $6.0 million in aggregate proceeds in such private placement. The 2023 Private Placement resulted in gross proceeds of at least $4,000,000 which triggered the mandatory conversion of all the Company’s outstanding Series E Preferred Stock and related accrued dividends into shares of common stock at a conversion price of $6.00 per share. The conversion resulted in 674,693 shares of common stock being issued to the holder of the Series E Preferred Stock. Following such conversion, there are no shares of Series E Preferred Stock outstanding.

Warrants

The Company had 1,113,622 warrants to purchase common stock outstanding as of June 30, 2024 with a weighted-average exercise price of $4.69.

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

As of June 30, 2024, the Company’s Plan has 9,098,000 authorized shares to be issued under the Plan. There were 4,672,994 shares available for issuance as of June 30, 2024.

The following table summarizes information concerning options outstanding and exercisable:

	Amount	Weighted-average exercise price	Weighted-average contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2023	3,977,289	$4.64	7.7	$5,728
Granted	361,766	3.62
Outstanding at June 30, 2024	4,339,055	4.56	7.4	1,169
Options exercisable	2,489,412	4.69	6.9	948
Options vested and expected to vest	4,239,637	4.59	7.4	1,122

The Company’s outstanding stock options include 993,835 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. Total unrecognized compensation expense for the performance-based awards is approximately $3.4 million. The Company recognized approximately $0.04 million and $0.08 million in stock-based compensation during the three and six months ended June 30, 2024 given that some milestone achievements for these awards have been deemed probable for accounting purposes. No expense had been recognized for these awards during the three and six months ended June 30, 2023 given that the milestone achievements for these awards were not probable at the time for accounting purposes.

Aggregate intrinsic value for outstanding options as of June 30, 2024 was approximately $1.2 million and calculated as the difference between the Company’s closing stock price of $2.92 per share as of June 28, 2024 and the weighted average exercise price of $4.56. As of June 30, 2024, unrecognized compensation cost related to unvested non-performance-based awards amounted to $3.2 million, which will be recognized over a weighted-average period of 1.7 years.

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing options granted during the six months ended June 30, 2024 and 2023 were as follows:

	Six months ended June 30,
	2024	2023
Risk-free interest rate	4.07%	3.76%
Expected volatility	116.86%	126.16%
Expected term (in years)	5.4 years	5.9 years
Expected dividend yield	—%	—%

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Research and development	$110	$51	$219	$113
General and administrative	462	428	913	2,206
Total	$572	$479	$1,132	$2,319

7. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. There are no such matters pending that the Company expects to be material in relation to its business, financial condition, results of operations, or cash flows.

On March 25, 2024, the Company entered into an operating lease agreement for office space in Beijing, China for the period from April 1, 2024 through April 10, 2026 (the “Office Lease”). Our total Office Lease obligation is $81,352, consisting of minimum annual rental obligations of $30,507 for fiscal year 2024, $40,676 for fiscal year 2025 and $10,169 for fiscal year 2026.

We currently have a co-development initiative with Yale University and the McGowan Institute for Regenerative Medicine at the University of Pittsburgh. We owe advance payments of approximately $100,000 and $61,000, respectively at June 30, 2024. We plan to make these advance payments in the third quarter of 2024. The universities started preparatory work in 2023 with substantial work being performed in 2024. Either party can terminate the contract with reasonable notice and any incurred costs will be reimbursed by us to the universities.

8. Convertible Debt – Related Party

Convertible Debt

On February 1, 2024, the Company entered into a loan arrangement with Junli He, the Chairman and Chief Executive Officer of the Company (the “Lender”), pursuant to which the Lender loaned the Company an aggregate amount of $500,000 as evidenced by a Bridge Note executed by the Company in favor of, and accepted by, the Lender (the “Bridge Note”). As of June 30, 2024, the Company accrued $16,222 of interest payable on the Bridge Note. The Company evaluated the convertible note for derivative liability treatment and has determined that the components of the Bridge Note did not qualify for derivative accounting treatment as of June 30, 2024.

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

The laboratory and office space arrangement in Holliston, MA is under a sublease that was renewed in December of 2022. The sublease is currently on a month-to-month basis until August 31, 2024. The Company is currently negotiating with the landlord for a three-year lease starting September 1, 2024.

On March 25, 2024, the Company entered into an operating lease agreement for office space in Beijing, China for the period from April 1, 2024 through April 10, 2026. We recorded approximately $75,000 as a right-of-use asset and a corresponding operating lease liability on the Company’s unaudited condensed consolidated balance sheets upon the accounting commencement date in April 1, 2024. The lease liability was measured at the accounting commencement date utilizing a 8% discount rate. The right-of-use asset had a balance of $65,000 at June 30, 2024. The operating lease obligations totaled $65,000 at June 30, 2024 of which $40,000 is included under current liabilities and $25,000 is included under non-current liabilities.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its condensed consolidated balance sheets:

	Balance Sheet Classification	June 30, 2024	December 31, 2023

Assets:
Operating lease assets	Right-of-use assets, net	$68	$48
Liabilities:
Current portion of operating lease liability	Current portion of operating lease liability	40	48
Operating lease liability, net of current portion	Operating lease liability, net of current portion	28	—
Total operating lease liability		$68	$48

The Company recorded operating lease expense in the following categories in its condensed consolidated statements of operations and comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development	$12	$17	$28	$35
Sales and marketing	9	—	9	—
General and administrative	7	11	18	22
Total	$28	$28	$55	$57

Cash paid included in the computation of the operating lease assets and lease liability during the three and six months ended June 30, 2024 amounted to approximately $28,000 and $55,000, respectively. Cash paid included in the computation of the operating lease assets and lease liability during the three and six months ended June 30, 2023 amounted to approximately $28,000 and $57,000, respectively.

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

	As of June 30,
	2024	2023
Remaining lease term (in years)	1.70	0.88
Discount rate	8.19%	12.78%

The minimum lease payments for the next year are expected to be as follows:

As of
June 30, 2024
(in thousands)
2024	$23
2025	41
2026	10
Total lease payments	74
Less: imputed interest	(6)
Present value of operating lease liability	$68

10. Net Loss Per Share

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net loss	$(2,498)	$(2,614)	$(4,528)	$(5,504)
Preferred stock dividends	—	3	—	(77)
Net loss attributable to common stockholders	$(2,498)	$(2,611)	$(4,528)	$(5,581)

Basic and diluted weighted average common shares outstanding	14,258,511	13,785,657	14,102,918	13,000,211

Basic and diluted net loss per share attributable to common stockholders	$(0.18)	$(0.19)	$(0.32)	$(0.43)

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the six months ended June 30, 2024 and 2023 because including them would have had an anti-dilutive effect:

	Six months ended June 30,
	2024	2023
Options to purchase common stock	4,339,055	3,786,900
Warrants to purchase common stock	1,113,622	1,113,622
Total	5,452,677	4,900,522

11. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the six months ended June 30, 2024 and 2023, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2024 and 2023, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

12. Segments

The Company’s CODM is its Chief Executive Officer. The Company’s CODM evaluates the operating results of the Company’s reportable segments based on revenues and net income (loss).

The Company has two operating and reportable segments: i) Regenerative Biotech focused on the development of regenerative medicine treatments with operations currently in the United States and ii) Longevity Products relating to longevity products with operations currently in Asia. The following table presents the Company’s reportable segment results for the six months ended June 30, 2024:

	Regenerative Biotech	Longevity Products	Total
2024
Revenues	$—	$113	$113
Net loss	(4,255)	(273)	(4,528)
Total assets	1,456	274	1,730

13. Subsequent Events

On various dates between July 8, 2024 and ending on July 31, 2024, common stock warrants were exercised for an aggregate issuance of 215,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share, resulting in gross proceeds to the Company of $430,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations and our plans, objectives, expectations and intentions that are not historical facts and the potential impact of COVID-19 on our business and operations. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “goal,” “see,” “estimate,” “project,” “predict,” “intend,” “think,” “potential,” “objective,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include our ability to access debt and equity markets and raise additional capital when needed; the success of our collaborations, clinical trials and pre-clinical development efforts and programs, which success may not be achieved on a timely basis or at all; our ability to obtain and maintain regulatory approval for our implant products, bioreactors, scaffolds and other devices we pursue, including for the esophagus or airway, which approvals may not be obtained on a timely basis or at all; the number of patients who can be treated with our products; the amount and timing of costs associated with our development of implant products, bioreactors, scaffolds and other devices; our failure to comply with regulations and any changes in regulations; unpredictable difficulties or delays in the development of new technology; our collaborators or other third parties we contract with, including with respect to conducting any clinical trial or pre-clinical development efforts, not devoting sufficient time and resources to successfully carry out their duties or meet expected deadlines; our ability to attract and retain qualified personnel and key employees and retain senior management; potential liability exposure with respect to our products; the availability and price of acceptable raw materials and components from third-party suppliers; difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives; increased competition in the field of regenerative medicine and bioengineering, and the financial resources of our competitors; increased competition in the field of longevity products; our ability to obtain and maintain intellectual property protection for our device and product candidates; our inability to implement our growth strategy; the control our principal stockholders can exert based on holding a majority of voting power; plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024 or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

We have encountered delays in patient recruitment for our ongoing clinical trial, driven by several factors, including the existing comorbid conditions for clinical trial participants, the stringent eligibility criteria required by FDA for our studies, and logistical difficulties in enrolling participants across various sites.

Although we are actively implementing strategies to mitigate these challenges, such as increasing the number of trial sites and enhancing patient outreach efforts, there is a risk that these measures may not completely resolve the recruitment issues. Our product candidates are currently in development and have not yet received regulatory approval for sale anywhere in the world.

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

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of June 30, 2024 had an accumulated deficit of approximately $96.5 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of June 30, 2024 of approximately $0.1 million and equity financing of $0.4 million in gross proceeds received subsequent to June 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. We expect to continue to incur operating losses and negative cash flows from operations for 2024 and in future years. Therefore, as disclosed in Note 1 to our unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional capital to fund our current operations. In the event we do not raise additional capital from outside sources during the third quarter of 2024, we may be forced to curtail or cease our operations.

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

Our operations will be adversely affected if we are unable to raise or obtain needed funding and may materially affect our ability to continue as a going concern. Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and therefore, the unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classifications of liabilities that may result from the outcome of this uncertainty.

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

Other (expense) income, net. Other (expense) income, net, consists primarily of interest expense on convertible debt and finance charges on insurance installment payments offset by interest income.

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

While our significant accounting policies are discussed in more detail in Note 2 to our unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following table summarizes the results of our operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Change 2024 vs. 2023		Six months ended June 30,		Change 2024 vs. 2023
	2024	2023	Change	%	2024	2023	Change	%
Product revenue	$56	$—	$56	100%	$113	$—	$113	100%

Operating expenses
Cost of sales	13	—	13	100%	25	—	25	100%
Research and development	642	1,566	(924)	(59)%	1,482	2,075	(593)	(29)%
Sales and marketing	197	55	142	258%	312	55	257	467%
General and administrative	1,685	1,030	655	64%	2,796	3,408	(612)	(18)%
Total operating expenses	2,537	2,651	(114)	(4)%	4,615	5,538	(923)	(17)%

Other (expense) income
Other (expense) income, net	(17)	37	(54)	(146)%	(26)	34	(60)	(177)%
Net loss	$(2,498)	$(2,614)	$116	4%	$(4,528)	$(5,504)	$976	18%

Comparison of the three months ended June 30, 2024 and June 30, 2023

Product Revenue

Product revenue was $56,000 and zero for the three months ended June 30, 2024 and 2023, respectively. Product revenue consists of longevity product sales, launched in the Great China Region in the third quarter of 2023. We had not generated any revenue prior to the launch of our longevity products.

Cost of Sales

Cost of sales was $13,000 and zero for the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024, cost of sales consists of the purchase price of consumer products, taxes, inbound and outbound shipping costs.

Research and Development Expense

Research and development expense decreased approximately $0.9 million, or 59%, to approximately $0.6 million for the three months ended June 30, 2024 as compared to approximately $1.5 million for the three months ended June 30, 2023. This decrease was primarily due to significant initial clinical trial activities in the prior period resulting in our first site activation in the third quarter of 2023.

Sales and Marketing Expense

Selling and marketing expense was $0.2 million for the three months ended June 30, 2024 as compared to $0.06 million for the three months ended June 30, 2023. The increase is from increased headcount-related costs.

General and Administrative Expense

General and administrative expense increased approximately $0.7 million, or 64%, to approximately $1.7 million for the three months ended June 30, 2024 as compared to approximately $1.0 million for the three months ended June 30, 2023. This increase was primarily due to the recording of expense in the current period of one-time offering costs of $0.5 million relating to the initial registered offering that did not occur in a prior year.

Other (expense) income, net

During the three months ended June 30, 2024, we recorded interest expense of approximately $10,000 on convertible debt and approximately $7,000 on insurance installment payments. During the three months ended June 30, 2023, we recorded interest income of approximately $41,000 earned from our money market account and certificate of deposit offset by approximately $4,000 on insurance installment payments.

Comparison of the six months ended June 30, 2024 and June 30, 2023

Product Revenue

Product revenue was $113,000 and zero for the six months ended June 30, 2024 and 2023, respectively. Product revenue consists of longevity product sales, launched in the Asia region in the third quarter of 2023. We had not generated any revenue prior to the launch of our longevity products.

Cost of Sales

Cost of sales was $25,000 and zero for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, cost of sales consists of the purchase price of consumer products, taxes, inbound and outbound shipping costs.

Research and Development Expense

Research and development expense decreased approximately $0.6 million, or 29%, to approximately $1.5 million for the six months ended June 30, 2024 as compared to approximately $2.1 million for the six months ended June 30, 2023. This decrease was primarily due to significant initial clinical trial activities in the prior period resulting in our first site activation in the third quarter of 2023.

Sales and Marketing Expense

Selling and marketing expense was $0.3 million for the six months ended June 30, 2024 as compared to $0.06 million for the six months ended June 30, 2023.

General and Administrative Expense

General and administrative expense decreased approximately $0.6 million, or 18%, to approximately $2.8 million for the six months ended June 30, 2024 as compared to approximately $3.4 million for the six months ended June 30, 2023. This decrease was primarily due to share-based compensation expense of $1.3 million from the vesting of performance based awards in the first half of 2023 offset by the recording of expense in the current period of one-time offering costs of $0.5 million relating to the initial registered offering that did not occur in a prior year.

Other (expense) income, net

During the six months ended June 30, 2024, we recorded interest expense of approximately $16,000 on convertible debt and approximately $10,000 on insurance installment payments. During the six months ended June 30, 2023, we recorded interest income of approximately $41,000 earned from our money market account and certificate of deposit offset by approximately $7,000 on insurance installment payments.

Liquidity and Capital Resources

Sources of liquidity. We have incurred operating losses since inception, and as of June 30, 2024, we had an accumulated deficit of approximately $96.5 million. We are currently investing significant resources in the development and commercialization of our product candidates for use by clinicians and researchers in the fields of regenerative medicine and bioengineering. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future. Therefore, as disclosed in Note 1 to our unaudited Condensed Consolidated Financial Statements, these conditions raise substantial doubt about our ability to continue as a going concern.

The following table sets forth the primary uses of cash for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(2,253)	$(2,559)
Net cash used by investing activities	$—	$(2,534)
Net cash provided by financing activities	$1,982	$5,992

Comparison of the six months ended June 30, 2024 and 2023

Operating activities. Net cash used in operating activities of approximately $2.3 million for the six months ended June 30, 2024 was due primarily to our net loss of approximately $4.5 million offset by adjustments for non-cash items of approximately $1.1 million due to non-cash expenses for share-based compensation and depreciation, and an approximately $1.1 million increase to cash from changes in working capital due to the timing of payments for accounts receivable, inventory, prepaid expenses, deferred financing costs, long-term prepaid contracts, accounts payable and accrued expenses.

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

Investing activities. Net cash used in investing activities included purchases of property, plant and equipment for the six months ended June 30, 2024 and 2023 representing approximately zero and $11,000, respectively. During the six months ended June 30, 2023, we invested in a certificate of deposit for $2.5 million that earned $23,000 in interest. The certificate of deposit matured in October 2023.

Financing activities. Net cash generated from financing activities during the six months ended June 30, 2024 of approximately $2.0 million consisted of net proceeds of $0.5 million received from debt financing and $1.5 million from private placement transaction that resulted in the issuance of 367,767 shares of our common stock at a purchase price of $4.03 per share to a group of investors. Net cash generated from financing activities during the six months ended June 30, 2023 of approximately $6.0 million consisted of net proceeds received from private placement transactions that resulted in the issuance of 1,000,967 shares of our common stock at a purchase price of $6.00 per share to a group of investors.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of June 30, 2024.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon the evaluation described above, our principal executive officer and our principal financial and accounting officer have concluded that they believe our disclosure controls and procedures were effective as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial and accounting officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended June 30, 2024. During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

In the three months ended June 30, 2024, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index
3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Registration Statement on Form 10-12B, filed on July 31, 2013, and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as exhibit to the Current Report on Form 8-K, filed on March 31, 2016, and incorporated herein by reference.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as exhibit to the Annual Report on Form 10-K, filed on March 17, 2017, and incorporated herein by reference).

3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock classifying and designating the Series A Junior Participating Cumulative Preferred Stock (previously filed as exhibit to the Registration Statement on Form 8-A, filed on October 31, 2013, and incorporated herein by reference).

3.5	Certificate of Designation of Series B Convertible Preferred Stock classifying and designating the Series B Convertible Preferred Stock (previously filed as an exhibit to the Current Report on Form 8-K, filed on February 12, 2015, and incorporated by reference thereto).

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as exhibit to the Current Report on Form 8-K, filed on April 27, 2017, and incorporated herein by reference).

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock classifying and designating the Series C Convertible Preferred Stock (previously filed as an exhibit to the Current Report on Form 8-K, filed on August 17, 2017, and incorporated by reference thereto).

3.8	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock (previously filed as an exhibit to the Current Report on Form 8-K, filed on August 17, 2017, and incorporated by reference thereto).

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as exhibit to the Current Report on Form 8-K, filed on December 22, 2017, and incorporated herein by reference).

3.10	Certificate of Designations, Preferences, Rights and Limitations of Series D Convertible Preferred Stock classifying and designating the Series D Convertible Preferred Stock (previously filed as an exhibit to the Current Report on Form 8-K, filed on January 3, 2018, and incorporated by reference thereto).

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as exhibit to the Current Report on Form 8-K, filed on May 28, 2019, and incorporated herein by reference).

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Current Report on Form 8-K, filed on July 20, 2023, and incorporated herein by reference).

3.13	Third Amended and Restated Bylaws (previously filed as an exhibit to the Current Report on Form 8-K, filed on July 20, 2023, and incorporated herein by reference).

10.1	Form of Securities Purchase Agreement (previously filed as an exhibit to the Current Report on Form 8-K, filed on April 17, 2024, and incorporated herein by reference).

31.1+	Certification of Chief Executive Officer, Director, and Chairman of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Director, and Chairman of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

#	Management contract or compensatory plan or arrangement.

+	Filed herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: August 13, 2024

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

By:	/s/ Junli He
Name:	Junli He
Title:	Chief Executive Officer, Director, and Chairman (principal executive officer)

By:	/s/ Joseph L.Damasio Jr.
Name:	Joseph L. Damasio Jr.
Title:	Chief Financial Officer (principal financial officer)

