Form 10-Q
period 2024-09-30
Harvard Apparatus Regenerative Technology, Inc.
filed 2024-11-13
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, there were 15,918,979 shares of common stock, par value $0.01 per share, outstanding.

Harvard Apparatus Regenerative Technology, Inc.

(formerly Biostage, Inc.)

Form 10-Q

For the Quarter Ended September 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,593	$432
Accounts receivable	1	4
Inventory	113	50
Prepaid research and development	121	210
Prepaid expenses and other current assets	146	87
Total current assets	3,974	783
Property, plant and equipment, net	13	25
Right-of-use assets, net	318	48
Deferred financing costs	—	544
Long-term prepaid contracts	1,006	1,214
Total assets	$5,311	$2,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$507	$445
Accrued and other current liabilities	635	475
Operating lease liability	105	48
Total current liabilities	1,247	968
Operating lease liability, net of current portion	224	—
Total liabilities	1,471	968

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, par value $0.01 per share, 60,000,000 shares authorized; 15,918,979 and 13,947,324 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	159	139
Additional paid-in capital	102,049	93,463
Accumulated deficit	(98,344)	(91,956)
Accumulated other comprehensive loss	(24)	—
Total stockholders’ equity	3,840	1,646
Total liabilities and stockholders’ equity	$5,311	$2,614

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Product revenue	$59	$40	$172	$40

Operating expenses:
Cost of sales	70	13	95	13
Research and development	557	339	2,039	2,414
Sales and marketing	143	143	455	198
General and administrative	1,148	1,169	3,944	4,577
Total operating expenses	1,918	1,664	6,533	7,202

Operating loss	(1,859)	(1,624)	(6,361)	(7,162)

Other (expense) income, net:
Other (expense) income, net	(1)	9	(27)	43

Net loss	(1,860)	(1,615)	(6,388)	(7,119)
Preferred stock dividends	—	—	—	(77)
Net loss attributable to common stockholders	$(1,860)	$(1,615)	$(6,388)	$(7,196)

Basic and diluted net loss per share attributable to common stockholders	$(0.12)	$(0.12)	$(0.44)	$(0.54)
Weighted average common shares outstanding, basic and diluted	15,017,591	13,882,060	14,410,034	13,297,391

Comprehensive loss:
Net loss	$(1,860)	$(1,615)	$(6,388)	$(7,119)
Foreign currency translation adjustments	(2)	—	(24)	—
Comprehensive loss	(1,862)	(1,615)	(6,412)	(7,119)
Less: Preferred stock dividends	—	—	—	(77)
Comprehensive loss attributable to common stockholders	$(1,862)	$(1,615)	$(6,412)	$(7,196)

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

(in thousands, except share data)

	Series E Convertible Preferred	Number of Common Shares	Common	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ (Deficit)
	Stock	Outstanding	Stock	Capital	Deficit	Loss	Equity
Balance at July 1, 2024	$—	14,315,091	$143	$96,073	$(96,484)	$(22)	$(290)
Share-based compensation	—	—	—	562	—	—	562
Issuance of common stock	—	1,388,888	14	4,986	—	—	5,000
Issuance of common stock from exercise of warrants		215,000	2	428			430
Net loss	—	—	—	—	(1,860)	—	(1,860)
Other comprehensive loss	—	—	—	—	—	(2)	(2)
Balance at September 30, 2024	$—	15,918,979	$159	$102,049	$(98,344)	$(24)	$3,840

	Number of Common Shares	Common	Additional Paid-in	Accumulated	Total Stockholders’
	Outstanding	Stock	Capital	Deficit	Equity
Balance at July 1, 2023	13,882,060	$139	$92,172	$(88,515)	$3,796
Share-based compensation expense	—	—	535	—	535
Net loss	—	—	—	(1,615)	(1,615
Balance at September 30, 2023	13,882,060	$139	$92,707	$(90,130)	$2,716

	Series E Convertible Preferred	Number of Common Shares	Common	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Stock	Outstanding	Stock	Capital	Deficit	Loss	Equity
Balance at January 1, 2024	$—	13,947,324	$139	$93,463	$(91,956)	$—	$1,646
Share-based compensation	—	—	—	1,694	—	—	1,694
Issuance of common stock	—	1,756,655	18	6,464	—	—	6,482
Issuance of common stock from exercise of warrants		215,000	2	428			430
Net loss	—	—	—	—	(6,388)	—	(6,388)
Other comprehensive loss	—	—	—	—	—	(24)	(24)
Balance at September 30, 2024	$—	15,918,979	$159	$102,049	$(98,344)	$(24)	$3,840

	Series E Convertible Preferred	Number of Common Shares	Common	Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Stock	Outstanding	Stock	Capital	Deficit	Equity
Balance at January 1, 2023	$4,180	12,174,467	$122	$79,698	$(83,011)	$(3,191)
Preferred stock dividends	77	—	—	(77)	—	(77)
Conversion of preferred stock for common stock	(4,257)	706,626	7	4,250	—	4,257
Issuance of common stock, net of offering costs	—	1,000,967	10	5,982	—	5,992
Share-based compensation expense	—	—	—	2,854	—	2,854
Net loss	—	—	—	—	(7,119)	(7,119)
Balance at September 30, 2023	$—	13,882,060	$139	$92,707	$(90,130)	$2,716

See accompanying notes to unaudited condensed consolidated financial statements

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(6,388)	$(7,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,694	2,854
Depreciation	12	29
Amortization of operating lease right-of-use assets	128	44
Changes in operating assets and liabilities:
Accounts receivable	3	(3)
Inventory	(63)	(56)
Prepaid research and development	89	64
Prepaid expenses and other current assets	(59)	(41)
Deferred financing costs	544	66
Long-term prepaid contracts	208	(1,214)
Accounts payable	62	(258)
Operating lease liability	(117)	(44)
Accrued and other current liabilities	160	(43)
Net cash used in operating activities	(3,727)	(5,721)

INVESTING ACTIVITIES
Purchases of short-term investments	—	(2,523)
Redemption of short-term investments		1,291
Purchases of property, plant, and equipment	—	(11)
Net cash used in investing activities	—	(1,243)

FINANCING ACTIVITIES
Proceeds from convertible debt – related party	500	—
Proceeds from issuance of common stock	6,482	5,992
Proceeds from exercise of warrants	430	—
Payments on convertible debt – related party	(500)	—
Net cash provided by financing activities	6,912	5,992
Effect of exchange rate changes on cash	(24)	—
Net increase (decrease) in cash and cash equivalents	3,161	(972)
Cash and cash equivalents at the beginning of the year	432	1,241
Cash and cash equivalents at the end of the period	$3,593	$269

Supplemental disclosure of non-cash activities:
Purchases of property and equipment in accounts payable or accrued expenses	$—	$3
Preferred stock dividends	$—	$77
Conversion of preferred stock into common stock	$—	$4,257

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

Consumer Health Products

In the second quarter of 2023, the Company’s subsidiary in Hong Kong, Harvard Apparatus Regenerative Technology Limited, or Consumer Health Products, started focusing on sales of consumer health products.

Consumer Health Products plans to include a broad range of products focused on personal healthcare including dietary supplements. The Company currently sells dietary supplements through Consumer Health Products. These products are commercially marketed to the general public and initially targeted at consumers in the Great China Region through eCommerce (online sales).

Going Concern

The Company has incurred substantial operating losses since its inception, and as of September 30, 2024, had an accumulated deficit of approximately $98.3 million and will require additional financing to fund future operations. The Company expects that its operating cash on-hand as of September 30, 2024 of approximately $3.6 million will enable it to fund its operating expenses and capital expenditure requirements into the second quarter of 2025. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional capital to fund its current operations. In the event the Company is unable to raise additional capital from outside sources during the first quarter of 2025, it may be forced to curtail or cease its operations.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Pronouncements

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying condensed consolidated financial statements are those set forth in Note 2 to the condensed consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K.

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

Basis of Presentation

The condensed consolidated financial statements reflect the Company’s financial position, results of operations and comprehensive loss and cash flows in conformity with accounting principles generally accepted in the United States, or U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Segment Information

The Company manages its operations as two separate operating segments for the purposes of assessing performance and making operating decisions. The Company has one operating unit focused on the development and commercialization of therapies to cure patients of cancers, injuries, and birth defects of the gastro-intestinal tract and the airways. The other operating unit is focused on personal healthcare through dietary supplements. We have determined that our chief executive officer is the chief operating decision maker (“CODM”). The CODM reviews financial information presented by operating unit. Resource allocation decisions are made by the CODM based on operating unit results.

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

Accounts Receivable

Allowances for credit losses are provided for estimated amounts of accounts receivable which may not be collected. At September 30, 2024 and December 31, 2023, we determined that no allowance for credit losses against accounts receivable was necessary.

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

Deferred Financing Costs

We capitalized costs relating to a registered offering that we postponed in fiscal year 2023 but expected to resume in the near future. The costs include payments made to attorneys, accountants, regulators and consultants. We have changed our outlook and do not expect to complete the registered offering in fiscal year 2024, therefore, the deferred financing costs were expensed to general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024.

Long-term Prepaid Contracts

We have contracted with partners relating to our clinical trial activities. Upon execution of the contracts, we made initial payments of $1.2 million as deposits recorded as long-term assets and will be applied against final invoices which are more than a year away. The deposits will be recorded as expense when the clinical trial is substantially completed. Costs for the clinical trial activities throughout our clinical trial under these contracts are recognized as expense and payable based on costs incurred. Our clinical trial partner applied $0.2 million of the $1.2 million deposits against outstanding invoices in July 2024 so $1.0 million is remaining as deposits.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the if-converted method. For purposes of the diluted net loss per share calculation, warrants to purchase the Company’s common stock, par value $0.01 per share ( the “Common Stock”) and stock options are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of September 30, 2024, condensed consolidated interim statements of operations and comprehensive loss and condensed consolidated statements of stockholders’ (deficit) equity for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2024, its condensed consolidated results of operations and stockholders’ (deficit) equity for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are unaudited. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods or any future year or period.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

In August 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes the beneficial conversion separation model for convertible debt. As a result, after adopting the guidance, entities will no longer account for beneficial conversion features in equity. The guidance is effective for public business entities, other than small reporting company’s financial statements starting January 1, 2022, with early adoption permitted. The Company is a small reporting company and adopted the new guidance on January 1, 2024, and the adoption of ASU 2020-06 did not have a material impact on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The objective of ASU 2023-09 is to enhance disclosures related to income taxes, including specific thresholds for inclusion within the tabular disclosure of income tax rate reconciliation and specified information about income taxes paid. ASU 2023-09 is effective for public companies starting in annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that ASU 2023-09 will have on its condensed consolidated financial statements.

In November 2023, the FASB issued ASU Number 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker(s) that are included within each reported measure of segment profit or loss. The guidance also expands disclosure requirements for interim periods, as well as requires disclosure of other segment items, including the title and position of the entity’s chief operations decision maker(s). ASU 2023-07 will become effective for the Company for the fiscal year ending December 31, 2024, and for interim periods starting in the Company’s first quarter of 2025. Early adoption is permitted, and guidance is required to be applied retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2023-07 on its condensed consolidated financial statements.

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

The Company had no assets or liabilities classified as Level 2 or Level 3 as of September 30, 2024 and December 31, 2023. The carrying value of financial instruments (consisting of cash, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments. For the nine months ended September 30, 2023, the Company had short-term investments generating investment income. Investment income is included as other income. Investment income for the three months ended September 30, 2024 and September 30, 2023 consists primarily of interest earned of $0 and $18,000, respectively. Investment income for the nine months ended September 30, 2024 and September 30, 2023 consists of interest earned of $0 and $59,000, respectively.

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Advisory costs	$377	$325
Audit services	87	70
Payroll	110	79
Other liabilities	61	1
Total accrued and other current liabilities	$635	$475

5. Capital Stock

Preferred Stock

The Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share (the “Preferred Stock”), none of which were outstanding at September 30, 2024 and December 31, 2023. The Company’s Board of Directors (the “Board”) has the authority to issue Preferred Stock and to determine the rights, preferences, privileges, and restrictions, including voting rights.

Common Stock

On August 19, 2024, the Company entered into a securities purchase agreement (“August Purchase Agreement”) with an investor (the “August Investor”) pursuant to which the August Investor agreed to purchase in a private placement an aggregate of 1,388,888 shares of Common Stock for the aggregate purchase price of approximately $5.0 million and a purchase price per share of $3.60 (the “August Private Placement”).

The August Purchase Agreement required the Company to increase the size of the Board by one member, to appoint a designee selected by the August Investor to the Board, and to take certain actions to ensure that the designee remains on the Board. The Company also agreed to use its reasonable best efforts to obtain approval from its stockholders at the next annual meeting of stockholders to amend the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to eliminate classification of directors and to amend the Charter and the Company’s Third Amended and Restated Bylaws to permit special stockholder meetings to be called by holders of at least 35% of the Company’s voting power.

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

Pursuant to the April Purchase Agreements, if the Company closes an equity financing in a registered public offering of its securities on or before six (6) months from the date of the April Purchase Agreements, and the public offering price per share was less than the per share purchase price of the 2024 Private Placement, then the Company shall promptly following such closing issue to each Investor additional shares of Common Stock in an amount equal to the difference between (i) the shares issued in the 2024 Private Placement, and (ii) result of dividing (a) the subscription amount for each April Purchase Agreement, by (b) the public offering per share. As of October 15, 2024, the Company had not completed an equity financing through a registered public offering of its securities since April 15, 2024.

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

Warrants

The Company had 898,622 warrants to purchase Common Stock outstanding as of September 30, 2024 with a weighted-average exercise price of $5.33. The following table summarizes Common Stock warrant activity for the nine months ended September 30, 2024:

Amount
Outstanding at December 31, 2023	1,113,622
Exercised	(215,000)
Outstanding at September 30, 2024	898,622

6. Share-Based Compensation

Harvard Apparatus Regenerative Technology Amended and Restated Equity Incentive Plan

The Company maintains the Amended and Restated Equity Incentive Plan, or the Plan, for the benefit of certain officers, employees, non-employee directors, and other key persons (including consultants and advisory board members). All options and awards granted under the Plan consist of shares of Common Stock. The Company’s policy is to issue stock available from its registered but unissued stock pool through its transfer agent to satisfy stock option exercises and the vesting of restricted stock units. The vesting period for awards is generally four years and the contractual life is ten years. Canceled and forfeited options and awards are available to be reissued under the Plan.

As of September 30, 2024, the Company’s Plan has 9,098,000 authorized shares to be issued under the Plan. There were 4,665,796 shares available for issuance as of September 30, 2024.

The following table summarizes information concerning options outstanding and exercisable:

	Amount	Weighted-average exercise price	Weighted-average contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2023	3,977,289	$4.64	7.7	$5,728
Granted	368,964	3.63
Outstanding at September 30, 2024	4,346,253	4.56	7.4	8,297
Options exercisable	2,662,589	4.69	6.9	5,776
Options vested and expected to vest	4,246,835	4.59	7.4	4,247

The Company’s outstanding stock options include 993,835 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. Total unrecognized compensation expense for the performance-based awards is approximately $3.3 million. The Company recognized approximately $0.02 million and $0.10 million in stock-based compensation during the three and nine months ended September 30, 2024 given that some milestone achievements for these awards have been deemed probable for accounting purposes. No expense had been recognized for these awards during the three and nine months ended September 30, 2023 given that the milestone achievements for these awards were not probable at the time for accounting purposes.

Aggregate intrinsic value for outstanding options as of September 30, 2024 was approximately $8.3 million and calculated as the difference between the Company’s closing stock price of $5.68 per share as of September 30, 2024 and the weighted average exercise price of $4.56. As of September 30, 2024, unrecognized compensation cost related to unvested non-performance-based awards amounted to $2.8 million, which will be recognized over a weighted-average period of 1.5 years.

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing options granted during the nine months ended September 30, 2024 and 2023 were as follows:

	Nine months ended September 30,
	2024	2023
Risk-free interest rate	4.06%	3.82%
Expected volatility	116.88%	125.38%
Expected term (in years)	5.4 years	5.8 years
Expected dividend yield	—%	—%

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Research and development	$95	$69	$314	$182
General and administrative	467	466	1,380	2,672
Total	$562	$535	$1,694	$2,854

7. Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal proceedings arising in the ordinary course of business. There are no such matters pending that the Company expects to be material in relation to its business, financial condition, results of operations, or cash flows.

On March 25, 2024, the Company entered into an operating lease agreement for office space in Beijing, China for the period from April 1, 2024 through April 10, 2026 (the “Office Lease”). The Company terminated its office lease in Beijing, China at the end of October 2024 without a penalty or any further obligation.

On August 12, 2024, the Company entered into an operating lease agreement for approximately 10,629 square feet of office, research and development and light manufacturing space located in Holliston, MA (the “HQ Lease”). The space will continue to serve as the Company’s corporate headquarters and manufacturing facility. The term of the HQ lease ends on August 31, 2027.

We currently have a co-development initiative with Yale University and the McGowan Institute for Regenerative Medicine at the University of Pittsburgh. We owe advance payments of approximately $100,000 and $61,000, respectively at September 30, 2024, with the $100,000 advance payment paid to Yale University in October 2024. We plan to make the remaining advance payment by the end of 2024. The universities started preparatory work in 2023 with substantial work being performed in 2024. Either party can terminate the contract with reasonable notice and any incurred costs will be reimbursed by us to the universities.

8. Convertible Debt – Related Party

Convertible Debt

On February 1, 2024, the Company entered into a loan arrangement with Junli He, the Chairman and Chief Executive Officer of the Company (the “Lender”), pursuant to which the Lender loaned the Company an aggregate amount of $500,000 as evidenced by a Bridge Note executed by the Company in favor of, and accepted by, the Lender (the “Bridge Note”). The Bridge Note accrued interest at an annual fixed rate of 8%. The principal balance and accrued interest of $22,889 on the Bridge Note were settled in full in cash on August 29, 2024. The Company evaluated the convertible note for derivative liability treatment and has determined that the components of the Bridge Note did not qualify for derivative accounting treatment.

9. Leases

The Company leases laboratory and office space and certain equipment with a remaining term of 1 year.

On August 12, 2024, the Company entered into the HQ Lease, an operating lease agreement for laboratory and office space in Holliston, MA, with an initial three-year term from September 1, 2024 through August 31, 2027. The Company accounts for the HQ Lease under the provisions of ASU No. 2021-09, ASU 2018-10, and ASC 842. We recorded approximately $323,000 as a right-of-use asset and a corresponding operating lease liability on the Company’s condensed consolidated balance sheets upon the accounting commencement date on September 1, 2024. The lease liability was measured at the accounting commencement date utilizing a 13.3% discount rate. The right-of-use asset had a balance of $315,455 at September 30, 2024. The operating lease obligations totaled $326,406 at September 30, 2024 of which $101,939 is included under current liabilities and $224,467 is included under non-current liabilities.

The HQ Lease contains escalating payments during the lease term. Upon execution of the HQ Lease, the Company paid a security deposit, which will be held in escrow and credited at the termination of the lease. As of September 30, 2024, a security deposit of approximately $14,000 was included in long-term prepaid contracts on the Company’s condensed consolidated balance sheet related to the HQ Lease.

On March 25, 2024, the Company entered into an operating lease agreement for office space in Beijing, China with an initial two-year term from April 1, 2024 through April 10, 2026. We recorded approximately $75,000 as a right-of-use asset and a corresponding operating lease liability on the Company’s condensed consolidated balance sheets upon the accounting commencement date on April 1, 2024. The lease liability was measured at the accounting commencement date utilizing a 8% discount rate. The right-of-use asset had a balance of $3,000 at September 30, 2024. The operating lease obligations included under current liabilities totaled $3,000 at September 30, 2024. The Company terminated its office lease in Beijing, China at the end of October 2024 without a penalty or any further obligation.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its condensed consolidated balance sheets:

	Balance Sheet Classification	September 30, 2024	December 31, 2023

Assets:
Operating lease assets	Right-of-use assets, net	$318	$48
Liabilities:
Current portion of operating lease liability	Current portion of operating lease liability	105	48
Operating lease liability, net of current portion	Operating lease liability, net of current portion	224	—
Total operating lease liability		$329	$48

The Company recorded operating lease expense in the following categories in its condensed consolidated statements of operations and comprehensive loss:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development	$17	$17	$47	$51
Sales and marketing	10	5	20	5
General and administrative	13	11	38	33
Total	$40	$33	$105	$89

Cash paid included in the computation of the operating lease assets and lease liability during the three and nine months ended September 30, 2024 amounted to approximately $40,000 and $105,000, respectively. Cash paid included in the computation of the operating lease assets and lease liability during the three and nine months ended September 30, 2023 amounted to approximately $33,000 and $89,000, respectively.

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

	As of September 30,
	2024	2023
Remaining lease term (in years)	2.90	0.66
Discount rate	13.24%	12.77%

The minimum lease payments for the next year are expected to be as follows:

As of
September 30, 2024
(in thousands)
2024	$45
2025	129
2026	133
2027	90
Total lease payments	397
Less: imputed interest	(68)
Present value of operating lease liability	$329

10. Net Loss Per Share

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net loss	$(1,860)	$(1,615)	$(6,388)	$(7,119)
Preferred stock dividends	—	—	—	(77)
Net loss attributable to common stockholders	$(1,860)	$(1,615)	$(6,388)	$(7,196)

Basic and diluted weighted average common shares outstanding	15,017,591	13,882,060	14,410,034	13,297,391

Basic and diluted net loss per share attributable to common stockholders	$(0.12)	$(0.12)	$(0.44)	$(0.54)

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the nine months ended September 30, 2024 and 2023 because including them would have had an anti-dilutive effect:

	Nine months ended September 30,
	2024	2023
Options to purchase Common Stock	4,346,253	4,044,504
Warrants to purchase Common Stock	898,622	1,113,622
Total	5,244,875	5,158,126

11. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the nine months ended September 30, 2024 and 2023, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2024 and 2023, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

12. Segments

The Company’s CODM is its Chief Executive Officer. The Company’s CODM evaluates the operating results of the Company’s reportable segments based on revenues and net income (loss).

The Company has two operating and reportable segments: i) Regenerative Biotech focused on the development of regenerative medicine treatments with operations currently in the United States and ii) Consumer Health Products relating to consumer health products with operations currently in Asia. The following table presents the Company’s reportable segment results for the nine months ended September 30, 2024:

	Regenerative Biotech	Consumer Health Products	Total
2024
Revenues	$—	$172	$172
Net loss	(5,937)	(451)	(6,388)
Total assets	4,958	353	5,311

13. Subsequent Events

In October 2024, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with Health Regen, Inc. (“Health Regen”), of Pittsfield, MA. Pursuant to the Distribution Agreement the Company granted Health Regen exclusive distribution rights to all of our Consumer Health Products globally. The initial term of the Distribution Agreement is from November 1, 2024 through December 31, 2030.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations and our plans, objectives, expectations and intentions that are not historical facts and the potential impact of COVID-19 on our business and operations. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “goal,” “see,” “estimate,” “project,” “predict,” “intend,” “think,” “potential,” “objective,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include our ability to access debt and equity markets and raise additional capital when needed; the success of our collaborations, clinical trials and pre-clinical development efforts and programs, which success may not be achieved on a timely basis or at all; our ability to obtain and maintain regulatory approval for our implant products, bioreactors, scaffolds and other devices we pursue, including for the esophagus or airway, which approvals may not be obtained on a timely basis or at all; the number of patients who can be treated with our products; the amount and timing of costs associated with our development of implant products, bioreactors, scaffolds and other devices; our failure to comply with regulations and any changes in regulations; unpredictable difficulties or delays in the development of new technology; our collaborators or other third parties we contract with, including with respect to conducting any clinical trial or pre-clinical development efforts, not devoting sufficient time and resources to successfully carry out their duties or meet expected deadlines; our ability to attract and retain qualified personnel and key employees and retain senior management; potential liability exposure with respect to our products; the availability and price of acceptable raw materials and components from third-party suppliers; difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives; increased competition in the field of regenerative medicine and bioengineering, and the financial resources of our competitors; increased competition in the field of consumer health products; our ability to obtain and maintain intellectual property protection for our device and product candidates; our inability to implement our growth strategy; the control our principal stockholders can exert based on holding a majority of voting power; plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024 or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

In addition to our development of regenerative medicine treatments, we also sell dietary supplements. In the second quarter of 2023, the Company’s subsidiary in Hong Kong, Consumer Health Products started focusing on consumer health products. Consumer Health Products plans to include a broad range of products focused on personal healthcare including dietary supplements. Consumer Health Products started selling consumer health supplements in the third quarter of 2023. These products are commercially marketed to the general public and initially targeted at consumers in the Great China Region through eCommerce (online sales).

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

Business Segments

The Company has two separate reportable segments. The Company has one segment, Harvard Apparatus Regenerative Technology, Inc., or Regenerative Biotech, focused on the development and commercialization of therapies to cure patients of cancers, injuries, and birth defects of the gastro-intestinal tract and the airways. The other segment, Consumer Health Products, is focused on personal healthcare including dietary supplements.

Financial Condition and Need for Additional Funds

We expect to continue to incur operating losses and negative cash flows from operations for 2024 and in future years.

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of September 30, 2024, had an accumulated deficit of approximately $98.3 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of September 30, 2024 of approximately $3.6 million will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We expect to continue to incur operating losses and negative cash flows from operations for 2024 and in future years. Therefore, as disclosed in Note 1 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional capital to fund our current operations. In the event we do not raise additional capital from outside sources during the first quarter of 2025, we may be forced to curtail or cease our operations.

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

Components of Operating Loss

Product revenue. Product revenue consists of consumer health product sales, launched in the Great China Region in the third quarter of 2023. We had not generated any revenue prior to the launch of our consumer health products.

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

Results of Operations

The following table summarizes the results of our operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Change 2024 vs. 2023		Nine months ended September 30,		Change 2024 vs. 2023
	2024	2023	Change	%	2024	2023	Change	%
Product revenue	$59	$40	$19	48%	$172	$40	$132	330%

Operating expenses
Cost of sales	70	13	57	439%	95	13	82	631%
Research and development	557	339	218	64%	2,039	2,414	(375)	(16)%
Sales and marketing	143	143	—	—%	455	198	257	130%
General and administrative	1,148	1,169	(21)	(2)%	3,944	4,577	(633)	(14)%
Total operating expenses	1,918	1,664	254	15%	6,533	7,202	(669)	(9)%

Other (expense) income
Other (expense) income, net	(1)	9	(10)	(111)%	(27)	43	(70)	(163)%
Net loss	$(1,860)	$(1,615)	$(245)	(15)%	$(6,388)	$(7,119)	$731	10%

Comparison of the three months ended September 30, 2024 and September 30, 2023

Product Revenue

Product revenue was $59,000 and $40,000 for the three months ended September 30, 2024 and 2023, respectively. Product revenue consists of consumer health product sales, launched in the Great China Region in the third quarter of 2023. We had not generated any revenue prior to the launch of our consumer health products.

Cost of Sales

Cost of sales was $70,000 and $13,000 for the three months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024, cost of sales consists of the purchase price of consumer products, taxes, inbound and outbound shipping costs. The gross profit margin on our products decreased primarily due to discounted sales aimed at achieving market penetration for our newly introduced product.

Research and Development Expense

Research and development expense increased approximately $0.2 million, or 64%, to approximately $0.5 million for the three months ended September 30, 2024 as compared to approximately $0.3 million for the three months ended September 30, 2023. This increase was primarily due to significant initial clinical trial activities in the prior period resulting in our first site activation in the third quarter of 2023.

Sales and Marketing Expense

Selling and marketing expense was $0.2 million for the three months ended September 30, 2024 and 2023. The headcount related costs stayed steady over the prior period.

General and Administrative Expense

General and administrative expense decreased approximately $0.02 million, or 2%, to approximately $1.1 million for the three months ended September 30, 2024 as compared to approximately $1.2 million for the three months ended September 30, 2023. This decrease was primarily due to reduced legal fees incurred during the current quarter.

Other (expense) income, net

During the three months ended September 30, 2024, we recorded interest expense of approximately $7,000 on convertible debt and approximately $4,000 on insurance installment payments offset by interest income of approximately $9,000 earned from our money market account. During the three months ended September 30, 2023, we recorded interest income of approximately $18,000 earned from our money market account and certificate of deposit offset by approximately $4,000 on insurance installment payments. In 2023, we refunded $5,000 of a deposit not utilized, which was recorded as sublease income in 2022.

Comparison of the nine months ended September 30, 2024 and September 30, 2023

Product Revenue

Product revenue was $172,000 and $40,000 for the nine months ended September 30, 2024 and 2023, respectively. Product revenue consists of consumer health product sales, launched in the Asia region in the third quarter of 2023. Sales grew as a result of broadening our distribution channels to access a larger consumer base.

Cost of Sales

Cost of sales was $95,000 and $13,000 for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, cost of sales consists of the purchase price of consumer products, taxes, inbound and outbound shipping costs. The cost of sales in 2024 reflects nine months of activity, following the product’s launch in the Asia region during the third quarter of 2023.

Research and Development Expense

Research and development expense decreased approximately $0.4 million, or 15%, to approximately $2.0 million for the nine months ended September 30, 2024 as compared to approximately $2.4 million for the nine months ended September 30, 2023. This decrease was primarily due to significant initial clinical trial activities in the prior period resulting in our first site activation in the third quarter of 2023.

Sales and Marketing Expense

Selling and marketing expense was $0.5 million for the nine months ended September 30, 2024 as compared to $0.02 million for the nine months ended September 30, 2023. The Consumer Health Products business was launched in the Asia region in the third quarter of 2023.

General and Administrative Expense

General and administrative expense decreased approximately $0.6 million, or 14%, to approximately $3.9 million for the nine months ended September 30, 2024 as compared to approximately $4.6 million for the nine months ended September 30, 2023. This decrease was primarily due to share-based compensation expense of $1.3 million from the vesting of performance based awards in the first half of 2023 offset by the recording of expense in the current period of one-time offering costs of $0.5 million relating to the initial registered offering that did not occur in a prior year.

Other (expense) income, net

During the nine months ended September 30, 2024, we recorded interest expense of approximately $23,000 on convertible debt and approximately $13,000 on insurance installment payments offset by interest income of approximately $9,000 earned from our money market account. During the nine months ended September 30, 2023, we recorded interest income of approximately $59,000 earned from our money market account and certificate of deposit offset by approximately $11,000 on insurance installment payments. In 2023, we refunded $5,000 of a deposit not utilized, which was recorded as sublease income in 2022.

Liquidity and Capital Resources

Sources of liquidity. We have incurred operating losses since inception, and as of September 30, 2024, we had an accumulated deficit of approximately $98.3 million. We are currently investing significant resources in the development and commercialization of our product candidates for use by clinicians and researchers in the fields of regenerative medicine and bioengineering. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future. Therefore, as disclosed in Note 1 to our Condensed Consolidated Financial Statements, these conditions raise substantial doubt about our ability to continue as a going concern.

The following table sets forth the primary uses of cash for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(3,727)	$(5,721)
Net cash used by investing activities	$—	$(1,243)
Net cash provided by financing activities	$6,912	$5,992

Comparison of the nine months ended September 30, 2024 and 2023

Operating activities. Net cash used in operating activities of approximately $3.7 million for the nine months ended September 30, 2024 was due primarily to our net loss of approximately $6.4 million offset by adjustments for non-cash items of approximately $1.7 million due to non-cash expenses for share-based compensation and depreciation, and an approximately $1.0 million increase to cash from changes in working capital due to the timing of payments for accounts receivable, inventory, prepaid expenses, deferred financing costs, long-term prepaid contracts, accounts payable and accrued expenses.

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

Investing activities. Net cash used in investing activities included purchases of property, plant and equipment for the nine months ended September 30, 2024 and 2023 representing approximately zero and $11,000, respectively. During the nine months ended September 30, 2023, we invested in a certificate of deposit for $2.5 million that earned $32,000 in interest. We withdrew $1.3 million from the certificate of deposit prior to the maturity date to pay clinical trial related deposits. The certificate of deposit matured in October 2023 with the remaining $1.2 million released from short-term investments into cash and cash equivalents.

Financing activities. During the nine months ended September 30, 2024, net cash generated from financing activities totaled approximately $6.9 million. This included net proceeds of $0.5 million from debt financing, $0.4 million from stock warrant exercises, and $6.5 million from private placement transactions, which resulted in the issuance of 1,756,655 shares of our Common Stock to a group of investors. The $0.5 million in debt was repaid in August 2024. In comparison, net cash generated from financing activities during the nine months ended September 30, 2023, was approximately $6.0 million, primarily from private placement transactions that resulted in the issuance of 1,000,967 shares of our Common Stock to a group of investors.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of September 30, 2024.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon the evaluation described above, our principal executive officer and our principal financial and accounting officer have concluded that they believe our disclosure controls and procedures were effective as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial and accounting officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended September 30, 2024. During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

In the three months ended September 30, 2024, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index
3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Registration Statement on Form 10-12B, filed on July 31, 2013, and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as exhibit to the Current Report on Form 8-K, filed on March 31, 2016, and incorporated herein by reference.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as exhibit to the Annual Report on Form 10-K, filed on March 17, 2017, and incorporated herein by reference).

3.4	Certificate of Designations, Preferences and Rights of Series A Preferred Stock classifying and designating the Series A Junior Participating Cumulative Preferred Stock (previously filed as exhibit to the Registration Statement on Form 8-A, filed on October 31, 2013, and incorporated herein by reference).

3.5	Certificate of Designation of Series B Convertible Preferred Stock classifying and designating the Series B Convertible Preferred Stock (previously filed as an exhibit to the Current Report on Form 8-K, filed on February 12, 2015, and incorporated by reference thereto).

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as exhibit to the Current Report on Form 8-K, filed on April 27, 2017, and incorporated herein by reference).

3.7	Certificate of Designations, Preferences, Rights and Limitations of Series C Convertible Preferred Stock classifying and designating the Series C Convertible Preferred Stock (previously filed as an exhibit to the Current Report on Form 8-K, filed on August 17, 2017, and incorporated by reference thereto).

3.8	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock (previously filed as an exhibit to the Current Report on Form 8-K, filed on August 17, 2017, and incorporated by reference thereto).

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as exhibit to the Current Report on Form 8-K, filed on December 22, 2017, and incorporated herein by reference).

3.10	Certificate of Designations, Preferences, Rights and Limitations of Series D Convertible Preferred Stock classifying and designating the Series D Convertible Preferred Stock (previously filed as an exhibit to the Current Report on Form 8-K, filed on January 3, 2018, and incorporated by reference thereto).

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as exhibit to the Current Report on Form 8-K, filed on May 28, 2019, and incorporated herein by reference).

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Current Report on Form 8-K, filed on July 20, 2023, and incorporated herein by reference).

3.13	Third Amended and Restated Bylaws (previously filed as an exhibit to the Current Report on Form 8-K, filed on July 20, 2023, and incorporated herein by reference).

10.1	Form of Securities Purchase Agreement (previously filed as an exhibit to the Current Report on Form 8-K, filed on April 17, 2024, and incorporated herein by reference).

10.2	Securities Purchase Agreement (previously filed as an exhibit to the Current Report on Form 8-K, filed on August 21, 2024, and incorporated herein by reference).

31.1+	Certification of Chief Executive Officer, Director, and Chairman of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Director, and Chairman of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of Harvard Apparatus Regenerative Technology, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

#	Management contract or compensatory plan or arrangement.

+	Filed herewith.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by undersigned thereunto duly authorized.

Date: November 13, 2024

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

By:	/s/ Junli He
Name:	Junli He
Title:	Chief Executive Officer, Director, and Chairman (principal executive officer)

By:	/s/ Joseph L.Damasio Jr.
Name:	Joseph L. Damasio Jr.
Title:	Chief Financial Officer (principal financial officer)

