Form 10-K
period 2024-12-31
Harvard Apparatus Regenerative Technology, Inc.
filed 2025-03-31
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2024 was approximately $28.3 million based on the closing sale price on that date of $2.92. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

At March 24, 2025, there were 15,918,979 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2025 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K for the fiscal year ended December 31, 2024 (this “Form 10-K”). Except with respect to information specifically incorporated by reference in this Form 10-K, such Proxy Statement is not deemed to be filed as part hereof.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2024

INDEX

i

Forward-Looking Statements

This Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), each as amended. The forward-looking statements are principally, but not exclusively, contained in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expect,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “project,” “predict,” “intend,” “think,” “continue,” “potential,” “likely,” “permit,” “objectives,” “optimistic,” “new,” “goal,” “target,” “strategy” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 22 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause these differences. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information. Harvard Apparatus Regenerative Technology, Inc. is referred to herein as “we,” “our,” “us,” and “the Company.”

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

We are collaborating with Principal Investigator Dr. Lishuang Ma at the Capital Institute of Pediatrics in Beijing, China, to advance our Cellspan esophageal implant product candidate through an Investigator-Initiated Trial targeting pediatric patients with Esophageal Atresia (EA). This strategic collaboration aims to generate robust safety and efficacy data regarding the use of our Cellspan implant in infants, thereby accelerating the regulatory pathway and expediting the initiation of clinical trials in the United States. We anticipate that the clinical insights and data derived from this partnership will significantly enhance our product development efforts, facilitating timely regulatory interactions and ultimately contributing to addressing the unmet medical needs of pediatric EA patients globally.

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

Consumer Health Products

In the second quarter of 2023, our subsidiary in Hong Kong, Harvard Apparatus Regenerative Technology Limited, or Consumer Health Products, started focusing on sales of consumer health products (formerly identified as “longevity products”).

Consumer Health Products plans to include a broad range of products focused on personal healthcare including dietary supplements. The Company started selling consumer health supplements through Consumer Health Products in the third quarter of 2023. These products are commercially marketed to the general public and initially targeted at consumers in Asia through eCommerce (online sales).

REGENERATIVE BIOTECH

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

Our Strategy

Our strategy is to develop and advance our pipeline of products, beginning with our lead product for the treatment of esophageal disease, through clinical development and commercialization. The key elements of our strategy include:

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

Regenerative Biotech

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

Regenerative Biotech

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

We incurred approximately $2.3 million and $3.1 million of research and development expenses in 2024 and 2023, respectively. As we have not yet applied for or received regulatory approval to market any clinical products, no amount of these research and development costs have been passed on to our customers.

MANUFACTURING AND RESOURCES

Regenerative Biotech

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

Regenerative Biotech

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

Consumer Health Products

In October 2024, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with Health Regen, Inc., of Pittsfield, MA (“Health Regen”). Pursuant to the Distribution Agreement the Company granted Health Regen exclusive distribution rights to all of our Consumer Health Products globally. The initial term of the Distribution Agreement is from November 1, 2024 through December 31, 2030.

INTELLECTUAL PROPERTY, LICENSES, AND RELATED AGREEMENTS

Regenerative Biotech

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

GOVERNMENT REGULATION

Regenerative Biotech

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

We intend to request Fast Track status, Breakthrough Therapy designation, Regenerative Medicine Advanced Therapy, or RMAT, designation, Accelerated Approval and Priority Review. If we are awarded any of these designations, combined with our Orphan Drug designations, discussed below, we believe that our future clinical trial designs and approval pathway may be streamlined and expedited. Although, if granted, Fast-Track designation, accelerated approval, and priority review may expedite the approval process, they do not change the standards for approval. Under the current statutory sunset provisions, a drug that received the rare pediatric disease designation prior to December 20, 2024 continues to be eligible for the rare pediatric disease Priority Review Voucher Program if the drug is approved by the FDA before September 30, 2026.

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

Consumer Health Products

We have also formed a subsidiary in Hong Kong, Consumer Health Products, as we continue to assess the market and regulatory approval pathway in China as to our product candidates. Any development and capital raising efforts in China may include a joint venture in relation to our Hong Kong subsidiary, and would also involve a number of commercial variables, including rights and obligations pertaining to licensing, development and financing, among others. Our failure to receive or obtain such clearances or approvals on a timely basis or at all, whether that be in the U.S., China or otherwise, would have an adverse effect on our results of operations.

Compliance with Government Regulations

We are subject to extensive regulation under environmental, occupational safety, product development and health laws and regulations worldwide. We have several continuing programs designed to ensure compliance with foreign, federal, state and local environmental, occupational safety, product development and health laws and regulations.

We do not currently anticipate that compliance with government regulations, including environmental regulations, will have a material effect on our capital expenditures, earnings or competitive position.

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of December 31, 2024, our consolidated business employed 8 individuals. Our employees are located in the U.S. and Asia and the laws regarding employee relationships are different by jurisdiction. None of our employees are represented by a labor union or covered by a collective bargaining agreement. In general, we consider our relations with our employees to be good. Our employees are highly skilled, and many hold advanced degrees. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees.

COMPETITION

Regenerative Biotech

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

Consumer Health Products

The consumer health products market, especially for dietary supplements, has experienced significant growth in recent years. This expansion is fueled by a heightened awareness of health and wellness, an aging population, and an increasing focus on preventive healthcare. Our dietary supplements encounter competition from various brands and products within this sector.  Established brands that have a track record of positive customer experiences and scientific validation may hold an advantage over us. Competitive pricing is essential, particularly in a market where consumers frequently compare different products. Additionally, the dietary supplement market is governed by regulations that differ by region. Adhering to local laws concerning labeling, health claims, and ingredient safety is vital for all competitors. Brands that emphasize regulatory compliance are likely to earn consumer trust and steer clear of legal issues.

Information about our Executive Officers

The following table shows information about our executive officers as of March 24, 2025:

Name	Age	Position(s)
Junli (Jerry) He	50	Chief Executive Officer
Hong Yu	52	President
Dr. William Fodor	66	Chief Scientific Officer
Joseph Damasio, Jr.	50	Chief Financial Officer

Junli (Jerry) He – Chairman and Chief Executive Officer

Mr. He was appointed as our Chairman and Chief Executive Officer (CEO) on March 1, 2023. He has served as a member of our Board of Directors since September 1, 2021. Mr. He has served as the Executive Vice Chairman of Bright Scholar Holdings since January 2019. Prior to the promotion, Mr. He had served as the CEO of Bright Scholar. Prior to joining Bright Scholar, Mr. He was a Managing Director at Tstone Corp, and served as Chief Financial Officer, CEO and a director of Noah Education Holdings Ltd., a former NYSE listed private education services provider in China. Mr. He was a portfolio manager at Morgan Stanley Global Wealth Management from June 2008 to June 2009 and was employed by Bear Stearns from November 2006 to May 2008. Mr. He obtained a bachelor’s degree in science from Peking University and an M.B.A. with Honors from the University of Chicago, Booth School of Business. Mr. He is also a Certified Financial Analyst (CFA) charter holder.

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

●

Our audited financial statements for the year ended December 31, 2024 contain a going concern qualification. Our financial status creates doubt whether we will continue as a going concern. We will need additional funds in the near future and our operations will be adversely affected if we are unable to obtain needed funding.

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

●

General market conditions, including the effects of the ongoing war between Russia and Ukraine and attendant economic sanctions, high inflation, governmental, monetary and fiscal policies including tariffs and rising interest rates as well as the effects of laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (CFIUS), and other agencies and related regulations, including the Foreign Investment Risk Review Modernization Act (FIRRMA), adopted in August 2018, may make it difficult for us to seek financing from the capital markets.

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

Risks Relating to Our Financial Position, Need for Capital and Operating Risks

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”  Our audited financial statements for the year ended December 31, 2024 contain a going concern qualification. Our financial status creates doubt whether we will continue as a going concern. We will need additional funds in the near future and our operations will be adversely affected if we are unable to obtain needed funding.

We ended the year 2024 with approximately $2.5 million of operating cash on-hand and will need to raise additional capital in the second quarter and beyond to fund operations. If we do not raise additional capital from outside sources before or during the second quarter of 2025, we may be forced to further curtail or cease our operations. Based on these circumstances, our ability to continue as a going concern is at risk and our independent registered public accounting firm included a “going concern” explanatory paragraph as to our ability to continue as a going concern in their audit report dated March 31, 2025, included in this Form 10-K. Our cash requirements and cash resources will vary significantly depending upon the timing, and the financial and other resources that will be required to complete ongoing development and pre-clinical and clinical testing of our product candidates, regulatory efforts and collaborative arrangements necessary for our product candidates that are currently under development. In addition to development and other costs, we expect to incur capital expenditures from time to time. These capital expenditures will be influenced by our regulatory compliance efforts, our success, if any, at developing collaborative arrangements with strategic partners, our needs for additional facilities and capital equipment and the growth, if any, of our business in general. We will require additional funding to continue our anticipated operations and support our capital and operating needs. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. In addition, general market conditions, including the effects of the ongoing war between Russia and Ukraine and attendant economic sanctions, high inflation, governmental, monetary and fiscal policies including tariffs and rising interest rates on financial markets, as well as the effects of laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (CFIUS), and other agencies and related regulations, including the Foreign Investment Risk Review Modernization Act (FIRRMA), adopted in August 2018, may make it difficult for us to seek financing from the capital markets.

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

Delays in patient recruitment for our clinical trials could adversely impact our development timelines and regulatory submissions. The successful and timely completion of our trials depends on our ability to enroll an adequate number of eligible patients, which may be affected by factors such as competition for patients, stringent enrollment criteria, changes in standard of care, or unforeseen site-related challenges. If we experience prolonged delays in recruitment, our ability to obtain regulatory approval and bring our product candidates to market could be significantly impacted, which may adversely affect our business, financial condition, and results of operations.

We have generated insignificant revenue to date and have an accumulated deficit. We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

We have generated insignificant revenues to date, and we have generated no revenues from sales of any clinical product candidates, and, as of December 31, 2024, we had an accumulated deficit of approximately $99.7 million. We expect to continue to experience losses in the foreseeable future due to our limited anticipated revenues and significant anticipated expenses. We do not anticipate that we will achieve meaningful revenues for the foreseeable future. In addition, we expect that we will continue to incur significant operating expenses as we continue to focus on additional research and development, preclinical testing, clinical testing and regulatory review and/or approvals of our product candidates and technologies. As a result, we cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

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

The Company started selling consumer health supplements through Consumer Health Products in the third quarter of 2023. These products are commercially marketed to the general public and initially targeted at consumers in Asia through eCommerce (online sales).

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

We could be negatively impacted by changes in tariffs, trade agreements or other trade restrictions on raw materials and other goods or equipment.

The U.S. government has imposed tariffs on certain foreign goods from a variety of countries and regions, including China, that it perceives as engaging in unfair trade practices, and previously raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods from other countries. In response, many of these foreign governments have, and may in the future, imposed retaliatory tariffs on goods that their countries import from the U.S. Uncertainties with respect to tariffs, trade agreements or any potential trade wars could negatively affect the global economy and could affect demand for our consumer health products and could negatively affect the commercial viability of our product candidates that are currently in development, and could have a material adverse effect on our financial condition, results of operations and cash flows. Changes in tariffs and trade barriers could also result in adverse changes in the cost and availability of our raw materials, which could lead to increased costs which could materially adversely affect our operating margins, results of operations and cash flows.

Risks Relating to Our Common Stock

Our principal stockholders hold a significant percentage of our voting power and will be able to exert significant control over us.

The stockholders who purchased shares of our common stock and related warrants pursuant to a Securities Purchase Agreement dated December 27, 2017 collectively hold shares of common stock that represent approximately 27% of all outstanding voting power, and as such may significantly influence the results of matters voted on by our shareholders. The interests of these stockholders may conflict with your interests. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

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

We have in the past issued, and we may at any time in the future issue additional shares of authorized preferred stock. For example, in our December 2017 private placement transaction, we authorized 12,000 shares of Series D convertible preferred stock, of which we issued 3,108 shares, all of which have been converted into shares of common stock, and in June 2022 we also issued 4,000 shares of Series E convertible preferred stock, and additional 257 shares of Series E convertible preferred stock thereafter in relation to dividends on such Series E convertible preferred stock. All shares of Series E convertible preferred stock have been converted into shares of common stock as of December 31, 2023.

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

We currently have the majority of our cash and cash equivalents held in deposit at East West Bank. While the amounts held in the deposit accounts as of December 31, 2024 were less than the insurance coverage offered by the FDIC, in the future, we will likely maintain our cash assets at financial institutions in the U.S. in amounts that may be in excess of the FDIC insurance limit of $250,000. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. In the event of a failure or liquidity issue of or at any of these financial institutions where we maintain our deposits or other assets, we may incur a loss, and to the extent such loss exceeds the FDIC insurance limitation it could have a material adverse effect upon our liquidity, financial condition and our results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

With the assistance of our IT vendor, we established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with an information technology ("IT") consultant who reports to our Chief Financial Officer, to manage the risk assessment and mitigation process. Our Board of Directors provides oversight to our cybersecurity efforts to ensure effective governance in managing risks associated with cybersecurity threats. Our CFO provides periodic updates to the Board of Directors regarding our cybersecurity program, including information about cyber risk management governance and status updates on various projects intended to enhance the overall cybersecurity posture of the Company.

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

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our full board of directors directly administers its cybersecurity risk oversight function and our audit committee provides additional oversight of maintaining and monitoring cybersecurity risks.

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

Item 2. Properties.

On August 12, 2024, the Company entered into an operating lease agreement for approximately 10,629 square feet of office, research and development and light manufacturing space located in located at 84 October Hill Road, Suite 11, Holliston, Massachusetts. The term of the lease ends on August 31, 2027. The space will continue to serve as the Company’s corporate headquarters and incorporate manufacturing, laboratory, development, sales and marketing, and administration functions. We believe our current facilities are adequate for our needs for the foreseeable future.

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

There were 141 holders of record of our common stock as of March 24, 2025, which does not include persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2024, all of our unregistered sales were previously disclosed in our Quarterly Reports on Form 10-Q or in Current Reports on Form 8-K in relation to the applicable periods, which such issuances were done without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to an accredited investor, and in reliance on similar exemptions under applicable state laws.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2024.

Item 6. [Reserved]

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

In some cases, you can identify forward-looking statements by terms such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “could,” “would,” “target,” “seek,” “aim,” “believe,” “predicts,” “think,” “objectives,” “optimistic,” “new,” “goal,” “strategy,” “potential,” “likely,” “will,” “expect,” “plan” “project,” “permit” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail in Item 1A. Risk Factors of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page ii of this Annual Report on Form 10-K.

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

We have contracted with IQVIA, a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry, as the contract research organization ("CRO") to manage our first clinical trial. We activated the first clinical trial site and started screening patients in the third quarter of 2023.

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

In addition to our development of regenerative medicine treatments, we also sell dietary supplements. In the second quarter of 2023, the Company’s subsidiary in Hong Kong, Consumer Health Products started focusing on consumer health products. Consumer Health Products plans to include a broad range of products focused on personal healthcare including dietary supplements. Consumer Health Products started selling consumer health supplements in the third quarter of 2023. These products are commercially marketed to the general public and initially targeted at consumers in Asia through eCommerce (online sales).

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

We have incurred substantial operating losses since our inception, and as of December 31, 2024 had an accumulated deficit of approximately $99.7 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of December 31, 2024 of approximately $2.5 million will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We expect to continue to incur operating losses and negative cash flows from operations in future years. Therefore, as disclosed in Note 1 to our Consolidated Financial Statements, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional funds to fund our operations. In the event we do not raise additional capital from outside sources before or during the second quarter of 2025, we may be forced to curtail or cease our operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing development, pre-clinical and clinical testing of product candidates, as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on favorable terms, if at all.

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

2024 Financing Activities

During the year ended December 31, 2024, we completed the following financing activities:

●	On August 19, 2024, the Company entered into a securities purchase agreement with an investor (the “August Investor”) pursuant to which the August Investor agreed to purchase in a private placement an aggregate of 1,388,888 shares of Common Stock for the aggregate purchase price of approximately $5.0 million and a purchase price per share of $3.60.
●	On various dates in July 2024, investors exercised 215,000 warrants to purchase the Company's common stock for aggregate proceeds of $430,000.
●	On April 15, 2024, the Company entered into securities purchase agreements, each an “April Purchase Agreement,” collectively the “April Purchase Agreements”) with certain investors pursuant to which each of the Investors agreed to purchase in a private placement an aggregate of 367,767 shares of Common Stock for the aggregate gross proceeds of approximately $1.5 million at a purchase price per unit of $4.03.
●	On February 1, 2024, the Company entered into a loan arrangement (the “Bridge Note”) with Junli He, the Chairman and Chief Executive Officer of the Company (the “Lender”), pursuant to which the Lender loaned the Company an aggregate amount of $500,000. The principal balance and accrued interest of $22,889 on the Bridge Note were settled in full in cash on August 29, 2024.

2023 Financing Activities

During the year ended December 31, 2023, we completed the following financing activities:

●	On April 12, 2023 and on March 31, 2023, the Company entered into Securities Purchase Agreements, each a Purchase Agreement, with new and existing investors, the Investors, pursuant to which the Investors purchased in a private placement an aggregate of 1,000,967 shares of common stock for the aggregate purchase price of approximately $6 million with a purchase price per unit of $6.00.

As of December 31, 2024, our consolidated business employed 8 individuals.

Components of Operating Loss

Product revenue. Product revenue consists of consumer health product sales, launched in Asia in the third quarter of 2023. We had not generated any revenue prior to the launch of our consumer health products.

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

Total share-based compensation expense for each of the years ended December 31, 2024 and 2023 was approximately $2.4 million and $3.5 million, respectively. Share-based compensation is further described in Note 15 to our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

Results of Operations

The following table summarizes the results of our operations for the years ended December 31, 2024 and 2023 ($ in thousands):

	Year Ended December 31,		Change 2024 vs. 2023
	2024	2023	$ Change	%
Product revenue	$430	$103	$327	317%

Operating expenses
Cost of sales	270	24	246	1025%
Research and development	2,310	3,062	(752)	(25)%
Sales and marketing	554	294	260	88%
General and administrative	5,022	5,713	(691)	(12)%
Total operating expenses	8,156	9,093	(937)	(10)%

Other (expense) income, net
Interest income	32	64	(32)	(50)%
Interest expense	(38)	(14)	(24)	(171)%
Other expense	—	(5)	5	(100)%
Total other (expense) income, net	(6)	45	(51)	(113)%
Net loss	$(7,732)	$(8,945)	$2,872	(32)%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Product Revenue

Product revenue was $430,000 and $103,000 for the year ended December 31, 2024 and 2023, respectively. Product revenue consists of consumer health product sales launched in the Asia region in the third quarter of 2023. Sales grew as a result of broadening our distribution channels to access a larger consumer base.

Cost of Sales

Cost of sales was $270,000 and $24,000 for the year ended December 31, 2024 and 2023, respectively. Cost of sales consists of the purchase price of consumer products, taxes, inbound and outbound shipping costs. The gross profit margin on our products decreased in 2024 primarily due to discounted sales aimed at achieving market penetration for our newly introduced product.

Research and Development Expense

Research and development expense decreased approximately $0.8 million, or 25%, to approximately $2.3 million for the year ended December 31, 2024 as compared to approximately $3.1 million for the year ended December 31, 2023. This decrease was due primarily to significant initial clinical trial activities in the prior period resulting in our first site activation in the third quarter of 2023.

Sales and Marketing Expense

The Consumer Health Products business was launched in the Asia region in the third quarter of 2023. Selling and marketing expense was $0.6 million for the year ended December 31, 2024 as compared to $0.3 million for the comparable period. The Consumer Health Products business was launched in the Asia region in the third quarter of 2023.

General and Administrative Expense

General and administrative expense decreased approximately $0.7 million, or 12%, to approximately $5.0 million for the year ended December 31, 2024 as compared to approximately $5.7 million for the year ended December 31, 2023. This decrease was primarily due to share-based compensation expense of $1.3 million from the vesting of performance based awards in the first half of 2023 offset by the recording of expense in the current period of one-time offering costs of $0.5 million relating to the initial registered offering that did not occur in the prior year.

Interest income

During the year ended December 31, 2024, we recorded interest income of approximately $32,000 earned from our money market account. During the year ended December 31, 2023, we recorded interest income of approximately $64,000 earned from our money market account and certificate of deposit.

Interest expense

During the year ended December 31, 2024, we recorded interest expense of approximately $23,000 on convertible debt and approximately $15,000 on insurance installment payments. During the year ended December 31, 2023, we recorded interest expense of approximately $14,000 on insurance installment payments.

Liquidity and Capital Resources

Sources of Liquidity. We have incurred operating losses since inception and as of December 31, 2024, despite the Company's revenue from our consumer health products, we had an accumulated deficit of approximately $99.7 million. We are currently investing significant resources in the development and commercialization of our product candidates for use by clinicians and researchers in the field of regenerative medicine. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future.

Operating Activities. Net cash used in operating activities of approximately $4.9 million for the year ended December 31, 2024 was due primarily to our net loss of approximately $7.7 million offset by adjustments for non-cash items of approximately $2.6 million due to non-cash expenses for share-based compensation, depreciation and amortization, and an approximately $0.3 million increase to cash from changes in working capital due to the timing of payments for accounts receivable, inventory, prepaid expenses, deferred financing costs, long-term prepaid contracts, accounts payable and accrued expenses.

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

Investing Activities. Net cash used in investing activities for the years ended December 31, 2024 and 2023 totaled zero and $11,000, respectively, and represented purchases of property, plant and equipment. During the year ended December 31, 2023, we invested in a certificate of deposit for $2.5 million. We withdrew $1.3 million from the certificate of deposit prior to the maturity date to pay clinical trial related deposits. The certificate of deposit matured in October 2023 with the remaining $1.2 million released from short-term investments into cash and cash equivalents.

Financing Activities. Net cash generated from financing activities was approximately $6.9 million during the year ended December 31, 2024 and included net proceeds of $0.5 million from debt financing, $0.4 million from stock warrant exercises, and $6.5 million from private placement transactions, which resulted in the issuance of 1,756,655 shares of our Common Stock to a group of investors. The $0.5 million in debt was repaid in August 2024. Net cash generated from financing activities was approximately $6.1 million during the year ended December 31, 2023 and consisted of net proceeds received from a private placement transaction for the issuance of common stock and stock option exercises.

We continue to pursue our esophageal program, including advancing to operate as a clinical stage company. Given our current limited cash resources, we intend to closely monitor our cash expenses as such cash resources are expected to only allow us to meet our operating needs into the second quarter of 2025.

We have incurred substantial operating losses since our inception, and as of December 31, 2024 had an accumulated deficit of approximately $99.7 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of December 31, 2024 of approximately $2.5 million will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. We expect to continue to incur operating losses and negative cash flows from operations in future years. Therefore, as disclosed in Note 1 to our Consolidated Financial Statements, these conditions raise substantial doubt about our ability to continue as a going concern.

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

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our principal executive officer and principal financial officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In connection with the preparation of this Annual Report on Form 10-K, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

As a smaller reporting company, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, Marcum LLP, our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2024.

(c) Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the principal executive officer and the principal financial officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2024. Except as noted above, management concluded that there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2025 Annual Meeting of Stockholders. Information concerning executive officers of our company is included in Part I of this Annual Report on Form 10 K as Item 1. Business - Information about our Executive Officers and incorporated herein by reference.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in our definitive Proxy Statement to be filed with the SEC within 120 days after the year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

We have an insider trading policy that governs the purchase, sale, and other disposition of our securities by our directors, officers, employees and other individuals associated with us, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2025 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2025 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2025 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Marcum LLP, Boston, Massachusetts, PCAOB Auditor ID 688.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2025 Annual Meeting of Stockholders.

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

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Harvard Apparatus Regenerative Technology, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Harvard Apparatus Regenerative Technology, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Share-Based Compensation – Performance-Based Awards

Description of the Matter

As described in Note 14 to the consolidated financial statements, the Company has 939,321 unvested performance-based options outstanding for which there is unrecognized compensation expense of approximately $3.3 million at December 31, 2024. No expense has been recognized for these unvested awards as of December 31, 2024 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes. As described in Note 2 to the consolidated financial statements, the Company measures all stock options and restricted stock awards granted to employees, directors and non-employees based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of estimated forfeitures, over the requisite vesting period. Expense on share-based awards for which vesting is performance or milestone based is recognized on a straight-line basis from the date when it is determined that the achievement of the milestone is probable to the vesting/milestone achievement date.

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

Boston, MA

March 31, 2025

(PCAOB ID # 688)

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	December 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$2,486	$432
Accounts receivable	231	4
Inventory	80	50
Prepaid research and development	90	210
Prepaid expenses and other current assets	347	87
Total current assets	3,234	783
Property, plant and equipment, net	11	25
Right-of-use assets, net	293	48
Deferred financing costs	—	544
Long-term prepaid contracts	904	1,214
Total assets	$4,442	$2,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$452	$445
Accrued and other current liabilities	221	475
Insurance premium financing payable	253	—
Operating lease liability, current	95	48
Total current liabilities	1,021	968
Operating lease liability, net of current portion	199	—
Total liabilities	1,220	968

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, par value $0.01 per share, 60,000,000 shares authorized; 15,918,979 and 13,947,324 issued and outstanding at December 31, 2024 and 2023, respectively	159	139
Additional paid-in capital	102,757	93,463
Accumulated deficit	(99,688)	(91,956)
Accumulated other comprehensive loss	(6)	—
Total stockholders’ equity	3,222	1,646
Total liabilities and stockholders’ equity	$4,442	$2,614

See accompanying notes to consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2024	2023
Product revenue	$430	$103

Operating expenses:
Cost of sales	270	24
Research and development	2,310	3,062
Sales and marketing	554	294
General and administrative	5,022	5,713
Total operating expenses	8,156	9,093

Operating loss	(7,726)	(8,990)

Other (expense) income, net:
Interest income	32	64
Interest expense	(38)	(14)
Other expense	—	(5)
Total other (expense) income, net	(6)	45

Net loss	(7,732)	(8,945)
Preferred stock dividends	—	(77)
Net loss attributable to common stockholders	$(7,732)	$(9,022)

Basic and diluted net loss per share attributable to common stockholders	$(0.52)	$(0.67)
Weighted average common shares outstanding, basic and diluted	14,789,332	13,455,666

Comprehensive loss:
Net loss	$(7,732)	$(8,945)
Foreign currency translation adjustments	(6)	—
Comprehensive loss	$(7,738)	$(8,945)
Less: Preferred stock dividends	—	(77)
Comprehensive loss attributable to common stockholders	$(7,738)	$(9,022)

See accompanying notes to consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series E	Number of				Accumulated	Total
	Convertible	Common		Additional		Other	Stockholders’
	Preferred	Shares	Common	Paid-in	Accumulated	Comprehensive	Equity
	Stock	Outstanding	Stock	Capital	Deficit	Loss	(Deficit)
Balance at January 1, 2023	$4,180	12,174,467	$122	$79,698	$(83,011)	$—	$(3,191)
Net loss	—	—	—	—	(8,945)	—	(8,945)
Share-based compensation	—	—	—	3,461	—	—	3,461
Conversion of preferred stock for common stock	(4,257)	706,626	7	4,250	—	—	4,257
Preferred stock dividends	77	—	—	(77)	—	—	(77)
Issuance of common stock	—	1,000,967	10	5,982	—	—	5,992
Issuance of common stock from exercise of options	—	65,264	—	149	—	—	149
Balance at December 31, 2023	$—	13,947,324	$139	$93,463	$(91,956)	$—	$1,646
Net loss	—	—	—	—	(7,732)	—	(7,732)
Share-based compensation	—	—	—	2,402	—	—	2,402
Issuance of common stock	—	1,756,655	18	6,464	—	—	6,482
Issuance of common stock from exercise of warrants	—	215,000	2	428	—	—	430
Other comprehensive loss	—	—	—	—	—	(6)	(6)
Balance at December 31, 2024	$—	15,918,979	$159	$102,757	$(99,688)	$(6)	$3,222

See accompanying notes to consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(7,732)	$(8,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,402	3,461
Depreciation	14	35
Amortization of operating lease right-of-use assets	153	99
Changes in operating assets and liabilities:
Accounts receivable	(227)	(4)
Inventory	(30)	(50)
Prepaid research and development	120	64
Prepaid expenses and other current assets	55	(8)
Deferred financing costs	544	66
Long-term prepaid contracts	310	(1,214)
Accounts payable	7	(237)
Operating lease liability	(152)	(99)
Accrued and other current liabilities	(254)	(107)
Insurance premium financing payable	(62)	—
Net cash used in operating activities	(4,852)	(6,939)

INVESTING ACTIVITIES
Purchases of short-term investments	—	(2,523)
Redemption of short-term investments	—	2,523
Purchases of property, plant and equipment	—	(11)
Net cash used in investing activities	—	(11)

FINANCING ACTIVITIES
Proceeds from convertible debt – related party	500	—
Proceeds from issuance of common stock	6,482	5,992
Proceeds from exercise of warrants	430	—
Proceeds from exercise of stock options	—	149
Payments on convertible debt – related party	(500)	—
Net cash provided by financing activities	6,912	6,141
Effect of exchange rate changes on cash	(6)	—
Net increase (decrease) in cash and cash equivalents	2,054	(809)
Cash and cash equivalents at the beginning of the year	432	1,241
Cash and cash equivalents at the end of the year	$2,486	$432

SUPPLEMENTAL INFORMATION
Interest paid in cash	$38	$14

Supplemental disclosure of non-cash activities:
Preferred stock dividends	$—	$77
Conversion of preferred stock into common stock	$—	$4,257
Right-of-use asset and lease liability (new lease)	$398	$—
Insurance premium financing	$315	$—

See accompanying notes to consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2024 and 2023

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

Going Concern

The Company has incurred substantial operating losses since its inception, and as of December 31, 2024 had an accumulated deficit of approximately $99.7 million and will require additional financing to fund future operations. The Company expects that its operating cash on-hand as of December 31, 2024 of approximately $2.5 million will enable it to fund its operating expenses and capital expenditure requirements only into the second quarter of 2025. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds to fund its operations. In the event the Company does not raise additional capital from outside sources before or during the second quarter of 2025, it may be forced to curtail or cease its operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing development, pre-clinical and clinical testing of product candidates, as well as regulatory efforts and collaborative arrangements necessary for the Company’s product candidates that are currently under development. The Company is currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. The Company may also pursue debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. The Company may not be able to obtain additional financing on favorable terms, if at all.

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

Use of Estimates

The process of preparing consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, share-based compensation, accrued expenses and the valuation allowance for deferred income taxes. Actual results could differ from those estimates.

Revenue

We recognize revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers. We offer consumer products primarily through a third-party online store. Revenue is recognized at a point in time when control of the goods is transferred to the customer, which generally occurs upon the delivery to the customer. For any company direct sales to customers, revenue is recognized at a point in time upon shipment of product or hand-delivery to customer. In October 2024, the Company entered into an exclusive Distribution Agreement with Health Regen. Pursuant to the Distribution Agreement the Company granted Health Regen exclusive distribution rights to all of our Consumer Health Products globally.  For any sales to distributors, revenue is recognized when control of the goods is transferred to the distributor, which is either upon shipment or upon receipt of finished goods by the distributor, depending on the contract terms.  Revenue also excludes any amounts collected on behalf of third parties, including sales and indirect taxes.

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

Cost of Sales

Cost of sales primarily consists of the purchase price of consumer products, taxes, inbound and outbound shipping costs. Shipping costs to receive products from our suppliers are recognized as cost of sales when incurred. E-commerce processing and related transaction costs, including those associated with seller transactions, are classified in sales and marketing on our consolidated statements of operations and comprehensive loss.

Research and Development

Research and development costs are expensed as incurred.

Sales and Marketing

Sales and marketing costs include advertising and payroll and related expenses for personnel engaged in marketing and selling activities.  In October 2024, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with Health Regen, Inc., of Pittsfield, MA (“Health Regen”). Pursuant to the Distribution Agreement the Company granted Health Regen exclusive distribution rights to all of our Consumer Health Products globally. The initial term of the Distribution Agreement is from November 1, 2024 through December 31, 2030.

General and Administrative

General and administrative expenses primarily consist of costs for corporate functions, including payroll and related expenses; facilities and equipment expenses, such as depreciation and amortization expense and rent; and professional fees.

Segment Information

The Company manages its operations as two separate operating segments for the purposes of assessing performance and making operating decisions. The Company has one operating unit focused on the development and commercialization of therapies to cure patients of cancers, injuries, and birth defects of the gastro-intestinal tract and the airways. The other operating unit is focused on personal healthcare through dietary supplements. We have determined that our chief executive officer is the chief operating decision maker (CODM). The CODM reviews separate discrete financial information presented by operating segment. Resource allocation decisions are made by the CODM based on operating segment cash used in operations, revenues and net income (loss).

.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company currently invests available cash in money market funds.

Accounts Receivable

Allowances for credit losses are provided for estimated amounts of accounts receivable which may not be collected. At December 31, 2024, we determined that no allowance for credit losses against accounts receivable was necessary. Typical payment terms are either due in advance or within 30 days

.

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

Deferred Financing Costs

We capitalized costs relating to a registered offering that we postponed in 2023 but expect to resume in the near future. The costs include payments made to attorneys, accountants, regulators and consultants. We have changed our outlook and did not complete a registered offering in fiscal year 2024, therefore, the deferred financing costs were expensed to general and administrative expenses on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Shorter of expected useful life
Leasehold improvements	or lease term
Computer equipment and software (in years)	3
Furniture, machinery and equipment (in years)	5 - 7

Maintenance and repairs are charged to expense as incurred, while any additions or improvements are capitalized.

Impairment of Long-Lived Assets

Assessments of long-lived assets and the remaining useful lives of such long-lived assets are reviewed for impairment whenever a triggering event occurs or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset, or group of assets, are considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset, or group of assets, are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets, based on the present value of the expected future cash flows associated with the use of the asset. Through December 31, 2024, no such impairment charges have been recorded.

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

Health Regen accounted for 54% of total product revenue in 2024.  Additionally, the distributor represented 100% of the total accounts receivable balance. Health Regen is the only customer that accounted for greater than 10% of product revenue for the year ended December 31, 2024 and the total accounts receivable balance at December 31, 2024.  There were no such concentrations in revenue for the year ended December 31, 2023 or accounts receivable at December 31, 2023.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies we adopt as of the specified effective date. Unless otherwise discussed below, we do not believe that the adoption of recently issued standards have or may have a material impact on our consolidated financial statements.

In August 2020, the FASB issued Accounting Standards Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes the beneficial conversion separation model for convertible debt. As a result, after adopting the guidance, entities will no longer account for beneficial conversion features in equity. The guidance is effective for public business entities, other than small reporting company’s financial statements starting January 1, 2022, with early adoption permitted. The Company is a small reporting company and adopted the new guidance on January 1, 2024, and the adoption of ASU 2020-06 did not have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker(s) that are included within each reported measure of segment profit or loss. The guidance also expands disclosure requirements for interim periods, as well as requires disclosure of other segment items, including the title and position of the entity’s chief operations decision maker(s). ASU 2023-07 will become effective for the Company for the fiscal year ending December 31, 2024, and for interim periods starting in the Company’s first quarter of 2025. Early adoption is permitted, and guidance is required to be applied retrospectively. The Company adopted this standard for the year ended December 31, 2024 and the primary impact of which was the additional segment disclosures included in Note 17.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The objective of ASU 2023-09 is to enhance disclosures related to income taxes, including specific thresholds for inclusion within the tabular disclosure of income tax rate reconciliation and specified information about income taxes paid. ASU 2023-09 is effective for public companies starting in annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 improves disclosures about a public business entity’s expenses by requiring disaggregated disclosures of certain types of expenses, including purchases of inventory, employee compensation, depreciation, intangible amortization and depletion, as applicable, for each income statement caption that includes those expenses. In addition, the standard will require entities to define and disclose total selling expenses. The standard is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted, and entities may apply the standard prospectively or retrospectively. We are currently evaluating the impact of adopting this standard on our consolidated financial statements and related disclosures.

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

The Company had no assets or liabilities classified as Level 2 or Level 3 as of December 31, 2024 and 2023. In 2023, the Company had a certificate of deposit which matured in October 2023 with the remaining $1.2 million released from short-term investments into cash and cash equivalents. The carrying value of financial instruments (consisting of cash, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Investment income is included as interest income.

There were no transfers between Level 1, Level 2 and Level 3 in either of the years ended December 31, 2024 and December 31, 2023.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2024	2023
	(in thousands)
Insurance	$263	$8
Prepaid contracts	84	79
Total prepaid expenses and other current assets	$347	$87

5. Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following:

	December 31,
	2024	2023
	(in thousands)
Leasehold improvements	$35	$35
Furniture, machinery and equipment	1,414	1,414
Computer equipment and software	38	38
Total property, plant and equipment	1,487	1,487
Less: accumulated depreciation	(1,476)	(1,462)
Property, plant and equipment, net	$11	$25

Depreciation expense amounted to approximately $14,000 and $35,000 for the years ended December 31, 2024 and 2023, respectively.

6. Long-term prepaid contracts

We have contracted with partners relating to our clinical trial activities. Upon execution of the contracts, we made initial payments of $1.2 million as deposits recorded as long-term assets and will be applied against final invoices which are more than a year away. The deposits will be recorded as expense when the clinical trial is substantially completed. Costs for the clinical trial activities throughout our clinical trial under these contracts are recognized as expense and payable based on costs incurred. Our clinical trial partner applied $0.3 million of the $1.2 million deposits against outstanding invoices in July 2024 so $0.9 million is remaining as deposits at December 31, 2024.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	December 31,
	2024	2023
	(in thousands)
Advisory costs	$82	$325
Audit services	69	70
Payroll	70	79
Other liabilities	—	1
Total expenses	$221	$475

8. Convertible Debt – Related Party

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

9. Commitments and Contingencies

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

We currently have a co-development initiative with Yale University and the McGowan Institute for Regenerative Medicine at the University of Pittsburgh. We owe advance payments of approximately $130,000 and $61,000, respectively at December 31, 2024. We plan to make the remaining advance payment by the end of 2025. The universities started preparatory work in 2023 with substantial work being performed in 2024 and completing in 2025. Either party can terminate the contract with reasonable notice and any incurred costs will be reimbursed by us to the universities.

In November 2024, the Company entered into an insurance premium financing and security agreement. Under the agreement, the Company financed $315,008 of certain premiums at an 7.85% annual interest rate. As of December 31, 2024, the outstanding balance on the financing and security agreement was $252,613 and is included on the balance sheet in insurance premium financing payable. The final payment is due in August 2025.

As of December 31, 2024, we have an outstanding amount of approximately $133,000 owed to former employees of the Company, which is included in accounts payable.

10. Leases

The Company leases laboratory and office space and certain equipment with a remaining term of 1 year.

On August 12, 2024, the Company entered into the HQ Lease, an operating lease agreement for laboratory and office space in Holliston, MA, with an initial three-year term from September 1, 2024 through August 31, 2027. The Company accounts for the HQ Lease under the provisions of ASU No. 2021-09, ASU 2018-10, and ASC 842. We recorded approximately $323,000 as a right-of-use asset and a corresponding operating lease liability on the Company’s condensed consolidated balance sheets upon the accounting commencement date on September 1, 2024. The lease liability was measured at the accounting commencement date utilizing a 13.3% discount rate. The right-of-use asset had a balance of $292,856 at December 31, 2024. The operating lease obligations totaled $294,144 at December 31, 2024 of which $95,345 is included under current liabilities and $198,799 is included under non-current liabilities.

The HQ Lease contains escalating payments during the lease term. Upon execution of the HQ Lease, the Company paid a security deposit, which will be held in escrow and credited at the termination of the lease. As of December 31, 2024, a security deposit of approximately $14,000 was included in long-term prepaid contracts on the Company’s consolidated balance sheet related to the HQ Lease.

On March 25, 2024, the Company entered into an operating lease agreement for office space in Beijing, China with an initial two-year term from April 1, 2024 through April 10, 2026. We recorded approximately $75,000 as a right-of-use asset and a corresponding operating lease liability on the Company’s consolidated balance sheets upon the accounting commencement date on April 1, 2024. The lease liability was measured at the accounting commencement date utilizing a 8% discount rate. The Company terminated its office lease in Beijing, China at the end of October 2024 without a penalty or any further obligation.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets:

		December 31,
	Balance Sheet Classification	2024	2023
		(in thousands)
Assets:
Operating lease assets	Right-of-use asset, net	$293	$48
Liabilities:
Current portion of operating lease liabilities	Current portion of operating lease liabilities	95	48
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	199	—
Total operating lease liabilities		$294	$48

Cash paid for leases during each of the years ended December 31, 2024 and 2023 amounted to approximately $144,000 and $127,000, respectively.

The weighted average remaining lease terms and weighted average discount rates as of December 31, 2024 and 2023 were as follows:

	Year ended December 31,
	2024	2023
Remaining lease term (in years)	2.67	0.48
Discount rate	13.29%	14.66%

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations:

		For the Year Ended December 31,
		2024	2023
		(in thousands)
Operating lease expense	Research and development	$67	$68
	Sales and marketing	24	15
	General and administrative	53	44
	Total	$144	$127

The minimum lease payments for future years are as follows:

As of
December 31, 2024
(in thousands)
2025	$129
2026	133
2027	90
Total lease payments	352
Less: imputed interest	(58)
Present value of operating lease liabilities	$294

11. Income Taxes

A reconciliation of taxes utilizing the expected federal tax rate of 21% and the effective tax rate is as follows:

	Years ended December 31,
	2024	2023
Computed “expected” income tax benefit	21.0%	21.0%
State income tax benefit, net of federal income tax benefit	5.0%	6.3%
Tax credits	1.0%	0.6%
Foreign rate differential	0.2%	0.0%
Change in valuation allowance	(24.8)%	0.0%
Stock Compensation	(3.5)%	0.0%
Other	1.1%	(27.9)%
Total income taxes	—%	—%

The components of the Company’s deferred tax assets and liabilities are as follows:

	Years ended December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$20,058	$18,799
Tax credit carryforwards	2,387	2,315
Capitalized research and development	1,553	1,288
Stock-based compensation	2,809	2,504
Lease liabilities	80	13
Accruals & Others	7	—
Total deferred tax assets	26,894	24,919
Less: valuation allowance	(26,814)	(24,906)
Deferred tax assets	80	13

Deferred tax liability:
Operating lease assets	(80)	(13)
Total deferred tax liability	(80)	(13)
	$—	$—

The Company has recorded a valuation allowance against its deferred tax assets for the years ended December 31, 2024 and 2023, because the Company’s management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $1.9 million and $1.8 million for the years ended December 31, 2024 and 2023, respectively, primarily as a result of operating losses generated with no corresponding financial statement benefit.

As of December 31, 2024, the Company had federal net operating loss carryforwards, or NOLs, of approximately $72.9 million to offset future federal taxable income and state NOLs of approximately $72.2 million to offset future state taxable income. The federal and state NOLs generated for annual periods prior to January 1, 2018 begin to expire in 2033. The Company’s federal NOL generated for the years ended December 31, 2018 through December 31, 2024, which amount to $46.5 million, can be carried forward indefinitely, however, are limited to be utilized to offset 80% of taxable income in each successive year. As of December 31, 2024, the Company also has federal and state tax research and development credit carryforwards of approximately $1.6 million and $1.0 million, respectively, to offset future income taxes. The federal and state research and development tax credit carryforwards begin to expire in 2033 and 2029, respectively.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has recently completed several equity financings transactions which have either individually or cumulatively resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code or could result in a change in control in the future. The Company expects the impact of any limitation on the use of its net operating loss or credit carryforwards will have a material impact on the Company’s consolidated financial statements since the Company has a full valuation allowance against its net deferred tax assets due to the uncertainty regarding future taxable income for the foreseeable future.

For all years through December 31, 2024, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The Tax Cuts and Jobs Act (TCJA) resulted in significant changes to the treatment of research and developmental (R&D) expenditures under Section 174 of the IRC.  For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years—both using a midyear convention. As of December 31, 2024, the Company capitalized a substantial amount of R&D expenditures primarily related to research and development activities performed in the US.

The Company has determined that any uncertain tax positions would have no material impact on the consolidated financial statements of the Company and there are no unrecognized tax benefits or related interest and penalties accrued for the period for the years ended December 31, 2024 and 2023.

The Company is subject to U.S. federal income tax and Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for all periods from inception through December 31, 2023; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

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

12. Employee Benefit Plan

The Company sponsors a retirement plan for its U.S. employees, which includes an employee savings plan established under Section 401(k) of the U.S. Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers substantially all full-time employees who meet certain eligibility requirements. Contributions to the retirement plan are at the discretion of management. The Company’s matching contributions to the plan were approximately $78,000 and $66,000 for the years ended December 31, 2024 and 2023, respectively.

13. Convertible Preferred Stock

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

There were no shares of any of the classes of preferred stock outstanding as of December 31, 2024. There were no changes to authorized shares for the years ending December 31, 2023 and 2024. Authorized shares for each preferred stock class are as follows:

Authorized
Undesignated Preferred Stock	979,000
Series B Convertible Preferred Stock	1,000,000
Series C Convertible Preferred Stock	4,000
Series D Convertible Preferred Stock	12,000
Series E Convertible Preferred Stock	5,000

14. Common Stock

The Company has 60,000,000 shares authorized as of December 31, 2024 and 38,796,922 shares of common stock available for issuance.

The following represent the Company’s common stock transactions during December 31, 2024 and 2023:

2024 Capital Transactions

On August 19, 2024, the Company entered into a securities purchase agreement ( “August Purchase Agreement”) with an investor (the “August Investor”) pursuant to which the August Investor agreed to purchase in a private placement an aggregate of 1,388,888 shares of Common Stock for the aggregate purchase price of approximately $5.0 million and a purchase price per share of $3.60 (the “August Private Placement”).

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

Warrants to purchase common stock activity for the year ended December 31, 2024 was as follows:

		Weighted-average
	Amount	exercise price
Outstanding at January 1, 2023	1,113,622	$4.69
Outstanding at December 31, 2023	1,113,622	4.69
Exercised	(215,000)	2.00
Outstanding at December 31, 2024	898,622	5.33

There was no warrant activity during the year ended December 31, 2023.

Employee Stock Purchase Plan

The Company maintains the 2013 Employee Stock Purchase Plan, or the ESPP Plan, whereas participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 7,500 shares of common stock are authorized for issuance of which 4,534 shares have been issued as of December 31, 2024. There are 2,966 shares available for issuance as of December 31, 2024 and December 31, 2023. There was no ESPP Plan activity in 2024 or 2023.

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

As of December 31, 2024, the Company’s Plan has 9,098,000 authorized shares to be issued under the Plan. There are 4,629,538 shares available for issuance under the Plan as of December 31, 2024.

Stock option activity under the Plan for the years ended December 31, 2023 and 2024 was as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	contractual	intrinsic value
	Amount	exercise price	life (years)	(in thousands)
Outstanding at January 1, 2023	2,516,924	3.95	7.68	6,917
Granted	2,130,007	5.81
Exercised	(65,264)	2.29
Canceled / forfeited	(604,378)	6.13
Outstanding at December 31, 2023	3,977,289	4.64	7.7	5,728
Granted	408,188	3.55
Outstanding at December 31, 2024	4,385,477	$4.54	6.9	$1,307
Options exercisable at December 31, 2024	2,907,296	$4.59	6.7	$1,135
Options vested or expected to vest at December 31, 2024	4,362,128	$4.54	6.9	$1,307

The Company’s outstanding stock options include 993,835 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. Total unrecognized compensation expense for the remaining performance-based awards is approximately $3.3 million. No expense has been recognized for these awards as of December 31, 2024 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes.

Aggregate intrinsic value for outstanding options for the year ended December 31, 2024 was approximately $1.3 million and calculated as the difference between the Company’s closing stock price of $2.98 per share as of December 31, 2024 and the weighted average exercise price of $4.54. As of December 31, 2024, unrecognized compensation cost related to unvested non-performance-based awards amounted to $2.3 million, which will be recognized over a weighted-average period of 1.4 years.

The weighted average assumptions for valuing the Company’s stock options granted were as follows:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.09%	3.82%
Expected volatility	117.23%	125.35%
Expected term (in years)	5.6	5.8
Expected dividend yield	—%	—%

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

The weighted average estimated fair value of stock options granted using the Black-Scholes model was $3.01 and $5.12 per share for the years ended December 31, 2024 and 2023, respectively.

The Company also estimated the fair value of non-employee share options using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee and director options in each of the reporting periods, other than the expected life, which is assumed to be the remaining contractual life of the options.

Share-based compensation expense related to the Plan for the years ended December 31, 2024 and 2023 was allocated as follows:

	Years Ended December 31,
	2024	2023
	(in thousands)
Research and development	$489	$327
Selling, general and administrative	1,913	3,134
Total stock-based compensation	$2,402	$3,461

16. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Years Ended December 31,
	2024	2023
	(in thousands, except shares and per share data)
Net loss	$(7,732)	$(8,945)
Preferred stock dividends	—	(77)
Net loss attributable to common stockholders	(7,732)	(9,022)
Basic and diluted weighted average common shares outstanding	14,789,332	13,455,666
Basic and diluted net loss per share attributable to common stockholders	$(0.52)	$(0.67)

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

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2024 and 2023 because including them would have had an anti-dilutive effect:

	Years Ended December 31,
	2024	2023
Warrants to purchase common stock	898,622	1,113,622
Options to purchase common stock	4,385,477	3,977,289
Total	5,284,099	5,090,911

17. Segments and Geographical Information

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based on cash used in operations, revenues and net income (loss).

We follow the accounting guidance of ASC 280, Segment Reporting (“ASC 280”). Reportable operating segments are determined based on the management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision-maker manages the enterprise in two reportable segments, each with different operating and potential revenue generating characteristics.

The Company has two operating and reportable segments: i) Regenerative Biotech focused on the development of regenerative medicine treatments with operations currently in the United States and ii) Consumer Health Products relating to consumer health products with operations currently in Asia. All our revenue was generated in Asia. The following table represents selected financial information for our segments for the years ended December 31, 2024 and 2023, in thousands:

	Year Ended December 31,
	2024	2023
Product revenue:
Regenerative Biotech	$—	$—
Consumer Health Products	430	103
Total	$430	$103

Net loss:
Regenerative Biotech	$(7,247)	$(8,677)
Consumer Health Products	(485)	(268)
Total	$(7,732)	$(8,945)

	December 31,
	2024	2023
Cash and cash equivalents:
Regenerative Biotech	$2,405	$371
Consumer Health Products	81	61
Total	$2,486	$432

Total assets:
Regenerative Biotech	$3,978	$2,426
Consumer Health Products	464	188
Total	$4,442	$2,614

18. Subsequent Events

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

10.3#

Third Amended and Restated Equity Incentive Plan, as amended (previously filed as exhibit to the Company’s Quarterly Report on Form 10-Q, filed on November 13, 2023, and incorporated by reference thereto).

10.4	Employee Stock Purchase Plan (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.5#	Form of Incentive Stock Option Agreement (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.6#

Form of Non-Qualified Stock Option Agreement for executive officers (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).

10.7#

Form of Non-Qualified Stock Option Agreement for directors (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).

10.8#	Form of Deferred Stock Award Agreement (previously filed as an exhibit to the Company’s Registration Statement on Form 10-12B, filed July 31, 2013, and incorporated by reference thereto).
10.9†

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

10.10#

Offer Letter, dated June 4, 2018, between Harvard Apparatus Regenerative Technology, Inc. and William Fodor, PhD (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 10, 2018, and incorporated by reference thereto).

10.11	Form of Securities Purchase Agreement (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on April 6, 2023 and incorporated herein by reference).
10.12#

Employment Agreement, dated August 8, 2022, between Harvard Apparatus Regenerative Technology, Inc. and Joseph L. Damasio, Jr. (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 9, 2022 and incorporated by reference thereto).

10.13#

Employment Agreement, effective as of March 1, 2023, by and between Harvard Apparatus Regenerative Technology, Inc. and Junli He (previously filed as an exhibit to the Current Report on Form 8-K, filed on March 14, 2023, and incorporated herein by reference).

10.14#

Amendment to Employment Agreement, dated as of July 10, 2023, by and between Harvard Apparatus Regenerative Technology, Inc. and Junli He (previously filed as an exhibit to the Current Report on Form 8-K, filed on July 10, 2023, and incorporated herein by reference).

10.15	Form of Securities Purchase Agreement (previously filed as an exhibit to the Current Report on Form 8-K, filed on April 17, 2024, and incorporated herein by reference).
10.16	Securities Purchase Agreement (previously filed as an exhibit to the Current Report on Form 8-K, filed on August 21, 2024, and incorporated herein by reference).
10.17	Exclusive Distribution Agreement, between Harvard Apparatus Regenerative Technology, Inc. and Health Regen, Inc., dated October 31, 2024 (previously filed as an exhibit to the Current Report on Form 8-K, filed on November 6, 2024, and incorporated herein by reference).
19.1*#	Insider Trading Policy.
21.1*	Subsidiaries of Harvard Apparatus Regenerative Technology, Inc.
23.1*	Consent of Marcum LLP.
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
Date: March 31, 2025
	By:	/s/ Junli (Jerry) He
Junli (Jerry) He
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Junli (Jerry) He	Chief Executive Officer, Director, and Chairman
Junli (Jerry) He	(principal executive officer)	March 31, 2025

/s/ Joseph Damasio Jr.	Chief Financial Officer
Joseph Damasio Jr.	(principal financial officer and principal accounting officer)	March 31, 2025

/s/ Jason Jing Chen
Jason Jing Chen	Vice Chairman	March 31, 2025

/s/ David Green
David Green	Director	March 31, 2025

/s/ Ting Li
Ting Li	Director	March 31, 2025

/s/ Ronald Packard
Ronald Packard	Director	March 31, 2025

/s/ Herman Sanchez
Herman Sanchez	Director	March 31, 2025

/s/ James Shmerling
James Shmerling	Director	March 31, 2025

/s/ Mao Zhang
Mao Zhang	Director	March 31, 2025