Form 10-Q
period 2025-03-31
Harvard Apparatus Regenerative Technology, Inc.
filed 2025-05-14
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, there were 15,918,979 shares of common stock, par value $0.01 per share, outstanding.

Harvard Apparatus Regenerative Technology, Inc.

Form 10-Q

For the Quarter Ended March 31, 2025

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,728	$2,486
Accounts receivable	4	231
Inventory	48	80
Prepaid research and development	90	90
Prepaid expenses and other current assets	432	347
Total current assets	2,302	3,234
Property, plant and equipment, net	9	11
Right-of-use assets, net	270	293
Long-term prepaid contracts	834	904
Total assets	$3,415	$4,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$455	$452
Accrued and other current liabilities	183	221
Deferred revenue	299	—
Insurance premium financing payable	158	253
Operating lease liability	100	95
Total current liabilities	1,195	1,021
Operating lease liability, net of current portion	172	199
Total liabilities	1,367	1,220

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, par value $0.01 per share, 60,000,000 shares authorized; 15,918,979 shares issued and outstanding at each of March 31, 2025 and December 31, 2024	159	159
Additional paid-in capital	103,242	102,757
Accumulated deficit	(101,347)	(99,688)
Accumulated other comprehensive loss	(6)	(6)
Total stockholders’ equity	2,048	3,222
Total liabilities and stockholders’ equity	$3,415	$4,442

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2025	2024
Product revenue	$45	$57

Operating expenses:
Cost of sales	33	12
Research and development	601	840
Sales and marketing	10	115
General and administrative	1,071	1,111
Total operating expenses	1,715	2,078

Operating loss	(1,670)	(2,021)

Other income (expense), net:
Interest income	13	—
Interest expense	(2)	(9)
Other income (expense), net	11	(9)

Net loss	$(1,659)	$(2,030)

Basic and diluted net loss per share	$(0.10)	$(0.15)
Weighted average common shares outstanding, basic and diluted	15,918,979	13,947,324

Comprehensive loss:
Net loss	$(1,659)	$(2,030)
Foreign currency translation adjustments	—	(1)
Comprehensive loss	$(1,659)	$(2,031)

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Number of				Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	15,918,979	$159	$102,757	$(99,688)	$(6)	$3,222
Share-based compensation	—	—	485	—	—	485
Net loss	—	—	—	(1,659)	—	(1,659)
Balance at March 31, 2025	15,918,979	$159	$103,242	$(101,347)	$(6)	$2,048

	Number of				Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Deficit	Loss	Equity
Balance at January 1, 2024	13,947,324	$139	$93,463	$(91,956)	$—	$1,646
Share-based compensation expense	—	—	560	—	—	560
Net loss	—	—	—	(2,030)	—	(2,030)
Other comprehensive loss	—	—	—	—	(1)	(1)
Balance at March 31, 2024	13,947,324	$139	$94,023	$(93,986)	$(1)	$175

See accompanying notes to unaudited condensed consolidated financial statements

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(1,659)	$(2,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	485	560
Depreciation	2	6
Amortization of operating lease right-of-use assets	23	27
Changes in operating assets and liabilities:
Accounts receivable	227	(3)
Inventory	32	6
Prepaid research and development	—	51
Prepaid expenses and other current assets	(85)	(48)
Long-term prepaid contracts	70	—
Accounts payable	3	445
Operating lease liability	(22)	(27)
Accrued and other current liabilities	(38)	53
Deferred revenue	299	—
Insurance premium financing payable	(95)	—
Net cash used in operating activities	(758)	(960)

FINANCING ACTIVITIES
Advance from private placement	—	301
Proceeds from convertible debt – related party	—	500
Net cash provided by financing activities	—	801
Effect of exchange rate changes on cash	—	(1)
Net decrease in cash and cash equivalents	(758)	(160)
Cash and cash equivalents at the beginning of the year	2,486	432
Cash and cash equivalents at the end of the period	$1,728	$272

SUPPLEMENTAL INFORMATION
Interest paid in cash	$2	$9

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Overview

Harvard Apparatus Regenerative Technology, Inc. (“Harvard Apparatus Regenerative Technology” or the “Company”) is a biotechnology company with a mission to cure patients of cancers, injuries, and birth defects of the gastro-intestinal tract and the airways. The Company believes its technology is likely to be used to treat esophageal cancer, esophageal injuries, and birth defects in the esophagus. The Company believes additional product candidates in our development pipeline may treat intestinal cancer and colon cancer. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and acquiring operating assets.

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

Going Concern

The Company has incurred substantial operating losses since its inception, and as of March 31, 2025, had an accumulated deficit of approximately $101.3 million and will require additional financing to fund future operations. The Company expects that its operating cash on-hand as of March 31, 2025 of approximately $1.7 million will enable it to fund its operating expenses and capital expenditure requirements into the third quarter of 2025. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional capital to fund its current operations. In the event the Company is unable to raise additional capital from outside sources during the second quarter of 2025, it may be forced to curtail or cease its operations.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Pronouncements

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying condensed consolidated financial statements are those set forth in Note 2 to the condensed consolidated financial statements for the year ended  December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025 (the “Form 10-K”).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Harvard Apparatus Regenerative Technology and its subsidiaries; Harvard Apparatus Regenerative Technology Limited (Hong Kong), Harvard Apparatus Regenerative Technology (Hangzhou) Limited (China), and Harvard Apparatus Regenerative Technology GmbH (Germany). All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements reflect the Company’s financial position, results of operations and comprehensive loss and cash flows in conformity with accounting principles generally accepted in the United States, or U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K.

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

Revenue

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers. We offer consumer products primarily through a third-party online store. Revenue is recognized at a point in time when control of the goods is transferred to the customer, which generally occurs upon the delivery to the customer. For any company direct sales to customers, revenue is recognized at a point in time upon shipment of product or hand-delivery to customer. In October 2024, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with Health Regen, Inc., of Pittsfield, MA (“Health Regen”) . Pursuant to the Distribution Agreement the Company granted Health Regen exclusive distribution rights to all of our Consumer Health Products globally. For any sales to distributors, revenue is recognized when control of the goods is transferred to the distributor, which is either upon shipment or upon receipt of finished goods by the distributor, depending on the contract terms. Revenue also excludes any amounts collected on behalf of third parties, including sales and indirect taxes.

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

Sales and Marketing

Sales and marketing costs include advertising and payroll and related expenses for personnel engaged in marketing and selling activities. In October 2024, the Company entered into the Distribution Agreement with Health Regen, pursuant to which the Company granted Health Regen exclusive distribution rights to all of our Consumer Health Products globally. The initial term of the Distribution Agreement is from November 1, 2024 through December 31, 2030.

General and Administrative

General and administrative expenses primarily consist of costs for corporate functions, including payroll and related expenses; facilities and equipment expenses, such as depreciation and amortization expense and rent; and professional fees.

Segment Information

The Company manages its operations as two separate operating segments for the purposes of assessing performance and making operating decisions. The Company has one operating unit focused on the development and commercialization of therapies to cure patients of cancers, injuries, and birth defects of the gastro-intestinal tract and the airways. The other operating unit is focused on personal healthcare through dietary supplements. We have determined that our chief executive officer is the chief operating decision maker (the “CODM”). The CODM reviews separate discrete financial information presented by operating segment. Resource allocation decisions are made by the CODM based on operating segment cash used in operations, revenues and net income (loss).

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

Accounts Receivable

Allowances for credit losses are provided for estimated amounts of accounts receivable which may not be collected. At March 31, 2025 and December 31, 2024, we determined that no allowance for credit losses against accounts receivable was necessary.  Standard, but not all, payment terms are either due in advance or within 30 days.

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

Long-term Prepaid Contracts

We have contracted with partners relating to our clinical trial activities. Upon execution of the contracts, we made initial payments of $1.2 million as deposits recorded as long-term assets and will be applied against final invoices which are more than a year away. The deposits will be recorded as expense when the clinical trial is substantially completed. Costs for the clinical trial activities throughout our clinical trial under these contracts are recognized as expense and payable based on costs incurred. As of March 31, 2025, Our clinical trial partner applied $0.4 million of the $1.2 million deposits against outstanding invoices so $0.8 million is remaining as deposits.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements	Shorter of expected useful life or lease term (years)
Computer equipment and software	3
Furniture, machinery and equipment	5 - 7

Maintenance and repairs are charged to expense as incurred, while any additions or improvements are capitalized.

Deferred Revenue

Deferred revenue represents advance payments received from customers for goods or services to be delivered in future periods. These payments are initially recorded as liabilities and recognized as revenue when the related goods or services are provided.  As of March 31, 2025, the Company had deferred revenue of approximately $299,000, which primarily consists of advance payments for consumer health products. The Company expects to recognize this revenue over the next three months, as the performance obligations are satisfied.

Management regularly reviews the deferred revenue balance to ensure that revenue is recognized in accordance with the Company's revenue recognition policy and applicable accounting standards.

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

Concentration of Credit Risk

Financial investments that potentially subject the Company to credit risk consist of cash. The Company has all cash at accredited financial institutions. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Health Regen accounted for 90% and 0% of total product revenue for the three months ended March 31, 2025 and 2024, respectively. Health Regen is the only customer that accounted for greater than 10% of product revenue for the three months ended March 31, 2025 and the total accounts receivable balance at  December 31, 2024. There was no customer that accounted for greater than 10% of the total accounts receivable at  March 31, 2025 or more than 10% in product revenue for the three months ended March 31, 2024.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of March 31, 2025, condensed consolidated interim statements of operations and comprehensive loss and condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2025, its condensed consolidated results of operations and stockholders’ equity for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are unaudited. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods or any future year or period.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 improves disclosures about a public business entity’s expenses by requiring disaggregated disclosures of certain types of expenses, including purchases of inventory, employee compensation, depreciation, intangible amortization and depletion, as applicable, for each income statement caption that includes those expenses. In addition, the standard will require entities to define and disclose total selling expenses. The standard is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted, and entities may apply the standard prospectively or retrospectively. We are currently evaluating the impact of adopting this standard on our condensed consolidated financial statements and related disclosures.

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

The Company had no assets or liabilities classified as Level 2 or Level 3 as of March 31, 2025 and December 31, 2024. The carrying value of financial instruments (consisting of cash, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments. Investment income is included as interest income.

4. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Advisory costs	$17	$82
Audit services	42	69
Payroll	124	70
Total accrued and other current liabilities	$183	$221

5. Capital Stock

Preferred Stock

The Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share (the “Preferred Stock”), none of which were outstanding at March 31, 2025 and December 31, 2024. The Company’s Board of Directors (the “Board”) has the authority to issue Preferred Stock and to determine the rights, preferences, privileges, and restrictions, including voting rights.

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

Warrants

The Company had 898,622 warrants to purchase Common Stock outstanding as of March 31, 2025 and December 31, 2024 with a weighted-average exercise price of $5.33.

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

As of March 31, 2025, the Company’s Plan has 9,098,000 authorized shares to be issued under the Plan. There were 4,626,572 shares available for issuance as of March 31, 2025.

The following table summarizes information concerning options outstanding and exercisable:

		Weighted-	Weighted-	Aggregate
		average	average	intrinsic
		exercise	contractual	value
	Amount	price	life (years)	(in thousands)
Outstanding at December 31, 2024	4,385,477	$4.54	6.9	$1,307
Outstanding at March 31, 2025	4,385,477	4.54	6.7	155
Options exercisable	3,014,621	4.60	6.5	155
Options vested and expected to vest	4,362,128	4.54	6.7	155

The Company’s outstanding stock options include 993,835 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. Total unrecognized compensation expense for the performance-based awards is approximately $3.3 million. The Company recognized approximately $0.02 million and $0.04 million in stock-based compensation during the three months ended March 31, 2025 and 2024, respectively given that some milestone achievements for these awards have been deemed probable for accounting purposes.

Aggregate intrinsic value for outstanding options as of March 31, 2025 was approximately $0.2 million and calculated as the difference between the Company’s closing stock price of $1.93 per share as of March 31, 2025 and the weighted average exercise price of $4.54. As of March 31, 2025, unrecognized compensation cost related to unvested non-performance-based awards amounted to $1.8 million, which will be recognized over a weighted-average period of 1.2 years.

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing options granted during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
	2025	2024
Risk-free interest rate	0.00%	3.92%
Expected volatility	0.00%	117.00%
Expected term (in years)	—	5.5
Expected dividend yield	—%	—%

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three months ended
	March 31,
	2025	2024
	(In thousands)
Research and development	$59	$109
General and administrative	426	451
Total	$485	$560

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

We currently have a co-development initiative with Yale University and the McGowan Institute for Regenerative Medicine at the University of Pittsburgh. We owe advance payments of approximately $130,000 and $31,000, respectively at March 31, 2025. We plan to make the remaining advance payment by the end of 2025. The universities performed approximately 90% of the work to date. Either party can terminate the contract with reasonable notice and any incurred costs will be reimbursed by us to the universities.

In November 2024, the Company entered into an insurance premium financing and security agreement (the “Financing and Security Agreement”). Under the Financing and Security Agreement, the Company financed $315,008 of certain premiums at an 7.85% annual interest rate. As of March 31, 2025, the outstanding balance on the Financing and Security Agreement was approximately $158,000 and is included on the balance sheet in insurance premium financing payable. The final payment is due in August 2025.

As of March 31, 2025 and December, 31, 2024, we had an outstanding amount of approximately $74,000 and $133,000, respectively, owed to former employees of the Company, which is included in accounts payable.

8. Leases

The Company leases laboratory and office space and certain equipment with a remaining term of 1 year.

On August 12, 2024, the Company entered into the HQ Lease, an operating lease agreement for laboratory and office space in Holliston, MA, with an initial three-year term from September 1, 2024 through August 31, 2027. The Company accounts for the HQ Lease in accordance with ASC Topic 842, Leases ("ASC 842"). We recorded approximately $323,000 as a right-of-use asset and a corresponding operating lease liability on the Company’s condensed consolidated balance sheets upon the accounting commencement date on September 1, 2024. The lease liability was measured at the accounting commencement date utilizing a 13.3% discount rate.

The HQ Lease contains escalating payments during the lease term. Upon execution of the HQ Lease, the Company paid a security deposit, which will be held in escrow and credited at the termination of the lease. As of March 31, 2025, a security deposit of approximately $14,000 was included in long-term prepaid contracts on the Company’s condensed consolidated balance sheet related to the HQ Lease.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its condensed consolidated balance sheets:

		March 31,	December 31,
	Balance Sheet Classification	2025	2024

Assets:
Operating lease assets	Right-of-use assets, net	$270	$293
Liabilities:
Current portion of operating lease liability	Current portion of operating lease liability	100	95
Operating lease liability, net of current portion	Operating lease liability, net of current portion	172	199
Total operating lease liability		$272	$294

The Company recorded operating lease expense in the following categories in its condensed consolidated statements of operations and comprehensive loss:

	Three months ended
	March 31,
	2025	2024
	(in thousands)
Research and development	$20	$16
General and administrative	13	11
Total	$33	$27

Cash paid included in the computation of the operating lease assets and lease liability during the three months ended March 31, 2025 and 2024 amounted to approximately $32,000 and $27,000, respectively.

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

	As of March 31,
	2025	2024
Remaining lease term (in years)	2.42	0.26
Discount rate	13.29%	14.47%

The minimum lease payments for future years are as follows:

As of
March 31,
2025
(in thousands)
2025	$97
2026	133
2027	90
Total lease payments	320
Less: imputed interest	(48)
Present value of operating lease liability	$272

9. Net Loss Per Share

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2025 and 2024 because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2025	2024
Options to purchase Common Stock	4,385,477	4,197,929
Warrants to purchase Common Stock	898,622	1,113,622
Total	5,284,099	5,311,551

10. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2025 and 2024, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2025 and 2024, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

11. Segments

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based on cash used in operations, revenues and net income (loss).

We follow the accounting guidance of ASC 280, Segment Reporting (“ASC 280”). Reportable operating segments are determined based on the management approach. The management approach, as defined by ASC 280, is based on the way that the chief operating decision maker organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the chief operating decision maker manages the enterprise in two reportable segments, each with different operating and potential revenue generating characteristics.

The Company has two operating and reportable segments: i) Regenerative Biotech focused on the development of regenerative medicine treatments with operations currently in the United States and ii) Consumer Health Products relating to consumer health products with operations currently in Asia. All of our revenue was generated in Asia for the three months ended March 31, 2025 and March 31, 2024. The following tables represent selected financial information for our segments:

	Three months ended March 31,
	2025	2024
Product revenue:
Regenerative Biotech	$—	$—
Consumer Health Products	45	57
Total	$45	$57

Net loss:
Regenerative Biotech	$(1,669)	$(1,935)
Consumer Health Products	10	(95)
Total	$(1,659)	$(2,030)

	March 31,
	2025	2024
Cash and cash equivalents:
Regenerative Biotech	$1,489	$2,405
Consumer Health Products	239	81
Total	$1,728	$2,486

Total assets:
Regenerative Biotech	$2,889	$3,978
Consumer Health Products	526	464
Total	$3,415	$4,442

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations and our plans, objectives, expectations and intentions that are not historical facts and the potential impact of COVID-19 on our business and operations. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “goal,” “see,” “estimate,” “project,” “predict,” “intend,” “think,” “potential,” “objective,” “optimistic,” “strategy,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Factors that may cause our actual results to differ materially from those in the forward-looking statements include our ability to access debt and equity markets and raise additional capital when needed; the success of our collaborations, clinical trials and pre-clinical development efforts and programs, which success may not be achieved on a timely basis or at all; our ability to obtain and maintain regulatory approval for our implant products, bioreactors, scaffolds and other devices we pursue, including for the esophagus or airway, which approvals may not be obtained on a timely basis or at all; the number of patients who can be treated with our products; the amount and timing of costs associated with our development of implant products, bioreactors, scaffolds and other devices; our failure to comply with regulations and any changes in regulations; unpredictable difficulties or delays in the development of new technology; our collaborators or other third parties we contract with, including with respect to conducting any clinical trial or pre-clinical development efforts, not devoting sufficient time and resources to successfully carry out their duties or meet expected deadlines; our ability to attract and retain qualified personnel and key employees and retain senior management; potential liability exposure with respect to our products; the availability and price of acceptable raw materials and components from third-party suppliers; difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives; increased competition in the field of regenerative medicine and bioengineering, and the financial resources of our competitors; increased competition in the field of consumer health products; our ability to obtain and maintain intellectual property protection for our device and product candidates; our inability to implement our growth strategy; the control our principal stockholders can exert based on holding a majority of voting power; plus factors described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 or described in our other public filings. Our results may also be affected by factors of which we are not currently aware. We may not update these forward-looking statements, even though our situation may change in the future, unless we have obligations under the federal securities laws to update and disclose material developments related to previously disclosed information.

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

In addition to our development of regenerative medicine treatments, we also sell dietary supplements. In the second quarter of 2023, the Company’s subsidiary in Hong Kong, Consumer Health Products started focusing on consumer health products. Consumer Health Products plans to include a broad range of products focused on personal healthcare including dietary supplements. Consumer Health Products started selling consumer health supplements in the third quarter of 2023. These products are commercially marketed to the general public and currently targeted at consumers in Asia through eCommerce (online sales).

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

Financial Condition and Need for Additional Funds

We expect to continue to incur operating losses and negative cash flows from operations for 2025 and in future years.

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of March 31, 2025, had an accumulated deficit of approximately $101.3 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of March 31, 2025 of approximately $1.7 million will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2025. We expect to continue to incur operating losses and negative cash flows from operations for 2025 and in future years. Therefore, as disclosed in Note 1 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional capital to fund our current operations. In the event we do not raise additional capital from outside sources during the second quarter of 2025, we may be forced to curtail or cease our operations.

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

Results of Operations

The following table summarizes the results of our operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months
	ended		Change 2025
	March 31,		vs. 2024
	2025	2024	Change	%
Product revenue	$45	$57	$(12)	(21)%

Operating expenses
Cost of sales	33	12	21	175%
Research and development	601	840	(239)	(28)%
Sales and marketing	10	115	(105)	(91)%
General and administrative	1,071	1,111	(40)	(4)%
Total operating expenses	1,715	2,078	(363)	(17)%

Other income (expense), net:
Interest income	13	—	13	100%
Interest expense	(2)	(9)	7	(78)%
Total other income (expense), net	11	(9)	20	(222)%
Net loss	$(1,659)	$(2,030)	$371	18%

Comparison of the three months ended March 31, 2025 and March 31, 2024

Product Revenue

Product revenue was $45,000 and $57,000 for the three months ended March 31, 2025 and 2024, respectively. Product revenue consists exclusively of consumer health product sales.

Cost of Sales

Cost of sales was $33,000 and $12,000 for the three months ended March 31, 2025 and 2024, respectively. The gross profit margin on our products decreased primarily due to wholesale pricing to our distributor compared to retail pricing to consumers in the prior quarter.

Research and Development Expense

Research and development expense decreased approximately $0.2 million, or 28%, to approximately $0.6 million for the three months ended March 31, 2025 as compared to approximately $0.8 million for the three months ended March 31, 2024. This decrease was primarily due to reduced clinical trial and preclinical trial activities.

Sales and Marketing Expense

Selling and marketing expense decreased approximately $0.1 million, or 105%, to approximately $0.01 million for the three months ended March 31, 2025 as compared to approximately $0.1 million for the three months ended March 31, 2024  The decrease was primarily due to a decrease in employee compensation.

General and Administrative Expense

General and administrative expense decreased approximately $0.04 million, or 4%, to approximately $1.1 million for the three months ended March 31, 2025 as compared to approximately $1.1 million for the three months ended March 31, 2024. This decrease was primarily due to reduced share-based compensation expense during the current quarter.

Interest income

During the three months ended March 31, 2025, we recorded interest income of approximately $13,000 earned from our money market account. During the three months ended March 31, 2024, we generated no interest income.

Interest expense

During the three months ended March 31, 2025, we recorded interest expense of approximately $2,000 on insurance installment payments. During the three months ended March 31, 2024, we recorded interest expense of approximately $6,000 on convertible debt and approximately $3,000 on insurance installment payments.

Liquidity and Capital Resources

Sources of liquidity. We have incurred operating losses since inception, and as of March 31, 2025, we had an accumulated deficit of approximately $101.3 million. We are currently investing significant resources in the development and commercialization of our product candidates for use by clinicians and researchers in the fields of regenerative medicine and bioengineering. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future. Therefore, as disclosed in Note 1 to our Condensed Consolidated Financial Statements, these conditions raise substantial doubt about our ability to continue as a going concern.

The following table sets forth the primary uses of cash for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net cash used in operating activities	$(758)	$(960)
Net cash provided by financing activities	$—	$801

Comparison of the three months ended March 31, 2025 and 2024

Operating activities. Net cash used in operating activities of approximately $0.8 million for the three months ended March 31, 2025 was due primarily to our net loss of approximately $1.7 million offset by adjustments for non-cash items of approximately $0.5 million due to non-cash expenses for share-based compensation, depreciation and amortization, and an approximately $0.4 million increase to cash from changes in working capital due to the timing of payments for accounts receivable, inventory, prepaid expenses, long-term prepaid contracts, accounts payable, deferred revenue and accrued expenses.

Net cash used in operating activities of approximately $1.0 million for the three months ended March 31, 2024 was due primarily to our net loss of approximately $2.0 million offset by adjustments for non-cash items of approximately $0.5 million due to non-cash expenses for share-based compensation, depreciation and amortization, and an approximately $0.5 million increase to cash from changes in working capital due to the timing of payments for accounts receivable, inventory, prepaid expenses, deferred financing costs, long-term prepaid contracts, accounts payable and accrued expenses.

Financing activities. During the three months ended March 31, 2025, we did not generate cash from financing activities.  In comparison, net cash generated from financing activities during the three months ended March 31, 2024, of approximately $0.8 million consisted of net proceeds of $0.5 million received from debt financing and $0.3 million from a group of investors who each entered into securities purchase agreements with the Company pertaining to the private placement transaction closing on April 15, 2024.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of March 31, 2025.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon the evaluation described above, our principal executive officer and our principal financial and accounting officer have concluded that they believe our disclosure controls and procedures were effective as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial and accounting officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended March 31, 2025. During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. There are no such matters pending that we expect to be material in relation to our business, financial condition, and results of operations or cash flows.

Item 1A. Risk Factors

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

In the three months ended March 31, 2025, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 14, 2025

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

By:	/s/ Junli He
Name:	Junli He
Title:	Chief Executive Officer, Director, and Chairman (principal executive officer)

By:	/s/ Joseph L.Damasio Jr.
Name:	Joseph L. Damasio Jr.
Title:	Chief Financial Officer (principal financial officer)