Form 10-Q
period 2025-09-30
Harvard Apparatus Regenerative Technology, Inc.
filed 2025-11-07
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, there were 17,168,979 shares of common stock, par value $0.01 per share, outstanding.

Harvard Apparatus Regenerative Technology, Inc.

Form 10-Q

For the Quarter Ended September 30, 2025

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,319	$2,486
Accounts receivable	3	231
Inventory	22	80
Prepaid research and development	53	90
Prepaid expenses and other current assets	230	347
Total current assets	1,627	3,234
Property, plant and equipment, net	7	11
Right-of-use assets, net	221	293
Long-term prepaid contracts	691	904
Total assets	$2,546	$4,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$313	$452
Accrued and other current liabilities	327	221
Deferred revenue	128	—
Insurance premium financing payable	—	253
Operating lease liability	108	95
Total current liabilities	876	1,021
Operating lease liability, net of current portion	116	199
Total liabilities	992	1,220

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, par value $0.01 per share, 60,000,000 shares authorized; 17,168,979 and 15,918,979 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	172	159
Additional paid-in capital	106,261	102,757
Accumulated deficit	(104,870)	(99,688)
Accumulated other comprehensive loss	(9)	(6)
Total stockholders’ equity	1,554	3,222
Total liabilities and stockholders’ equity	$2,546	$4,442

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Product revenue	$123	$59	$485	$172

Operating expenses:
Cost of sales	112	70	447	95
Research and development	655	557	1,953	2,039
Sales and marketing	25	143	35	455
General and administrative	1,045	1,148	3,267	3,944
Total operating expenses	1,837	1,918	5,702	6,533

Operating loss	(1,714)	(1,859)	(5,217)	(6,361)

Other income (expense), net:
Interest income	11	10	31	9
Interest expense	(2)	(11)	(7)	(36)
Other income	5	—	11	—
Other income (expense), net	14	(1)	35	(27)

Net loss	$(1,700)	$(1,860)	$(5,182)	$(6,388)

Basic and diluted net loss per share	$(0.10)	$(0.12)	$(0.32)	$(0.44)
Weighted average common shares outstanding, basic and diluted	17,033,109	15,017,591	16,294,437	14,410,034

Comprehensive loss:
Net loss	$(1,700)	$(1,860)	$(5,182)	$(6,388)
Foreign currency translation adjustments	(2)	(2)	(3)	(24)
Comprehensive loss	$(1,702)	$(1,862)	$(5,185)	$(6,412)

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share data)

	Number of				Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Deficit	Loss	Equity
Balance at July 1, 2025	15,918,979	$159	$103,779	$(103,170)	$(7)	$761
Share-based compensation expense	—	—	495	—	—	495
Issuance of common stock	1,250,000	13	1,987	—	—	2,000
Net loss	—	—	—	(1,700)	—	(1,700)
Other comprehensive loss	—	—	—	—	(2)	(2)
Balance at September 30, 2025	17,168,979	$172	$106,261	$(104,870)	$(9)	$1,554

	Number of				Accumulated	Total
	Common		Additional		Other	Stockholders’
	Shares	Common	Paid-in	Accumulated	Comprehensive	Equity
	Outstanding	Stock	Capital	Deficit	Loss	(Deficit)
Balance at July 1, 2024	14,315,091	$143	$96,073	$(96,484)	$(22)	$(290)
Share-based compensation expense	—	—	562	—	—	562
Issuance of common stock	1,388,888	14	4,986	—	—	5,000
Issuance of common stock from exercise of warrants	215,000	2	428	—	—	430
Net loss	—	—	—	(1,860)	—	(1,860)
Other comprehensive loss	—	—	—	—	(2)	(2)
Balance at September 30, 2024	15,918,979	$159	$102,049	$(98,344)	$(24)	$3,840

	Number of				Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	15,918,979	$159	$102,757	$(99,688)	$(6)	$3,222
Share-based compensation expense	—	—	1,517	—	—	1,517
Issuance of common stock	1,250,000	13	1,987	—	—	2,000
Net loss	—	—	—	(5,182)	—	(5,182)
Other comprehensive loss	—	—	—	—	(3)	(3)
Balance at September 30, 2025	17,168,979	$172	$106,261	$(104,870)	$(9)	$1,554

	Number of				Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Deficit	Loss	Equity
Balance at January 1, 2024	13,947,324	$139	$93,463	$(91,956)	$—	$1,646
Share-based compensation expense	—	—	1,694	—	—	1,694
Issuance of common stock	1,756,655	18	6,464	—	—	6,482
Issuance of common stock from exercise of warrants	215,000	2	428	—	—	430
Net loss	—	—	—	(6,388)	—	(6,388)
Other comprehensive loss	—	—	—	—	(24)	(24)
Balance at September 30, 2024	15,918,979	$159	$102,049	$(98,344)	$(24)	$3,840

See accompanying notes to unaudited condensed consolidated financial statements

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(5,182)	$(6,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,517	1,694
Depreciation	4	12
Amortization of operating lease right-of-use assets	72	128
Changes in operating assets and liabilities:
Accounts receivable	228	3
Inventory	58	(63)
Prepaid research and development	37	89
Prepaid expenses and other current assets	117	(59)
Deferred financing costs	—	544
Long-term prepaid contracts	213	208
Accounts payable	(139)	62
Operating lease liability	(70)	(117)
Accrued and other current liabilities	106	160
Deferred revenue	128	—
Insurance premium financing payable	(253)	—
Net cash used in operating activities	(3,164)	(3,727)

FINANCING ACTIVITIES
Proceeds from convertible debt – related party	—	500
Proceeds from issuance of common stock	2,000	6,482
Proceeds from exercise of warrants	—	430
Payments on convertible debt - related party	—	(500)
Net cash provided by financing activities	2,000	6,912
Effect of exchange rate changes on cash	(3)	(24)
Net decrease in cash and cash equivalents	(1,167)	3,161
Cash and cash equivalents at the beginning of the year	2,486	432
Cash and cash equivalents at the end of the period	$1,319	$3,593

SUPPLEMENTAL INFORMATION
Interest paid in cash	$7	$36

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

Consumer Health Products includes a broad range of products focused on personal healthcare including dietary supplements. The Company currently sells dietary supplements through Consumer Health Products. These products are commercially marketed to the general public and initially targeted at consumers in Asia through eCommerce (online sales).

Going Concern

The Company has incurred substantial operating losses since its inception, and as of September 30, 2025, had an accumulated deficit of approximately $104.9 million and will require additional financing to fund future operations. The Company expects that its operating cash on-hand as of September 30, 2025 of approximately $1.3 million will enable it to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2025. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional capital to fund its current operations. In the event the Company is unable to raise additional capital from outside sources during the fourth quarter of 2025, it may be forced to curtail or cease its operations.

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

Revenue

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers. The Company offers consumer products primarily through a third-party online store. Revenue is recognized at a point in time when control of the goods is transferred to the customer, which generally occurs upon the delivery to the customer. For any company direct sales to customers, revenue is recognized at a point in time upon shipment of product or hand-delivery to customer. In October 2024, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with Health Regen, Inc., of Pittsfield, MA (“Health Regen”). Pursuant to the Distribution Agreement, the Company granted Health Regen exclusive distribution rights to all of its Consumer Health Products globally. For any sales to distributors, revenue is recognized when control of the goods is transferred to the distributor, which is either upon shipment or upon the completion of production by third party manufacturers, depending on the contract terms. Revenue also excludes any amounts collected on behalf of third parties, including sales and indirect taxes.

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

Accounts Receivable

Allowances for credit losses are provided for estimated amounts of accounts receivable which may not be collected. At September 30, 2025 and December 31, 2024, we determined that no allowance for credit losses against accounts receivable was necessary.  Advance payment is required under standard terms.

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

Long-term Prepaid Contracts

The Company has contracted with partners relating to its clinical trial activities. Upon execution of the contracts, the Company made initial deposits of $1.2 million in connection with a clinical trial contract and will be applied against final invoices which are more than a year away. The deposits will be recorded as expense when the clinical trial is substantially completed. Costs for the clinical trial activities throughout the Company’s clinical trial under these contracts are recognized as expense and payable based on costs incurred. As of September 30, 2025, the Company’s clinical trial partner applied approximately $0.6 million of these deposits against invoices reducing the long-term prepaid contracts balance to $0.6 million. In addition to the clinical trial deposits, the company has $0.1 million in other deposits paid to its landlord as a security deposit and to a university for future esophageal implant production. The deposits are not expected to be expensed within the next twelve months and are therefore classified as long term.

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

Deferred Revenue

Deferred revenue represents advance payments received from customers for goods or services to be delivered in future periods. These payments are initially recorded as liabilities and recognized as revenue when the related goods or services are provided.  As of September 30, 2025, the Company had deferred revenue of $128,000, which primarily consists of advance payments for consumer health products. The Company expects to recognize this revenue within the next fiscal quarter, as the performance obligations are satisfied.

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

For the three and nine months ended September 30, 2025, Health Regen accounted for approximately 95% and 96% of total product revenue, respectively.  Health Regen was the only customer to account for more than 10% of total accounts receivable as of both September 30, 2025 and December 31, 2024.  There were no customers that accounted for more than 10% in product revenue during the three and nine months ended September 30, 2024.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of September 30, 2025, condensed consolidated interim statements of operations and comprehensive loss and condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2025, its condensed consolidated results of operations and stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are unaudited. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods or any future year or period.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 improves disclosures about a public business entity’s expenses by requiring disaggregated disclosures of certain types of expenses, including purchases of inventory, employee compensation, depreciation, intangible amortization and depletion, as applicable, for each income statement caption that includes those expenses. In addition, the standard will require entities to define and disclose total selling expenses. The standard is effective for public business entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted, and entities may apply the standard prospectively or retrospectively. The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient and an accounting policy election for estimating expected credit losses on current accounts receivable and contract assets arising under ASC 606. The Company has elected to apply the practical expedient, which assumes that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. Given the immaterial nature of the Company’s accounts receivable and contract assets, the adoption of ASU 2025-05 is not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures. The amendments are effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company intends to adopt the guidance in the first quarter of fiscal year 2026.

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Advisory costs	$105	$82
Audit services	106	69
Payroll	116	70
Total accrued and other current liabilities	$327	$221

4. Capital Stock

Preferred Stock

The Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share (the “Preferred Stock”), none of which were outstanding at September 30, 2025 and December 31, 2024. The Company’s Board of Directors (the “Board”) has the authority to issue Preferred Stock and to determine the rights, preferences, privileges, and restrictions, including voting rights.

Common Stock

On July 11, 2025, the Company entered into securities purchase agreements with certain investors each named therein (the “July Investor,” and collectively the “July Investors”) pursuant to which each of the July Investors agreed to purchase in a private placement an aggregate of 1,250,000 shares of Common Stock for the aggregate gross proceeds of approximately $2.0 million at a purchase price per share of $1.60.

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

Pursuant to the April Purchase Agreements, if the Company closes an equity financing in a registered public offering of its securities on or before six (6) months from the date of the April Purchase Agreements, and the public offering price per share was less than the per share purchase price of the 2024 Private Placement, then the Company shall promptly following such closing issue to each Investor additional shares of Common Stock in an amount equal to the difference between (i) the shares issued in the 2024 Private Placement, and (ii) result of dividing (a) the subscription amount for each April Purchase Agreement, by (b) the public offering per share. As of October 15, 2024, being six months following the date of the April Purchase Agreements, the Company had not completed an equity financing through a registered public offering of its securities since April 15, 2024 and thus this additional issuance requirement is no longer applicable.

Warrants

The Company had 898,622 warrants to purchase Common Stock outstanding as of September 30, 2025 and December 31, 2024 with a weighted-average exercise price of $5.33.

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

As of September 30, 2025, the Company’s Plan has 9,098,000 authorized shares to be issued under the Plan. There were 4,370,364 shares available for issuance as of September 30, 2025.

The following table summarizes information concerning options outstanding and exercisable:

		Weighted-	Weighted-	Aggregate
		average	average	intrinsic
		exercise	contractual	value
	Amount	price	life (years)	(in thousands)
Outstanding at December 31, 2024	4,385,477	$4.54	6.9	$1,307
Granted	292,489	1.60
Canceled / forfeited	(36,281)	85.80
Outstanding at September 30, 2025	4,641,685	3.72	6.5	281
Options exercisable	3,319,456	3.63	6.3	218
Options vested and expected to vest	4,618,336	3.71	6.5	281

The Company’s outstanding stock options include 993,835 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. Total unrecognized compensation expense for the performance-based awards is approximately $3.4 million. The Company recognized approximately $7,800 and $44,000 in share-based compensation during the three and nine months ended September 30, 2025, respectively, and $0.02 million and $0.10 million in share-based compensation during the three and nine months ended September 30, 2024, respectively, as a result of certain milestone achievements for these awards have been deemed probable for accounting purposes.

Aggregate intrinsic value for outstanding options as of September 30, 2025 was approximately $0.3 million and calculated as the difference between the Company’s closing stock price of $1.98 per share as of September 30, 2025 and the weighted average exercise price of $3.72. As of September 30, 2025, unrecognized compensation cost related to unvested non-performance-based awards amounted to $1.2 million, which will be recognized over a weighted-average period of 0.8 years.

The Company uses the Black-Scholes option pricing model to value its stock options. The weighted average assumptions for valuing options granted during the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended
	September 30,
	2025	2024
Risk-free interest rate	3.85%	4.06%
Expected volatility	116.11%	116.88%
Expected term (in years)	5.2	5.4
Expected dividend yield	—%	—%

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Research and development	$49	$95	$166	$314
General and administrative	446	467	1,351	1,380
Total	$495	$562	$1,517	$1,694

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

The Company currently has a co-development initiative with Yale University.  As of September 30, 2025, the Company had an outstanding final billing of approximately $130,000. The Company expects to settle the remaining balance by year-end. Yale University has substantially completed its study.

In November 2024, the Company entered into an insurance premium financing and security agreement (the “Financing and Security Agreement”). Under the Financing and Security Agreement, the Company financed $315,008 of certain premiums at an 7.85% annual interest rate. As of September 30, 2025, the outstanding balance on the Financing and Security Agreement was paid in full. The final payment was made in August 2025.

As of September 30, 2025 and December, 31, 2024, the Company had an outstanding amount of approximately $7,000 and $133,000, respectively, owed to former employees of the Company, which is included in accounts payable.

On July 1, 2025, the Company entered into a services agreement with Beijing Quarkmed Technology Co., Ltd. with a total contract value of approximately $206,000 related to regulatory and clinical support activities. Payments are due on contract signing, three months after signing, and upon a successful regulatory filing. As of September 30, 2025, the Company had prepaid approximately $72,000, included in prepaid research and development. The Company evaluates progress and recognizes expense as services are performed; amounts paid in advance are recorded as prepaid and expensed upon performance. If services are not performed, prepaid amounts are subject to the contract’s refund provisions.

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

The HQ Lease contains escalating payments during the lease term. Upon execution of the HQ Lease, the Company paid a security deposit, which will be held in escrow and credited at the termination of the lease. As of September 30, 2025, a security deposit of approximately $14,000 was included in long-term prepaid contracts on the Company’s condensed consolidated balance sheet related to the HQ Lease.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its condensed consolidated balance sheets:

		September 30,	December 31,
	Balance Sheet Classification	2025	2024

Assets:
Operating lease assets	Right-of-use assets, net	$221	$293
Liabilities:
Current portion of operating lease liability	Current portion of operating lease liability	108	95
Operating lease liability, net of current portion	Operating lease liability, net of current portion	116	199
Total operating lease liability		$224	$294

The Company recorded operating lease expense in the following categories in its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development	$11	$17	$33	$47
Sales and marketing	—	10	—	20
General and administrative	22	13	66	38
Total	$33	$40	$99	$105

Cash paid included in the computation of the operating lease assets and lease liability during the three and nine months ended September 30, 2025 amounted to approximately $32,000 and $96,000, respectively.  Cash paid included in the computation of the operating lease assets and lease liability during three and nine months ended September 30, 2024 amounted to approximately $40,000 and $105,000, respectively.

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

	As of September 30,
	2025	2024
Remaining lease term (in years)	1.92	2.90
Discount rate	13.29%	13.24%

The minimum lease payments for future years are as follows:

As of
September 30,
2025
(in thousands)
2025	$33
2026	133
2027	90
Total lease payments	256
Less: imputed interest	(32)
Present value of operating lease liability	$224

8. Net Loss Per Share

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the nine months ended September 30, 2025 and 2024 because including them would have had an anti-dilutive effect:

	Nine Months Ended
	September 30,
	2025	2024
Options to purchase Common Stock	4,641,685	4,346,253
Warrants to purchase Common Stock	898,622	898,622
Total	5,540,307	5,244,875

9. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the nine months ended September 30, 2025 and 2024, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2025 and 2024, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

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

The Company has two operating and reportable segments: (i) Regenerative Biotech focused on the development of regenerative medicine treatments with operations currently in the United States and (ii) Consumer Health Products relating to consumer health products with operations currently in Asia. All of the Company’s revenue was generated in Asia for the three and nine months ended September 30, 2025 and 2024. The following tables represent selected financial information for our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue:
Regenerative Biotech	$—	$—	$—	$—
Consumer Health Products	123	59	485	172
Total	$123	$59	$485	$172

Net loss:
Regenerative Biotech	$(1,682)	$(1,682)	$(5,193)	$(5,937)
Consumer Health Products	(18)	(178)	11	(451)
Total	$(1,700)	$(1,860)	$(5,182)	$(6,388)

	September 30,	December 31,
	2025	2024
Cash and cash equivalents:
Regenerative Biotech	$1,186	$2,405
Consumer Health Products	133	81
Total	$1,319	$2,486

Total assets:
Regenerative Biotech	$2,275	$3,978
Consumer Health Products	271	464
Total	$2,546	$4,442

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

In addition to our development of regenerative medicine treatments, we also sell dietary supplements. In the second quarter of 2023, the Company’s subsidiary in Hong Kong, Consumer Health Products started focusing on consumer health products. Consumer Health Products includes a broad range of products focused on personal healthcare including dietary supplements. Consumer Health Products started selling consumer health supplements in the third quarter of 2023. These products are commercially marketed to the general public and currently targeted at consumers in Asia through eCommerce (online sales).

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

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of September 30, 2025, had an accumulated deficit of approximately $104.9 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of September 30, 2025 of approximately $1.3 million will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We expect to continue to incur operating losses and negative cash flows from operations for 2025 and in future years. Therefore, as disclosed in Note 1 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional capital to fund our current operations. In the event we do not raise additional capital from outside sources during the fourth quarter of 2025, we may be forced to curtail or cease our operations.

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

Results of Operations

The following table summarizes the results of our operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months				Nine Months
	Ended		Change 2025		Ended		Change 2025
	September 30,		vs. 2024		September 30,		vs. 2024
	2025	2024	Change	%	2025	2024	Change	%
Product revenue	$123	$59	$64	108%	$485	$172	$313	182%

Operating expenses
Cost of sales	112	70	42	60%	447	95	352	371%
Research and development	655	557	98	18%	1,953	2,039	(86)	(4%)
Sales and marketing	25	143	(118)	(83%)	35	455	(420)	(92%)
General and administrative	1,045	1,148	(103)	(9%)	3,267	3,944	(677)	(17%)
Total operating expenses	1,837	1,918	(81)	(4%)	5,702	6,533	(831)	(13%)

Other income (expense), net:
Interest income	11	10	1	10%	31	9	22	244%
Interest expense	(2)	(11)	9	(82%)	(7)	(36)	29	(81%)
Other income	5	—	5	100%	11	—	11	100%
Total other income (expense), net	14	(1)	15	(1,500%)	35	(27)	62	(230%)
Net loss	$(1,700)	$(1,860)	$160	(9%)	$(5,182)	$(6,388)	$1,206	(19%)

Comparison of the three months ended September 30, 2025 and 2024

Product Revenue

Product revenue was $123,000 and $59,000 for the three months ended September 30, 2025 and 2024, respectively.  The $64,000 increase, representing a 108% growth, was driven by expanded distribution and new product launches within our Consumer Health segment, including CoQ-10 and sleep aid gummies, alongside continued strong performance from our existing offerings such as Liver Guard.

Cost of Sales

Cost of sales was $112,000 and $70,000 for the three months ended September 30, 2025 and 2024, respectively. The increase reflects scaling of operations to match higher sales.

Research and Development Expense

Research and development expense increased approximately $0.1 million, or 18%, to approximately $0.7 million for the three months ended September 30, 2025 as compared to approximately $0.6 million for the three months ended September 30, 2024. This increase was primarily reflecting higher clinical trial activity, partially offset by lower preclinical spend.

Sales and Marketing Expense

Selling and marketing expense decreased approximately $0.1 million, or 83%, for the three months ended September 30, 2025 as compared to approximately $0.1 million for the three months ended September 30, 2024  The reduction primarily reflects a strategic shift from direct in‑house sales to a distributor‑based model, which significantly lowered advertising and promotional costs, as well as a headcount reduction within the sales team implemented in the fourth quarter of 2024.

General and Administrative Expense

General and administrative expense decreased approximately $0.1 million, or 9%, to approximately $1.0 million for the three months ended September 30, 2025 as compared to approximately $1.1 million for the three months ended September 30, 2024. This decrease is mainly due to reduced insurance premiums and lower share-based compensation expense.

Interest income

During the three months ended September 30, 2025 and 2024, we recorded interest income of approximately $11,000 and $10,000, respectively, earned from our money market account.

Interest expense

During the three months ended September 30, 2025, we recorded interest expense of approximately $2,000 on insurance installment payments. During the three months ended September 30, 2024, we recorded interest expense of approximately $7,000 on convertible debt and approximately $4,000 on insurance installment payments.

Other income

For the three months ended September 30, 2025, we recorded approximately $5,000 in other income from sublease activity. These activities are part of our ongoing efforts to optimize the use of its facilities and engage with stakeholders.

Comparison of the nine months ended September 30, 2025 and 2024

Product Revenue

Product revenue was $485,000 and $172,000 for the nine months ended September 30, 2025 and 2024, respectively. The $313,000 growth, representing a 182% growth, was driven by launching new offerings and extending our market reach within our Consumer Health segment, including CoQ-10 and sleep aid gummies, alongside continued strong performance from our existing offerings such as Liver Guard.

Cost of Sales

Cost of sales was $447,000 and $95,000 for the nine months ended September 30, 2025 and 2024, respectively. The increase reflects scaling of operations to match higher sales.

Research and Development Expense

Research and development expense decreased approximately $0.1 million, or 4%, to approximately $2.0 million for the nine months ended September 30, 2025 as compared to approximately $2.0 million for the nine months ended September 30, 2024. This decrease was primarily due to reduced share-based compensation expense during the current period.

Sales and Marketing Expense

Selling and marketing expense decreased approximately $0.4 million, or 92% for the nine months ended September 30, 2025 as compared to approximately $0.5 million for the nine months ended September 30, 2024  The decrease primarily reflects a strategic shift from direct in‑house sales to a distributor‑based model, which significantly lowered advertising and promotional costs, as well as a headcount reduction within the sales team implemented in the fourth quarter of 2024.

General and Administrative Expense

General and administrative expense decreased approximately $0.7 million, or 17%, to approximately $3.3 million for the nine months ended September 30, 2025 as compared to approximately $3.9 million for the nine months ended September 30, 2024. This decrease was primarily due to the recognition in the prior period of one-time offering costs totaling $0.5 million related to an anticipated offering that was not completed.

Interest income

During the nine months ended September 30, 2025 and 2024, we recorded interest income of approximately $31,000 and $9,000, respectively, earned from our money market account.

Interest expense

During the nine months ended September 30, 2025, we recorded interest expense of approximately $7,000 on insurance installment payments. During the nine months ended September 30, 2024, we recorded interest expense of approximately $23,000 on convertible debt and approximately $13,000 on insurance installment payments.

Other income

For the nine months ended September 30, 2025, we recognized total other income of approximately $11,000. This amount includes $7,000 in sublease income and $4,000 generated from hosting site visits. These activities are part of our ongoing efforts to optimize the use of its facilities and engage with stakeholders. During the nine months ended September 30, 2024, we generated no other income.

Liquidity and Capital Resources

Sources of liquidity. We have incurred operating losses since inception, and as of September 30, 2025, we had an accumulated deficit of approximately $104.9 million. We are currently investing significant resources in the development and commercialization of our product candidates for use by clinicians and researchers in the fields of regenerative medicine and bioengineering. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future. Therefore, as disclosed in Note 1 to our Condensed Consolidated Financial Statements, these conditions raise substantial doubt about our ability to continue as a going concern.

The following table sets forth the primary uses of cash for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Net cash used in operating activities	$(3,164)	$(3,727)
Net cash provided by financing activities	$2,000	$6,912

Comparison of the nine months ended September 30, 2025 and 2024

Operating activities. Net cash used in operating activities of approximately $3.2 million for the nine months ended September 30, 2025 was due primarily to our net loss of approximately $5.2 million offset by adjustments for non-cash items of approximately $1.6 million due to non-cash expenses for share-based compensation, depreciation and amortization, and an approximately $0.4 million increase to cash from changes in working capital due to the timing of payments for accounts receivable, inventory, prepaid expenses, long-term prepaid contracts, accounts payable, deferred revenue and accrued expenses.

Net cash used in operating activities of approximately $3.7 million for the nine months ended September 30, 2024 was due primarily to our net loss of approximately $6.4 million offset by adjustments for non-cash items of approximately $1.9 million due to non-cash expenses for share-based compensation, depreciation and amortization, and an approximately $0.8 million increase to cash from changes in working capital due to the timing of payments for accounts receivable, inventory, prepaid expenses, deferred financing costs, long-term prepaid contracts, accounts payable and accrued expenses.

Financing activities. During the nine months ended September 30, 2025, we generated approximately $2.0 million in net cash from financing activities through a private placement, resulting in the issuance of 1,250,000 shares of our Common Stock. In comparison, net cash provided by financing activities during the nine months ended September 30, 2024 totaled approximately $6.9 million. This included net proceeds of $0.5 million from debt financing, $0.4 million from stock warrant exercises, and $6.5 million from private placement transactions, which resulted in the issuance of 1,756,655 shares of our Common Stock to a group of investors. The $0.5 million in debt was repaid in August 2024.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of September 30, 2025.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon the evaluation described above, our principal executive officer and our principal financial and accounting officer have concluded that they believe our disclosure controls and procedures were effective as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial and accounting officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended September 30, 2025. During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

During the three months ended September 30, 2025, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 7, 2025

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

By:	/s/ Junli He
Name:	Junli He
Title:	Chief Executive Officer, Director, and Chairman (principal executive officer)

By:	/s/ Joseph L.Damasio Jr.
Name:	Joseph L. Damasio Jr.
Title:	Chief Financial Officer (principal financial and accounting officer)