Form 10-K
period 2025-12-31
Harvard Apparatus Regenerative Technology, Inc.
filed 2026-03-19
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025
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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2025 was approximately $15.6 million based on the closing sale price on that date of $1.70. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.

At March 9, 2026, there were 17,580,744 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2026 Annual Meeting of Stockholders, to be filed within 120 days after the end of the Registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K for the fiscal year ended December 31, 2025 (this “Form 10-K”). Except with respect to information specifically incorporated by reference in this Form 10-K, such Proxy Statement is not deemed to be filed as part hereof.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2025

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

Based on our successful first-in-human procedure and our preclinical procedures in over 50 pigs, the U.S. Food and Drug Administration, or FDA has approved our Investigational New Drug (IND) application to begin a phase 1 clinical trial for esophageal regeneration. This open-label trial will assess both safety and efficacy in up to ten patients requiring esophageal reconstruction for any reason, including caustic burns, puncture wounds or damage to the esophagus following chemoradiation therapy for esophageal cancer, at up to five U.S. hospitals. We have contracted with IQVIA, a leading global provider of advanced analytics, technology solutions and clinical research services to the life sciences industry, as the contract research organization (CRO) to manage our first clinical trial. We activated two clinical trial sites, the Mayo Clinic and the University of Michigan Medical Center, and started screening patients in the third quarter of 2023. We activated a clinical trial site at the University of Southern California in Los Angeles, and started screening patients in the first quarter of 2026.  We continue to seek our first eligible patient for enrollment in the trial.

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

Consumer Health Products

Our subsidiary in Hong Kong, Harvard Apparatus Regenerative Technology Limited, or Consumer Health Products, focuses on sales of consumer health products (formerly identified as “longevity products”).

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

Our Strategy

Our strategy is to develop and advance our pipeline of products, beginning with our lead product for the treatment of esophageal cancer, through clinical development and commercialization. The key elements of our strategy include:

●

Initiate the phase 1 clinical trial for our lead product candidate, the CellspanTM Esophageal Implant (CEI), for the treatment of severe esophageal disease. Based upon our successful initial case of esophageal regeneration and our animal models, the FDA has approved our IND application to commence a clinical trial in up to ten patients. We activated three clinical trial sites, the Mayo Clinic, the University of Michigan Medical Center and the University of Southern California in Los Angeles. We continue to seek our first eligible patient for enrollment in the trial.

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

Current Phase 1 Clinical Trial

Based on both the successful in-human procedure at the Mayo Clinic and our extensive large animal research, the FDA has approved our Investigational New Drug application to commence our clinical trial. The trial will be a ten-patient phase 1 trial, in up to five hospitals in the U.S. and is designed to measure both the safety and efficacy of our product candidate in the patient population. Enrollment criteria includes any patient that requires removal of a part of the esophagus that is up to six centimeters long for any medical reason. We expect enrolled patients to include esophageal cancer patients, post-neoadjuvant chemoradiation therapy, but we may enroll patients with other esophageal conditions that require reconstruction and regeneration. We activated three clinical trial sites, the Mayo Clinic, the University of Michigan Medical Center and the University of Southern California in Los Angeles. We continue to seek our first eligible patient for enrollment in the trial.

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

Clinical Pathway

We believe that this study laid both the scientific and clinical groundwork for treating babies with birth defects in the esophagus with the Cellspan Esophageal Implant. The FDA approval for the clinical trial allows us to treat children once we have established safety in adult patients in the phase 1 clinical trial. Once we have established the safety of the implant in adults, we expect to recruit children into a clinical trial for esophageal atresia.  We are collaborating with the Capital Medical University in China to advance an investigator-initiated trial (IIT) focused on esophageal atresia. Data generated from this clinical work may be used to support our development strategy, including potentially serving as supplemental or bridging information in future regulatory submissions to the U.S. Food and Drug Administration (FDA). We cannot assure that data derived from the IIT will be accepted by the FDA or that such data will be sufficient to support any regulatory approval. The timing, scope, and outcome of regulatory interactions remain subject to FDA review and discretion.

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

Our Strategy

Our strategy is to develop and advance our pipeline of products, beginning with our lead product for the treatment of esophageal disease, through clinical development and commercialization. The key elements of our strategy include:

●

Initiate the phase 1 clinical trial for our lead esophageal implant product candidate for the treatment of severe esophageal disease. Based upon our successful initial case of esophageal regeneration and our animal models, the FDA has approved our IND application to commence a clinical trial in up to ten patients. We activated three clinical trial sites, the Mayo Clinic, the University of Michigan Medical Center and the University of Southern California in Los Angeles. We continue to seek our first eligible patient for enrollment in the trial.

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

Our esophageal implant will not be tested for safety on healthy volunteers (the usual goal of a phase 1 trial) or for dose-response and maximum-tolerated dose (the usual goals of a phase 2 trial). Measuring safety and efficacy in the patient population is normally the goal of a phase 3 clinical trial. Hence, our approved trial is more similar to a small phase 3 clinical trial than a typical first clinical trial. We do not expect to add patients to this clinical trial, including in Europe and China, until we have sufficient data to gain approval.

Unlike the normal drug discovery process, which assesses a drug for its ability to treat a single disease, we can pursue multiple diseases with a single clinical trial. This is because any medical condition that requires the removal of part of the esophagus can be repaired with our esophageal implant. It does not matter that the need to surgically remove part of the esophagus is caused by esophageal cancer, Barrett's esophagus (damage to the lower esophagus caused by the reflux of stomach acids into the esophagus), a fistula (a hole in the esophagus), a birth defect, or a wound or injury to the esophagus. Our esophageal implant can be used to treat any of these conditions. Because of this, we believe that the available market in treating the esophagus to be far larger than that for treating esophageal cancer alone. In addition, we can access that large patient population without having to conduct a new clinical trial for each underlying medical condition. Compared to the development of new drugs, this greatly reduces our costs to expand the market size for our products.

We intend to request Fast Track status, Breakthrough Therapy designation, Regenerative Medicine Advanced Therapy, or RMAT, designation, Accelerated Approval, Priority Review and a Priority Review Voucher from the FDA. There are many benefits of such designations, including reduced costs and faster times to market. Please refer to the Regulatory Strategy section for more details.

Our first clinical trial is in the U.S. for patients with cancer, injury, or birth defects in the esophagus. However, there are far more patients with these conditions in Europe and Asia than there are in the U.S. For this reason, we intend to expand our clinical trial to include patients in Europe and Asia and to seek regulatory approval in those countries as well.  We are actively collaborating with the Capital Medical University in China to advance an investigator-initiated trial (IIT) for the treatment of esophageal atresia. This collaboration is intended to further assess the clinical feasibility and potential therapeutic benefit of our technology. Data generated from the IIT may contribute to our overall development strategy and may be considered as supplemental information in connection with future regulatory interactions, including potential submissions to the U.S. Food and Drug Administration (FDA). We cannot provide assurance regarding the acceptability of such data by the FDA or the extent to which the IIT results may support regulatory approval. Our clinical development activities, regulatory timelines, and related expenditures remain subject to inherent risks and uncertainties.

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

We incurred approximately $2.7 million and $2.3 million of research and development expenses in 2025 and 2024, respectively. As we have not yet applied for or received regulatory approval to market any clinical products, no amount of these research and development costs have been passed on to our customers.

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

Regenerative biotechnology products in the People’s Republic of China (“PRC”), including cell therapy and tissue-engineered products, are regulated by the National Medical Products Administration (“NMPA”) under regulatory frameworks that continue to evolve. Depending on product characteristics, candidates may be subject to regulatory pathways applicable to biologics, drugs, medical devices, or combination products, which influence applicable preclinical, clinical, manufacturing, and approval requirements. Product development typically involves regulatory authorization to conduct clinical studies, compliance with applicable quality and good manufacturing practice (“GMP”) standards, and submission for marketing approval. Regulatory classification, data requirements, and approval processes are complex and subject to regulatory interpretation.

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

Based on the FDA’s approval of our clinical trial for any condition that requires removal of part of the esophagus, we believe that we are able to pursue the treatment of multiple diseases, injuries or birth defects with a single clinical trial. As a result, we believe that this clinical trial will advance our esophageal implant for numerous indications including to treat esophageal cancer, Barrett's esophagus, fistulas, traumatic injury to the esophagus and birth defects in the esophagus. Compared to developing treatments for a single underlying medical condition, we believe that addressing multiple medical conditions in a single clinical trial has the potential to significantly reduce our costs to expand the market for our products. Based on discussions with the FDA, we also expect clinical trials for our esophageal implant product candidates to be conducted in two sequential phases:

●	An initial trial that combines both phase 1 and phase 2 into a single trial. This trial has already been approved by the FDA.

●

If successful, the initial trial would be followed by a phase 2 Registration, or Pivotal Trial, to test the product candidate’s safety and efficacy in a larger patient population. We believe that the nature of our esophageal implant and the sizes of its targeted patient populations would lead to a small number of patients in this trial, relative to most biotechnology clinical trials.

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

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of December 31, 2025, our consolidated business employed 8 individuals. Our employees are located in the U.S. and Asia and the laws regarding employee relationships are different by jurisdiction. None of our employees are represented by a labor union or covered by a collective bargaining agreement. In general, we consider our relations with our employees to be good. Our employees are highly skilled, and many hold advanced degrees. Our future performance depends significantly upon the continued service of our key scientific, technical and senior management personnel and our continued ability to attract and retain highly skilled employees.

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

Information about our Executive Officers

The following table shows information about our executive officers as of March 9, 2026:

Name	Age	Position(s)
Junli (Jerry) He	51	Chief Executive Officer
Hong Yu	53	President
Dr. William Fodor	67	Chief Scientific Officer
Joseph Damasio, Jr.	51	Chief Financial Officer

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

●

Our audited financial statements for the year ended December 31, 2025 contain a going concern qualification. Our financial status creates doubt whether we will continue as a going concern. We will need additional funds in the near future and our operations will be adversely affected if we are unable to obtain needed funding.

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

●

General market conditions, including the effects of the ongoing war between Russia and Ukraine as well as the military conflict in the Middle East and attendant economic sanctions, high inflation, governmental, monetary and fiscal policies including tariffs and rising interest rates as well as the effects of laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (CFIUS), and other agencies and related regulations, including the Foreign Investment Risk Review Modernization Act (FIRRMA), adopted in August 2018, may make it difficult for us to seek financing from the capital markets.

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

Risks Relating to Our Financial Position, Need for Capital and Operating Risks

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”  Our audited financial statements for the year ended December 31, 2025 contain a going concern qualification. Our financial status creates doubt whether we will continue as a going concern. We will need additional funds in the near future and our operations will be adversely affected if we are unable to obtain needed funding.

We ended the year 2025 with approximately $1.4 million of operating cash on-hand and will need to raise additional capital before or during the second quarter of 2026 and beyond to fund operations. If we do not raise additional capital from outside sources before or during the second quarter of 2026, we may be forced to further curtail or cease our operations. Based on these circumstances, our ability to continue as a going concern is at risk and our independent registered public accounting firm included a “going concern” explanatory paragraph as to our ability to continue as a going concern in their audit report dated March 19, 2026, included in this Form 10-K. Our cash requirements and cash resources will vary significantly depending upon the timing, and the financial and other resources that will be required to complete ongoing development and pre-clinical and clinical testing of our product candidates, regulatory efforts and collaborative arrangements necessary for our product candidates that are currently under development. In addition to development and other costs, we expect to incur capital expenditures from time to time. These capital expenditures will be influenced by our regulatory compliance efforts, our success, if any, at developing collaborative arrangements with strategic partners, our needs for additional facilities and capital equipment and the growth, if any, of our business in general. We will require additional funding to continue our anticipated operations and support our capital and operating needs. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. In addition, general market conditions, including the effects of the ongoing war between Russia and Ukraine as well as the military conflict in the Middle East and attendant economic sanctions, high inflation, governmental, monetary and fiscal policies including tariffs and rising interest rates on financial markets, as well as the effects of laws and regulations on foreign investment in the United States under the jurisdiction of the Committee on Foreign Investment in the United States (CFIUS), and other agencies and related regulations, including the Foreign Investment Risk Review Modernization Act (FIRRMA), adopted in August 2018, may make it difficult for us to seek financing from the capital markets.

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

We have generated insignificant revenues to date, and we have generated no revenues from sales of any clinical product candidates, and, as of December 31, 2025, we had an accumulated deficit of approximately $106.6 million. We expect to continue to experience losses in the foreseeable future due to our limited anticipated revenues and significant anticipated expenses. We do not anticipate that we will achieve meaningful revenues for the foreseeable future. In addition, we expect that we will continue to incur significant operating expenses as we continue to focus on additional research and development, preclinical testing, clinical testing and regulatory review and/or approvals of our product candidates and technologies. As a result, we cannot predict when, if ever, we might achieve profitability and cannot be certain that we will be able to sustain profitability, if achieved.

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

The Company sells consumer health supplements through Consumer Health Products. These products are commercially marketed to the general public and initially targeted at consumers in Asia through eCommerce (online sales).

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

We currently have the majority of our cash and cash equivalents held in deposit at East West Bank. While the amounts held in the deposit accounts as of December 31, 2025 were less than the insurance coverage offered by the FDIC, in the future, we will likely maintain our cash assets at financial institutions in the U.S. in amounts that may be in excess of the FDIC insurance limit of $250,000. Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. In the event of a failure or liquidity issue of or at any of these financial institutions where we maintain our deposits or other assets, we may incur a loss, and to the extent such loss exceeds the FDIC insurance limitation it could have a material adverse effect upon our liquidity, financial condition and our results of operations.

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

There were 139 holders of record of our common stock as of March 9, 2026, which does not include persons or entities that hold their stock in nominee or “street” name through various brokerage firms. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2025, all of our unregistered sales were previously disclosed in our Quarterly Reports on Form 10-Q or in Current Reports on Form 8-K in relation to the applicable periods, which such issuances were done without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and Rule 506 promulgated under the Securities Act as sales to an accredited investor, and in reliance on similar exemptions under applicable state laws.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2025.

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

In addition to our development of regenerative medicine treatments, we also sell dietary supplements. The Company’s subsidiary in Hong Kong, Consumer Health Products focuses on consumer health products. Consumer Health Products plans to include a broad range of products focused on personal healthcare including dietary supplements. These products are commercially marketed to the general public and initially targeted at consumers in Asia through eCommerce (online sales).

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

We have incurred substantial operating losses since our inception, and as of December 31, 2025 had an accumulated deficit of approximately $106.6 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of December 31, 2025 of approximately $1.4 million will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. We expect to continue to incur operating losses and negative cash flows from operations in future years. Therefore, as disclosed in Note 1 to our Consolidated Financial Statements, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional funds to fund our operations. In the event we do not raise additional capital from outside sources before or during the second quarter of 2026, we may be forced to curtail or cease our operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing development, pre-clinical and clinical testing of product candidates, as well as regulatory efforts and collaborative arrangements necessary for our products that are currently under development. We are currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. We may also pursue debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. We may not be able to obtain additional financing on favorable terms, if at all.

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

2025 Financing Activities

During the year ended December 31, 2025, we completed the following financing activities:

●	On December 30, 2025, the Company entered into securities purchase agreements with certain investors each named therein (the “December Investor,” and collectively the “December Investors”) pursuant to which each of the December Investors agreed to purchase in a private placement an aggregate of 411,765 shares of Common Stock for the aggregate gross proceeds of approximately $0.7 million at a purchase price per share of $1.70.
●	On July 11, 2025, the Company entered into securities purchase agreements with certain investors each named therein (the “July Investor,” and collectively the “July Investors”) pursuant to which each of the July Investors agreed to purchase in a private placement an aggregate of 1,250,000 shares of Common Stock for the aggregate gross proceeds of approximately $2.0 million at a purchase price per share of $1.60.

2024 Financing Activities

During the year ended December 31, 2024, we completed the following financing activities:

●	On August 19, 2024, the Company entered into a securities purchase agreement with an investor (the “August Investor”) pursuant to which the August Investor agreed to purchase in a private placement an aggregate of 1,388,888 shares of Common Stock for the aggregate purchase price of approximately $5.0 million and a purchase price per share of $3.60.
●	On various dates in July 2024, investors exercised 215,000 warrants to purchase the Company's common stock for aggregate proceeds of $430,000.
●	On April 15, 2024, the Company entered into securities purchase agreements, each an “April Purchase Agreement,” collectively the “April Purchase Agreements”) with certain investors pursuant to which each of the Investors agreed to purchase in a private placement an aggregate of 367,767 shares of Common Stock for the aggregate gross proceeds of approximately $1.5 million at a purchase price per unit of $4.03.
●	On February 1, 2024, the Company entered into a loan arrangement (the “Bridge Note”) with Junli He, the Chairman and Chief Executive Officer of the Company (the “Lender”), pursuant to which the Lender loaned the Company an aggregate amount of $500,000. The principal balance and accrued interest of $22,889 on the Bridge Note were settled in full in cash on August 29, 2024.

As of December 31, 2025, our consolidated business employed 8 individuals.

Components of Operating Loss

Product revenue. Product revenue consists of consumer health product sales in the Asia region.

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

Total share-based compensation expense for each of the years ended December 31, 2025 and 2024 was approximately $2.0 million and $2.4 million, respectively. Share-based compensation is further described in Note 15 to our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

Results of Operations

The following table summarizes the results of our operations for the years ended December 31, 2025 and 2024 ($ in thousands):

	Year Ended December 31,		Change 2025 vs. 2024
	2025	2024	$ Change	%
Product revenue	$704	$430	$274	64%

Operating expenses
Cost of sales	646	270	376	139%
Research and development	2,653	2,310	343	15%
Sales and marketing	67	554	(487)	(88)%
General and administrative	4,253	5,022	(769)	(15)%
Total operating expenses	7,619	8,156	(537)	(7)%

Other income (expense), net:
Interest income	37	32	5	16%
Interest expense	(8)	(38)	30	79%
Other income	17	—	17	100%
Total other income (expense), net	46	(6)	52	(867)%
Net loss	$(6,869)	$(7,732)	$863	(11)%

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Product Revenue

Product revenue was $704,000 and $430,000 for the year ended December 31, 2025 and 2024, respectively. The $274,000 increase, representing a 64% growth, was driven by expanded distribution and new product launches within our Consumer Health segment, including CoQ-10 and sleep aid gummies, alongside continued strong performance from our existing offerings such as Liver Guard.

Cost of Sales

Cost of sales was $646,000 and $270,000 for the year ended December 31, 2025 and 2024, respectively. Cost of sales consists of the purchase price of consumer products, taxes, inbound and outbound shipping costs. The gross profit margin on our products decreased in 2025 primarily due to a change from direct sales to consumers to direct sales with our distributor.

Research and Development Expense

Research and development expense increased approximately $0.3 million, or 15%, to approximately $2.7 million for the year ended December 31, 2025 as compared to approximately $2.3 million for the year ended December 31, 2024. This increase was primarily reflecting higher clinical trial activity in China and the USA.

Sales and Marketing Expense

Selling and marketing expense was $0.07 million for the year ended December 31, 2025 as compared to $0.6 million for the comparable period. The reduction primarily reflects a strategic shift from direct in‑house sales to a distributor‑based model, which significantly lowered advertising and promotional costs, as well as a headcount reduction within the sales team implemented in the fourth quarter of 2024.

General and Administrative Expense

General and administrative expense decreased approximately $0.8 million, or 15%, to approximately $4.3 million for the year ended December 31, 2025 as compared to approximately $5.0 million for the year ended December 31, 2024. This decrease was primarily due to the recognition in the prior period of one-time offering costs totaling $0.5 million related to an anticipated offering that was not completed.

Interest income

During the year ended December 31, 2025, we recorded interest income of approximately $37,000 earned from our money market account. During the year ended December 31, 2024, we recorded interest income of approximately $32,000 earned from our money market account.

Interest expense

During the year ended December 31, 2025, we recorded interest expense of approximately $8,000 on insurance installment payments. During the year ended December 31, 2024, we recorded interest expense of approximately $23,000 on convertible debt and approximately $15,000 on insurance installment payments.

Liquidity and Capital Resources

Sources of Liquidity. We have incurred operating losses since inception and as of December 31, 2025, despite the Company's revenue from our consumer health products, we had an accumulated deficit of approximately $106.6 million. We are currently investing significant resources in the development and commercialization of our product candidates for use by clinicians and researchers in the field of regenerative medicine. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future.

Operating Activities. Net cash used in operating activities of approximately $3.8 million for the year ended December 31, 2025 was due primarily to our net loss of approximately $6.9 million offset by adjustments for non-cash items of approximately $2.1 million due to non-cash expenses for share-based compensation, depreciation and amortization, and an approximately $0.9 million increase to cash from changes in working capital due to the timing of payments for accounts receivable, inventory, prepaid expenses, long-term prepaid contracts, accounts payable, deferred revenue and accrued expenses.

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

Financing Activities. Net cash generated from financing activities was approximately $2.7 million during the year ended December 31, 2025 and consisted of net proceeds from private placement transactions, which resulted in the issuance of 1,250,000 shares of our Common Stock to a group of investors. Net cash generated from financing activities was approximately $6.9 million during the year ended December 31, 2024 and included net proceeds of $0.5 million from debt financing, $0.4 million from stock warrant exercises, and $6.5 million from private placement transactions, which resulted in the issuance of 1,756,655 shares of our Common Stock to a group of investors. The $0.5 million in debt was repaid in August 2024.

We continue to pursue our esophageal program, including advancing to operate as a clinical stage company. Given our current limited cash resources, we intend to closely monitor our cash expenses as such cash resources are expected to only allow us to meet our operating needs into the second quarter of 2026.

We have incurred substantial operating losses since our inception, and as of December 31, 2025 had an accumulated deficit of approximately $106.6 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of December 31, 2025 of approximately $1.4 million will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. We expect to continue to incur operating losses and negative cash flows from operations in future years. Therefore, as disclosed in Note 1 to our Consolidated Financial Statements, these conditions raise substantial doubt about our ability to continue as a going concern.

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

Not Applicable.

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

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our principal executive officer and principal financial officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In connection with the preparation of this Annual Report on Form 10-K, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

As a smaller reporting company, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, CBIZ CPAs P.C., our independent registered public accounting firm, has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2025.

(c) Changes in Internal Controls Over Financial Reporting

Our management, with the participation of the principal executive officer and the principal financial officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter ended December 31, 2025. Management concluded that there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2026 Annual Meeting of Stockholders. Information concerning executive officers of our company is included in Part I of this Annual Report on Form 10 K as Item 1. Business - Information about our Executive Officers and incorporated herein by reference.

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

Item 11. Executive Compensation.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2026 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2026 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2026 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is CBIZ CPAs P.C., Boston, Massachusetts, PCAOB Auditor ID 199.

Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act, in connection with our 2026 Annual Meeting of Stockholders.

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

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Harvard Apparatus Regenerative Technology, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Harvard Apparatus Regenerative Technology, Inc. and Subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the financial statements, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). We have also audited the adjustments to the 2024 financial statements to retrospectively adjust the disclosures for the adoption of ASU 2023-09 in 2025. In our opinion, such retrospective adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to these retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

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

Share-Based Compensation – Performance-Based Awards

Description of the Matter

As described in Note 15 to the consolidated financial statements, the Company has 923,696 unvested performance-based options outstanding for which there is unrecognized compensation expense of approximately $3.3 million at December 31, 2025. No expense has been recognized for these unvested awards as of December 31, 2025 given that the milestone achievements for these awards have not yet been deemed probable for accounting purposes. As described in Note 2 to the consolidated financial statements, the Company measures all stock options and restricted stock awards granted to employees, directors and non-employees based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of estimated forfeitures, over the requisite vesting period. Expense on share-based awards for which vesting is performance or milestone based is recognized on a straight-line basis from the date when it is determined that the achievement of the milestone is probable to the vesting/milestone achievement date.

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

/s/ CBIZ CPAs P.C.

We have served as the Company’s auditor since 2022 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Boston, MA

March 19, 2026

(PCAOB ID # 199)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Harvard Apparatus Regenerative Technology, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Harvard Apparatus Regenerative Technology, Inc. and Subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for the adoption of ASU 2023-09 as discussed in Note 11 to the financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by CBIZ CPAs P.C.

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

/s/ Marcum LLP

We have served as the Company’s auditor from 2022 through 2025.

Boston, MA

March 31, 2025

(PCAOB ID # 688)

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	December 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$1,352	$2,486
Accounts receivable	16	231
Inventory	16	80
Prepaid research and development	18	90
Prepaid expenses and other current assets	427	347
Total current assets	1,829	3,234
Property, plant and equipment, net	6	11
Right-of-use assets, net	195	293
Long-term prepaid contracts	647	904
Total assets	$2,677	$4,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$454	$452
Accrued and other current liabilities	532	221
Deferred revenue	252	—
Insurance premium financing payable	183	253
Operating lease liability	113	95
Total current liabilities	1,534	1,021
Operating lease liability, net of current portion	86	199
Total liabilities	1,620	1,220

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, par value $0.01 per share, 60,000,000 shares authorized; 17,580,744 and 15,918,979 issued and outstanding at December 31, 2025 and 2024, respectively	176	159
Additional paid-in capital	107,450	102,757
Accumulated deficit	(106,557)	(99,688)
Accumulated other comprehensive loss	(12)	(6)
Total stockholders’ equity	1,057	3,222
Total liabilities and stockholders’ equity	$2,677	$4,442

See accompanying notes to consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	December 31,
	2025	2024
Product revenue	$704	$430

Operating expenses:
Cost of sales	646	270
Research and development	2,653	2,310
Sales and marketing	67	554
General and administrative	4,253	5,022
Total operating expenses	7,619	8,156

Operating loss	(6,915)	(7,726)

Other income (expense), net:
Interest income	37	32
Interest expense	(8)	(38)
Other income	17	—
Total other income (expense), net	46	(6)
Net loss	$(6,869)	$(7,732)
Foreign currency translation adjustments	(6)	(6)
Comprehensive loss	$(6,875)	$(7,738)

Net loss per common share, basic and diluted	$(0.42)	$(0.52)
Weighted average common shares outstanding, basic and diluted	16,517,126	14,789,332

See accompanying notes to consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Number of				Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Deficit	Loss	Equity
Balance at January 1, 2024	13,947,324	$139	$93,463	$(91,956)	$—	$1,646
Net loss	—	—	—	(7,732)	—	(7,732)
Share-based compensation	—	—	2,402	—	—	2,402
Issuance of common stock	1,756,655	18	6,464	—	—	6,482
Issuance of common stock from exercise of warrants	215,000	2	428	—	—	430
Other comprehensive loss	—	—	—	—	(6)	(6)
Balance at December 31, 2024	15,918,979	$159	$102,757	$(99,688)	$(6)	$3,222
Net loss	—	—	—	(6,869)	—	(6,869)
Share-based compensation	—	—	2,010	—	—	2,010
Issuance of common stock	1,661,765	17	2,683	—	—	2,700
Other comprehensive loss	—	—	—	—	(6)	(6)
Balance at December 31, 2025	17,580,744	$176	$107,450	$(106,557)	$(12)	$1,057

See accompanying notes to consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(6,869)	$(7,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,010	2,402
Depreciation	5	14
Amortization of operating lease right-of-use assets	98	153
Changes in operating assets and liabilities:
Accounts receivable	215	(227)
Inventory	64	(30)
Prepaid research and development	72	120
Prepaid expenses and other current assets	149	55
Deferred financing costs	—	544
Long-term prepaid contracts	257	310
Accounts payable	2	7
Operating lease liability	(95)	(152)
Accrued and other current liabilities	311	(254)
Deferred revenue	252	—
Insurance premium financing payable	(299)	(62)
Net cash used in operating activities	(3,828)	(4,852)

FINANCING ACTIVITIES
Proceeds from convertible debt – related party	—	500
Proceeds from issuance of common stock	2,700	6,482
Proceeds from exercise of warrants	—	430
Payments on convertible debt – related party	—	(500)
Net cash provided by financing activities	2,700	6,912
Effect of exchange rate changes on cash	(6)	(6)
Net (decrease) increase in cash and cash equivalents	(1,134)	2,054
Cash and cash equivalents at the beginning of the year	2,486	432
Cash and cash equivalents at the end of the year	$1,352	$2,486

SUPPLEMENTAL INFORMATION
Interest paid in cash	$9	$38

Supplemental disclosure of non-cash activities:
Right-of-use asset and lease liability (new lease)	$—	$398
Insurance premium financing	$229	$315

See accompanying notes to consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2025 and 2024

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

Going Concern

The Company has incurred substantial operating losses since its inception, and as of December 31, 2025 had an accumulated deficit of approximately $106.6 million and will require additional financing to fund future operations. The Company expects that its operating cash on-hand as of December 31, 2025 of approximately $1.4 million will enable it to fund its operating expenses and capital expenditure requirements only into the second quarter of 2026. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional funds to fund its operations. In the event the Company does not raise additional capital from outside sources before or during the second quarter of 2026, it may be forced to curtail or cease its operations. Cash requirements and cash resource needs will vary significantly depending upon the timing of the financial and other resource needs that will be required to complete ongoing development, pre-clinical and clinical testing of product candidates, as well as regulatory efforts and collaborative arrangements necessary for the Company’s product candidates that are currently under development. The Company is currently seeking and will continue to seek financings from other existing and/or new investors to raise necessary funds through a combination of public or private equity offerings. The Company may also pursue debt financings, other financing mechanisms, research grants, or strategic collaborations and licensing arrangements. The Company may not be able to obtain additional financing on favorable terms, if at all.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Harvard Apparatus Regenerative Technology, Inc. (Regenerative Biotech) and its four wholly-owned subsidiaries, Harvard Apparatus Regenerative Technology Limited (Hong Kong), Harvard Apparatus Regenerative Technology (Hangzhou) Limited (China), and Harvard Apparatus Regenerative Technology GmbH (Germany). All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue

We recognize revenue in accordance with FASB ASC 606, Revenue from Contracts with Customers. We offer consumer products primarily through a third-party online store. Revenue is recognized at a point in time when control of the goods is transferred to the customer, which generally occurs upon the delivery to the customer. For any company direct sales to customers, revenue is recognized at a point in time upon shipment of product or hand-delivery to customer. In October 2024, the Company entered into an exclusive Distribution Agreement with Health Regen. Pursuant to the Distribution Agreement the Company granted Health Regen exclusive distribution rights to all of our Consumer Health Products globally.  For any sales to Health Regen, revenue is recognized when goods are made available by the supplier to be transferred.  Revenue also excludes any amounts collected on behalf of third parties, including sales and indirect taxes.

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

Sales and Marketing

Sales and marketing costs include advertising and payroll and related expenses for personnel engaged in marketing and selling activities.  The Company’s subsidiary in Hong Kong, Consumer Health Products, focuses on consumer health products including dietary supplements, which are commercially marketed to the general public and initially targeted at consumers in Asia through eCommerce (online sales). In October 2024, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with Health Regen, Inc., of Pittsfield, MA (“Health Regen”). Pursuant to the Distribution Agreement the Company granted Health Regen exclusive distribution rights to all of our Consumer Health Products globally. Health Regen primarily facilitates distribution in coordination with the Company’s Hong Kong subsidiary. The initial term of the Distribution Agreement is from November 1, 2024 through December 31, 2030.

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

Accounts Receivable

Allowances for credit losses are provided for estimated amounts of accounts receivable which may not be collected. At December 31, 2025, we determined that no allowance for credit losses against accounts receivable was necessary. Advance payment is required under standard terms.

Accounts receivable from contracts with customers were approximately $16,000 and $231,000 as of December 31, 2025 and December 31, 2024, respectively, and approximately $0 as of January 1, 2024. These amounts are presented separately on the consolidated balance sheets.

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

Impairment of Long-Lived Assets

Assessments of long-lived assets and the remaining useful lives of such long-lived assets are reviewed for impairment whenever a triggering event occurs or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset, or group of assets, are considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset, or group of assets, are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets, based on the present value of the expected future cash flows associated with the use of the asset. Through December 31, 2025, no such impairment charges have been recorded.

Deferred Revenue

The Company does not recognize contract assets, as revenue is not recognized prior to the satisfaction of performance obligations and the right to consideration is unconditional at the time of invoicing.  Deferred revenue represents advance payments received from our distributor for goods that will be made available to be transferred in future periods. These payments are initially recorded as liabilities and recognized as revenue when the related goods are provided. Contract liabilities were approximately $252,000 as of December 31, 2025, $0 as of December 31, 2024, and $0 as of January 1, 2024. The Company had no deferred revenue during the year ended December 31, 2024, as no advance payments from customers were received during that period. As of December 31, 2025, deferred revenue primarily consists of advance payments for consumer health products. The Company expects to recognize this revenue within the next fiscal quarter, as the performance obligations are satisfied.

Management regularly reviews the deferred revenue balance to ensure that revenue is recognized in accordance with the Company’s revenue recognition policy and applicable accounting standards.

The following table summarizes the Company’s contract balances from contracts with customers as required by ASC 606-10-50-8:

	December 31,
Contract Balances	2025	2024
	(in thousands)
Deferred revenue	$252	$—

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

Share-based compensation expense is based on awards ultimately expected to vest. We account for forfeitures as they occur.

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

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the if-converted method. For purposes of the diluted net loss per share calculation, warrants to purchase the Company’s common stock, par value $0.01 per share ( the “Common Stock”) and stock options are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

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

Health Regen accounted for 96% and 54% of total product revenue in 2025 and 2024, respectively.  Additionally, the distributor represented 100% of the total accounts receivable balance for both years. Health Regen is the only customer that accounted for greater than 10% of product revenue for the year ended December 31, 2025 and the total accounts receivable balance at December 31, 2025.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies we adopt as of the specified effective date. Unless otherwise discussed below, we do not believe that the adoption of recently issued standards have or may have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. For entities other than PBEs, the requirements will be effective for annual periods beginning after December 15, 2025. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. As of December 31, 2025, the Company adopted this new ASU retrospectively and it only impacts the Company's income tax disclosures with no impact to its operations, cash flows, or financial condition.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient and an accounting policy election for estimating expected credit losses on current accounts receivable and contract assets arising under ASC 606. The Company plans to elect to apply the practical expedient, which assumes that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. Given the immaterial nature of the Company’s accounts receivable and contract assets, the adoption of ASU 2025-05 is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures. The amendments are effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company intends to adopt the guidance in the first quarter of fiscal year 2026.

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

The Company had no assets or liabilities classified as Level 2 or Level 3 as of December 31, 2025 and 2024. The carrying value of financial instruments (consisting of cash, accounts payable, accrued compensation and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Investment income is included as interest income.

There were no transfers between Level 1, Level 2 and Level 3 in either of the years ended December 31, 2025 and December 31, 2024.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2025	2024
	(in thousands)
Insurance	$191	$263
Prepaid contracts	236	84
Total prepaid expenses and other current assets	$427	$347

5. Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following:

	December 31,
	2025	2024
	(in thousands)
Leasehold improvements	$35	$35
Furniture, machinery and equipment	1,414	1,414
Computer equipment and software	38	38
Total property, plant and equipment	1,487	1,487
Less: accumulated depreciation	(1,481)	(1,476)
Property, plant and equipment, net	$6	$11

Depreciation expense amounted to approximately $5,000 and $14,000 for the years ended December 31, 2025 and 2024, respectively.

6. Long-term prepaid contracts

We have contracted with partners relating to our clinical trial activities. Upon execution of the contracts, we made initial payments of $1.2 million as deposits recorded as long-term assets and will be applied against final invoices which are more than a year away. The deposits will be recorded as expense when the clinical trial is substantially completed. Costs for the clinical trial activities throughout our clinical trial under these contracts are recognized as expense and payable based on costs incurred. As of December 31, 2025, the Company’s clinical trial partner applied approximately $0.6 million of these deposits against invoices reducing the long-term prepaid contracts balance to $0.6 million. In addition to the clinical trial deposits, the company has $0.1 million in other deposits paid to its landlord as a security deposit and to a university for future esophageal implant production. The other deposits are not expected to be expensed within the next twelve months and are therefore classified as long term.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	December 31,
	2025	2024
	(in thousands)
Advisory costs	$96	$82
Audit services	73	69
Payroll	363	70
Total expenses	$532	$221

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

As of  December 31, 2025 and 2024, the Company had an outstanding amount of approximately $8,942 and $133,000, respectively, owed to former employees of the Company, which is included in accounts payable.

We currently have a co-development initiative with Yale University and the McGowan Institute for Regenerative Medicine at the University of Pittsburgh. As of December 31, 2025, the Company had an outstanding balance of approximately $130,000 related to the final phase of the co‑development, which was subsequently paid in January 2026.

In April 2025, the Company entered into a Master Service Agreement with uBriGene (Boston) Biosciences, Inc., a contract development and manufacturing organization, pursuant to which uBriGene will provide development, manufacturing, and related regulatory support services for the Company’s investigational programs. Services are performed under statements of work and are milestone‑based.  Under the applicable statement of work, contractual milestones include: (i) execution of the agreement and initiation of technology transfer activities; (ii) completion of multiple technology transfer production runs and related quality control testing; (iii) completion of stability testing using materials produced from the technology transfer runs; (iv) initiation of investigational batch production; and (v) completion of investigational batch production and associated regulatory support activities. Fees are payable upon the achievement of these milestones.  The Company may terminate the agreement or any statement of work upon prior written notice. Upon termination, the Company is not obligated to pay for services not performed prior to the effective date of termination but remains responsible for amounts incurred for services performed and certain non‑cancelable costs. Payments made in advance of services being rendered are recorded as prepaid expenses and expensed as the related services are performed.

As of December 31, 2025, the Company had no minimum remaining non‑cancelable purchase commitments under this agreement, as all future payments are contingent upon the achievement of development and manufacturing milestones and the Company’s authorization of continued services.

On July 1, 2025, the Company entered into a services agreement with Beijing Quarkmed Technology Co., Ltd. with a total contract value of approximately $206,000 related to regulatory and clinical support activities. Payments are due on contract signing, three months after signing, and upon a successful regulatory filing. As of December 31, 2025, the Company had incurred approximately $72,000, included in research and development expense. The Company evaluates progress and recognizes expense as services are performed; amounts paid in advance are recorded as prepaid and expensed upon performance. If services are not performed, prepaid amounts are subject to the contract’s refund provisions.

In November 2025, the Company entered into an insurance premium financing and security agreement. Under the agreement, the Company financed $228,685 of certain premiums at an 7.60% annual interest rate. As of December 31, 2025, the outstanding balance on the financing and security agreement was $183,436 and is included on the balance sheet in insurance premium financing payable. The final payment is due in August 2026.

10. Leases

The Company leases laboratory and office space and certain equipment.

On August 12, 2024, the Company entered into the HQ Lease, an operating lease agreement for laboratory and office space in Holliston, MA, with an initial three-year term from September 1, 2024 through August 31, 2027. The Company accounts for the HQ Lease under the provisions of ASU No. 2021-09, ASU 2018-10, and ASC 842. We recorded approximately $323,000 as a right-of-use asset and a corresponding operating lease liability on the Company’s condensed consolidated balance sheets upon the accounting commencement date on September 1, 2024. The lease liability was measured at the accounting commencement date utilizing a 13.3% discount rate. The right-of-use asset had a balance of $194,922 at December 31, 2025. The operating lease obligations totaled $198,799 at December 31, 2025 of which $112,924 is included under current liabilities and $85,875 is included under non-current liabilities.

The HQ Lease contains escalating payments during the lease term. Upon execution of the HQ Lease, the Company paid a security deposit, which will be held in escrow and credited at the termination of the lease. As of December 31, 2025, a security deposit of approximately $14,000 was included in long-term prepaid contracts on the Company’s consolidated balance sheet related to the HQ Lease.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its consolidated balance sheets:

		December 31,
	Balance Sheet Classification	2025	2024
		(in thousands)
Assets:
Operating lease assets	Right-of-use asset, net	$195	$293
Liabilities:
Current portion of operating lease liabilities	Current portion of operating lease liabilities	113	95
Operating lease liabilities, net of current portion	Operating lease liabilities, net of current portion	86	199
Total operating lease liabilities		$199	$294

Cash paid for leases during each of the years ended December 31, 2025 and 2024 amounted to approximately $129,000 and $144,000, respectively.

The weighted average remaining lease terms and weighted average discount rates as of December 31, 2025 and 2024 were as follows:

	Year ended December 31,
	2025	2024
Remaining lease term (in years)	1.67	2.67
Discount rate	13.29%	13.29%

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations:

		For the Year Ended December 31,
		2025	2024
		(in thousands)
Operating lease expense	Research and development	$44	$67
	Sales and marketing	—	24
	General and administrative	88	53
	Total	$132	$144

The minimum lease payments for future years are as follows:

As of
December 31, 2025
(in thousands)
2026	$133
2027	90
Total lease payments	223
Less: imputed interest	(24)
Present value of operating lease liabilities	$199

11. Income Taxes

The components of net loss before income tax expense are as follows (in thousands):

	Years ended December 31,
	2025	2024

Domestic	$(6,868)	$(7,246)
Foreign	(1)	(486)
Total	$(6,869)	$(7,732)

The Company recorded no current or deferred income tax expense for the period due to cumulative historical losses and the maintenance of a full valuation allowance against its deferred tax assets.

A reconciliation of taxes utilizing the expected federal tax rate of 21% and the effective tax rate is as follows (in thousands):

	Year Ended December 31,		Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent

Pretax Loss	$(6,869)		$(7,732)

U.S. Federal Statutory Tax Rate	(1,442)	21%	(1,624)	21%
State and Local Income Taxes, net of Federal Income Tax Effect	—	—%	—	—%
Foreign Tax Effects:
China
Changes in valuation allowances	(36)	—%	113	(1)%
Other	6	—%	(18)	—%
Other foreign jurisdictions	30	(1)%	7	—%
Effect of Changes in Tax Laws or Rates	—	—%	—	—%
Effect of Cross-Border Tax Laws:
Net CFC tested income	—	—%	—	—%
Tax Credits:
Tax Credits - Other	(44)	1%	(75)	1%
Change in valuation allowance	840	(12)%	1,403	(18)%
Nontaxable or Nondeductible Items:
Other	2	—%	4	—%
Stock Compensation	644	(9)%	274	(4)%
Changes in Unrecognized Tax Benefits	—	—%	—	—%
Other Adjustments:
Return to Provision - Other	—	—%	(84)	1%

Effective Tax Rate	$—	—%	$—	—%

The Company’s effective tax rate differs from the statutory rate primarily due to continued losses and the maintenance of a full valuation allowance on deferred tax assets, resulting in zero income tax expense for the period.

The components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	Years ended December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$21,872	$20,058
Tax credit carryforwards	2,445	2,387
Capitalized research and development	972	1,553
Stock-based compensation	2,520	2,809
Lease liabilities	54	80
Accruals & Others	96	7
Total deferred tax assets	27,959	26,894
Less: valuation allowance	(27,906)	(26,814)
Deferred tax assets	53	80

Deferred tax liability:
Operating lease assets	(53)	(80)
Total deferred tax liability	(53)	(80)
Net deferred tax assets (liabilities)	$—	$—

The Company has recorded a valuation allowance against its deferred tax assets for the years ended December 31, 2025 and 2024, because the Company’s management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $1.1 million and $1.9 million for the years ended December 31, 2025 and 2024, respectively, primarily as a result of operating losses generated with no corresponding financial statement benefit.

As of December 31, 2025, the Company had federal net operating loss carryforwards, or NOLs, of approximately $79.6 million to offset future federal taxable income and state NOLs of approximately $78.9 million to offset future state taxable income. The federal and state NOLs generated for annual periods prior to January 1, 2018 begin to expire in 2033. The Company’s federal NOL generated for the years ended December 31, 2018 through December 31, 2025, which amount to $53.1 million, can be carried forward indefinitely, however, are limited to be utilized to offset 80% of taxable income in each successive year. As of December 31, 2025, the Company also has federal and state tax research and development credit carryforwards of approximately $1.6 million and $1.0 million, respectively, to offset future income taxes. The federal and state research and development tax credit carryforwards begin to expire in 2033 and 2029, respectively.

The Company has foreign subsidiaries that are in cumulative loss positions. Accordingly, no U.S. federal, state, or applicable foreign income and withholding taxes have been provided on the outside basis differences related to these foreign subsidiary investments as of December 31, 2025. To the extent any taxable outside basis differences exist, the Company intends and has the ability to indefinitely reinvest the earnings of its foreign subsidiaries. Therefore, deferred taxes have not been recorded with respect to these investments. The Company evaluates its ability and intent to indefinitely reinvest foreign earnings each reporting period.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has recently completed several equity financings transactions which have either individually or cumulatively resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code or could result in a change in control in the future. The Company expects the impact of any limitation on the use of its net operating loss or credit carryforwards would not have a material impact on the Company’s consolidated financial statements since the Company has a full valuation allowance against its net deferred tax assets due to the uncertainty regarding future taxable income for the foreseeable future.

For all years through December 31, 2025, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

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

For tax years beginning after December 31, 2024, the One Big Beautiful Bill Act enacted a new rule under Section 174A allowing companies to immediately expense any domestic R&D expenditures. For domestic R&D, companies may either immediately expense or elect to capitalize and amortize over at least 60 months under Section 174A. However, foreign R&D continues to require capitalization subject to the mandatory 15-year amortization period under Section 174.

For domestic R&D expenditures that were previously capitalized in tax years 2022-2024 under the previous TCJA, companies may elect to recover the remaining unamortized balance by either expensing (1) fully in the first year beginning after December 31, 2024 or (2) ratably over two years beginning after December 31, 2024.

The Company has elected to immediately expense any domestic R&D expenditures and will continue amortizing the previously capitalized costs over their remaining life.

The Company has determined that any uncertain tax positions would have no material impact on the consolidated financial statements of the Company and there are no unrecognized tax benefits or related interest and penalties accrued for the years ended December 31, 2025 and 2024.

The Company is subject to U.S. federal income tax and Massachusetts state income tax. The statute of limitations for assessment by the IRS and state tax authorities is open for all periods from inception through December 31, 2025; currently, no federal or state income tax returns are under examination by the respective taxing authorities.

The Company does not pay any income taxes.

12. Employee Benefit Plan

The Company sponsors a retirement plan for its U.S. employees, which includes an employee savings plan established under Section 401(k) of the U.S. Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers substantially all full-time employees who meet certain eligibility requirements. Contributions to the retirement plan are at the discretion of management. The Company’s matching contributions to the plan were approximately $80,000 and $78,000 for the years ended December 31, 2025 and 2024, respectively.

13. Convertible Preferred Stock

There were no shares of any of the classes of preferred stock outstanding as of December 31, 2025. There were no changes to authorized shares for the years ending  December 31, 2024 and 2025. Authorized shares for each preferred stock class are as follows:

Authorized
Undesignated Preferred Stock	979,000
Series B Convertible Preferred Stock	1,000,000
Series C Convertible Preferred Stock	4,000
Series D Convertible Preferred Stock	12,000
Series E Convertible Preferred Stock	5,000

14. Common Stock

The Company has 60,000,000 shares authorized as of December 31, 2025 and 36,878,949 shares of common stock available for issuance.

The following represent the Company’s common stock transactions during December 31, 2025 and 2024:

2025 Capital Transactions

On December 30, 2025, the Company entered into securities purchase agreements with certain investors each named therein (the “December Investor,” and collectively the “December Investors”) pursuant to which each of the December Investors agreed to purchase in a private placement an aggregate of 411,765 shares of Common Stock for the aggregate gross proceeds of approximately $0.7 million at a purchase price per share of $1.70.

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

Warrants to purchase common stock activity for the year ended December 31, 2025 was as follows:

		Weighted-average
	Amount	exercise price
Outstanding at January 1, 2024	1,113,622	$4.69
Exercised	(215,000)	2.00
Outstanding at December 31, 2024	898,622	5.33
Outstanding at December 31, 2025	898,622	$5.33

There was no warrant activity during the year ended December 31, 2025.

Employee Stock Purchase Plan

The Company maintains the 2013 Employee Stock Purchase Plan, or the ESPP Plan, whereas participating employees can authorize the Company to withhold a portion of their base pay during consecutive six-month payment periods for the purchase of shares of the Company’s common stock. At the conclusion of the period, participating employees can purchase shares of the Company’s common stock at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the period. Shares are issued under the plan for the six-month periods ending June 30 and December 31. Under this plan, 7,500 shares of common stock are authorized for issuance of which 4,534 shares have been issued as of December 31, 2025. There were 2,966 shares available for issuance as of December 31, 2025 and December 31, 2024. There was no ESPP Plan activity in 2025 or 2024.

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

As of December 31, 2025, the Company’s Plan has 9,098,000 authorized shares to be issued under the Plan. There are 4,370,364 shares available for issuance under the Plan as of December 31, 2025.

Stock option activity under the Plan for the years ended December 31, 2024 and 2025 was as follows:

			Weighted-
		Weighted-	average	Aggregate
		average	contractual	intrinsic value
	Amount	exercise price	life (years)	(in thousands)
Outstanding at January 1, 2024	3,977,289	$4.64	7.70	$5,728
Granted	408,188	5.81
Outstanding at December 31, 2024	4,385,477	4.54	6.9	1,307
Granted	292,489	1.60
Canceled / forfeited	(36,281)	85.80
Outstanding at December 31, 2025	4,641,685	$3.72	6.2	$200
Options exercisable at December 31, 2025	3,462,114	$3.63	6.2	$178
Options vested or expected to vest at December 31, 2025	4,620,139	$3.71	6.2	$200

The Company’s outstanding stock options include 993,835 performance-based awards that have vesting provisions subject to the achievement of certain business milestones. Total unrecognized compensation expense for the remaining 923,696 unvested performance-based awards is approximately $3.3 million.  The Company recognized approximately $0.05 million and $0.12 million of share-based compensation for the years ended  December 31, 2025 and 2024, respectively, related to awards for which the achievement of certain performance milestones was deemed probable.

Aggregate intrinsic value for outstanding options for the year ended December 31, 2025 was approximately $0.2 million and calculated as the difference between the Company’s closing stock price of $1.84 per share as of December 31, 2025 and the weighted average exercise price of $3.72. As of December 31, 2025, unrecognized compensation cost related to unvested non-performance-based awards amounted to $0.7 million, which will be recognized over a weighted-average period of 0.7 years.

The weighted average assumptions for valuing the Company’s stock options granted were as follows:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	3.85%	4.09%
Expected volatility	116.11%	117.23%
Expected term (in years)	5.2	5.6
Expected dividend yield	—%	—%

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

The weighted average estimated fair value of stock options granted using the Black-Scholes model was $1.33 and $3.01 per share for the years ended December 31, 2025 and 2024, respectively.

The Company also estimated the fair value of non-employee share options using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee and director options in each of the reporting periods, other than the expected life, which is assumed to be the remaining contractual life of the options.

Share-based compensation expense related to the Plan for the years ended December 31, 2025 and 2024 was allocated as follows:

	Years Ended December 31,
	2025	2024
	(in thousands)
Research and development	$221	$489
Selling, general and administrative	1,789	1,913
Total stock-based compensation	$2,010	$2,402

16. Net Loss per Share

Basic and diluted net loss per share was calculated as follows:

	Years Ended December 31,
	2025	2024
	(in thousands, except shares and per share data)
Net loss	$(6,869)	$(7,732)

Basic and diluted weighted average common shares outstanding	16,517,126	14,789,332
Basic and diluted net loss per share	$(0.42)	$(0.52)

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

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2025 and 2024 because including them would have had an anti-dilutive effect:

	Years Ended December 31,
	2025	2024
Warrants to purchase common stock	898,622	898,622
Options to purchase common stock	4,641,685	4,385,477
Total	5,540,307	5,284,099

17. Segments and Geographical Information

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM evaluates the operating results of the Company’s reportable segments based on cash used in operations, revenues and net loss.

We follow the accounting guidance of ASC 280, Segment Reporting (“ASC 280”). Reportable operating segments are determined based on the management approach. The management approach, as defined by ASC 280, is based on the way that the CODM organizes the segments within an enterprise for making operating decisions and assessing performance. While our results of operations are primarily reviewed on a consolidated basis, the CODM manages the enterprise in two reportable segments, each with different operating and potential revenue generating characteristics.

The Company has two operating and reportable segments: i) Regenerative Biotech focused on the development of regenerative medicine treatments with operations currently in the United States and ii) Consumer Health Products relating to consumer health products with operations currently in Asia. All our revenue was generated in Asia.  The following tables present segment revenues, significant expense categories provided to the Company’s CODM at least quarterly, other segment items, and net loss for the years ended  December 31, 2025 and 2024, in thousands:

Year Ended December 31, 2025
	Regenerative Biotech	Consumer Health Products	Consolidated Total
Revenue
Product revenue	$—	$704	$704
Significant Expense Categories (provided to CODM)
Cost of sales	—	646	646
Research and development	2,653	—	2,653
Sales and marketing	23	44	67
General and administrative (a)	4,238	15	4,253
Total significant segment expenses	6,914	705	7,619
Other Segment Items
Other segment items (b)	45	1	46
Segment net loss	$(6,869)	$—	$(6,869)

Year Ended December 31, 2024
	Regenerative Biotech	Consumer Health Products	Consolidated Total
Revenue
Product revenue	$—	$430	$430
Significant Expense Categories (provided to CODM)
Cost of sales	—	270	270
Research and development	2,310	—	2,310
Sales and marketing	4	550	554
General and administrative (a)	4,927	95	5,022
Total significant segment expenses	7,241	915	8,156
Other Segment Items
Other segment items (b)	(6)	—	(6)
Segment net loss	$(7,247)	$(485)	$(7,732)

The following table presents cash and cash equivalents and total assets by segment as of December 31, 2025 and 2024, in thousands:

	December 31,
	2025	2024
Cash and cash equivalents:
Regenerative Biotech	$1,206	$2,405
Consumer Health Products	146	81
Total	$1,352	$2,486

Total assets:
Regenerative Biotech	$2,277	$3,978
Consumer Health Products	400	464
Total	$2,677	$4,442

(a) Certain general and administrative costs (including executive compensation, corporate legal fees, audit fees, investor relations, and insurance) are shared across both segments. For internal reporting purposes, such costs are allocated to each segment based on an estimate of the proportion of management time and corporate resources utilized by each segment. Costs directly attributable to a segment are charged directly to that segment. For the years ended December 31, 2025 and 2024, the Regenerative Biotech segment bore substantially all general and administrative expense, as the Consumer Health Products segment incurred minimal shared corporate overhead.

(b) “Other segment items” for the Regenerative Biotech segment consists primarily of net interest income earned on money market balances and other miscellaneous income, partially offset by interest expense on insurance premium financing.  For the Consumer Health Products segment, other segment items consist of foreign currency transaction effects and other minor income items. The other segment items line represents the arithmetic difference between segment revenues, less the significant expense categories disclosed above, and the reported segment net loss, in accordance with ASC 280-10-50-26B.

18. Subsequent Events

Subsequent to the balance sheet date, on January 9, 2026, the Company formed a wholly-owned subsidiary, Harvard Apparatus Regenerative Technology Incorporated, a California corporation, in connection with the submission of a grant application to the California Institute for Regenerative Medicine ("CIRM").

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

10.15	Form of Securities Purchase Agreement (previously filed as an exhibit to the Current Report on Form 8-K, filed on April 17, 2024, and incorporated herein by reference).
10.16	Securities Purchase Agreement (previously filed as an exhibit to the Current Report on Form 8-K, filed on August 21, 2024, and incorporated herein by reference).
10.17	Exclusive Distribution Agreement, between Harvard Apparatus Regenerative Technology, Inc. and Health Regen, Inc., dated October 31, 2024 (previously filed as an exhibit to the Current Report on Form 8-K, filed on November 6, 2024, and incorporated herein by reference).
10.18	Form of Securities Purchase Agreement, dated July 11, 2025 (previously filed as an exhibit to the Current Report on Form 8-K, filed on July 14, 2025, and incorporated herein by reference).
10.19	Form of Securities Purchase Agreement, dated December 30, 2025 (previously filed as an exhibit to the Current Report on Form 8-K, filed on January 6, 2026, and incorporated herein by reference)
16.1	Letter from Marcum LLP dated April 14, 2025 (previously filed as an exhibit to the Current Report on Form 8-K, filed on April 14, 2025, and incorporated herein by reference).
19.1*#	Insider Trading Policy.
21.1*	Subsidiaries of Harvard Apparatus Regenerative Technology, Inc.
23.1*	Consent of CBIZ CPAs P.C.
23.2*	Consent of Marcum LLP.
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
Date: March 19, 2026
	By:	/s/ Junli (Jerry) He
Junli (Jerry) He
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Junli (Jerry) He	Chief Executive Officer, Director, and Chairman
Junli (Jerry) He	(principal executive officer)	March 19, 2026

/s/ Joseph Damasio Jr.	Chief Financial Officer
Joseph Damasio Jr.	(principal financial officer and principal accounting officer)	March 19, 2026

/s/ Jason Jing Chen
Jason Jing Chen	Vice Chairman	March 19, 2026

/s/ David Green
David Green	Director	March 19, 2026

/s/ Ting Li
Ting Li	Director	March 19, 2026

/s/ Ronald Packard
Ronald Packard	Director	March 19, 2026

/s/ Herman Sanchez
Herman Sanchez	Director	March 19, 2026

/s/ James Shmerling
James Shmerling	Director	March 19, 2026

/s/ Mao Zhang
Mao Zhang	Director	March 19, 2026