Form 10-Q
period 2026-03-31
Harvard Apparatus Regenerative Technology, Inc.
filed 2026-05-13
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, there were 17,580,744 shares of common stock, par value $0.01 per share, outstanding.

Harvard Apparatus Regenerative Technology, Inc.

Form 10-Q

For the Quarter Ended March 31, 2026

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$419	$1,352
Accounts receivable	16	16
Inventory	15	16
Prepaid research and development	18	18
Prepaid expenses and other current assets	405	427
Total current assets	873	1,829
Property, plant and equipment, net	5	6
Right-of-use assets, net	168	195
Long-term prepaid contracts	752	647
Total assets	$1,798	$2,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$239	$454
Accrued and other current liabilities	839	532
Deferred revenue	340	252
Insurance premium financing payable	115	183
Operating lease liability	118	113
Total current liabilities	1,651	1,534
Operating lease liability, net of current portion	55	86
Total liabilities	1,706	1,620

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, par value $0.01 per share, 60,000,000 shares authorized; 17,580,744 shares issued and outstanding at each of March 31, 2026 and December 31, 2025	176	176
Additional paid-in capital	108,082	107,450
Accumulated deficit	(108,158)	(106,557)
Accumulated other comprehensive loss	(8)	(12)
Total stockholders’ equity	92	1,057
Total liabilities and stockholders’ equity	$1,798	$2,677

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2026	2025
Product revenue	$226	$45

Operating expenses:
Cost of sales	206	33
Research and development	563	601
Sales and marketing	18	10
General and administrative	1,045	1,071
Total operating expenses	1,832	1,715

Operating loss	(1,606)	(1,670)

Other income (expense), net:
Interest income	2	13
Interest expense	(2)	(2)
Other income	5	—
Other income (expense), net	5	11

Net loss	$(1,601)	$(1,659)

Basic and diluted net loss per share	$(0.09)	$(0.10)
Weighted average common shares outstanding, basic and diluted	17,580,744	15,918,979

Comprehensive loss:
Net loss	$(1,601)	$(1,659)
Foreign currency translation adjustments	4	—
Comprehensive loss	$(1,597)	$(1,659)

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Number of				Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Deficit	Loss	Equity
Balance at January 1, 2026	17,580,744	$176	$107,450	$(106,557)	$(12)	$1,057
Share-based compensation expense	—	—	632	—	—	632
Net loss	—	—	—	(1,601)	—	(1,601)
Other comprehensive loss	—	—	—	—	4	4
Balance at March 31, 2026	17,580,744	$176	$108,082	$(108,158)	$(8)	$92

	Number of				Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	15,918,979	$159	$102,757	$(99,688)	$(6)	$3,222
Share-based compensation expense	—	—	485	—	—	485
Net loss	—	—	—	(1,659)	—	(1,659)
Balance at March 31, 2025	15,918,979	$159	$103,242	$(101,347)	$(6)	$2,048

See accompanying notes to unaudited condensed consolidated financial statements

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(1,601)	$(1,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	632	485
Depreciation	1	2
Amortization of operating lease right-of-use assets	27	23
Changes in operating assets and liabilities:
Accounts receivable	—	227
Inventory	1	32
Prepaid expenses and other current assets	22	(85)
Long-term prepaid contracts	(105)	70
Accounts payable	(215)	3
Operating lease liability	(26)	(22)
Accrued and other current liabilities	307	(38)
Deferred revenue	88	299
Insurance premium financing payable	(68)	(95)
Net cash used in operating activities	(937)	(758)
Effect of exchange rate changes on cash	4	—
Net decrease in cash and cash equivalents	(933)	(758)
Cash and cash equivalents at the beginning of the year	1,352	2,486
Cash and cash equivalents at the end of the period	$419	$1,728

SUPPLEMENTAL INFORMATION
Interest paid in cash	$2	$2

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Overview

Harvard Apparatus Regenerative Technology, Inc. (“Harvard Apparatus Regenerative Technology” or the “Company”) is a clinical-stage biotechnology company developing regenerative-medicine treatments for disorders of the gastro-intestinal system and other organs that result from cancer, trauma or birth defects. The Company believes its technology is likely to be used to repair wounds or other damage or defects resulting from esophageal cancer, esophageal injuries, and birth defects in the esophagus. The Company believes additional product candidates in its development pipeline may repair wounds or other damage or defects resulting from intestinal cancer and uterus wounds. Since inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, and acquiring operating assets.

Consumer Health Products

The Company’s subsidiary in Hong Kong, Harvard Apparatus Regenerative Technology Limited, or Consumer Health Products, focuses on sales of consumer health products.

Consumer Health Products includes a broad range of products focused on personal healthcare including dietary supplements. The Company currently sells dietary supplements through Consumer Health Products. These products are commercially marketed to the general public and initially targeted at consumers in Asia through eCommerce (online sales).

Going Concern

The Company has incurred substantial operating losses since its inception, and as of March 31, 2026, had an accumulated deficit of approximately $108.2 million and will require additional financing to fund future operations. The Company expects that its operating cash on-hand as of March 31, 2026 of approximately $0.4 million and debt financing of $0.5 million in gross proceeds received subsequent to  March 31, 2026 will enable it to fund its operating expenses and capital expenditure requirements into the second quarter of 2026. Therefore, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional capital to fund its current operations. In the event the Company is unable to raise additional capital from outside sources during the second quarter of 2026 , it may be forced to curtail or cease its operations.

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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Pronouncements

Summary of Significant Accounting Policies

The accounting policies underlying the accompanying condensed consolidated financial statements are those set forth in Note 2 to the condensed consolidated financial statements for the year ended  December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2026 (the “Form 10-K”).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Harvard Apparatus Regenerative Technology and its subsidiaries; Harvard Apparatus Regenerative Technology Limited (Hong Kong), Harvard Apparatus Regenerative Technology (Hangzhou) Limited (China), Harvard Apparatus Regenerative Technology GmbH (Germany), and Harvard Apparatus Regenerative Technology Incorporated (California). All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The condensed consolidated financial statements reflect the Company’s financial position, results of operations and comprehensive loss and cash flows in conformity with accounting principles generally accepted in the United States, or U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2025.

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

Revenue

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with Customers. The Company offers consumer products primarily through a third-party online store. Revenue is recognized at a point in time when control of the goods is transferred to the customer, which generally occurs upon the delivery to the customer. For any company direct sales to customers, revenue is recognized at a point in time upon shipment of product or hand-delivery to customer. In October 2024, the Company entered into an exclusive distribution agreement (the “Distribution Agreement”) with Health Regen, Inc., of Pittsfield, MA (“Health Regen”). Pursuant to the Distribution Agreement, the Company granted Health Regen exclusive distribution rights to all of its Consumer Health Products globally.  For any sales to Health Regen, revenue is recognized when goods are made available by the Company for transfer. Revenue also excludes any amounts collected on behalf of third parties, including sales and indirect taxes.

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

Cash Concentrations

The Company maintains its cash balances at accredited financial institutions with high credit ratings. These balances are held in federally insured accounts, and from time to time the Company may maintain balances in excess of applicable insurance limits. The Company has not experienced any losses on its cash holdings to date and does not believe it is exposed to significant credit risk beyond the normal risks associated with commercial banking relationships. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company currently invests available cash in money market funds.

Accounts Receivable

Allowances for credit losses are provided for estimated amounts of accounts receivable which may not be collected. At March 31, 2026 and December 31, 2025, we determined that no allowance for credit losses against accounts receivable was necessary.  The Company has elected the practical expedient under ASU 2025-05, which assumes current conditions as of the balance sheet date remain unchanged for the remaining life of the asset.  Advance payment is required under standard terms.

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

Long-term Prepaid Contracts

The Company has contracted with partners relating to its clinical trial activities. Upon execution of the contracts, the Company made initial deposits of $1.2 million in connection with a clinical trial contract and will be applied against final invoices which are more than a year away. The deposits will be recorded as expense when the clinical trial is substantially completed. Costs for the clinical trial activities throughout the Company’s clinical trial under these contracts are recognized as expense and payable based on costs incurred.  During the three months ended March 31, 2026, the Company paid $0.2 million to replenish the deposit balances which increased the long-term prepaid contracts balance to $0.7 million. In addition to the clinical trial deposits, the Company has $0.1 million in other deposits paid to its landlord as a security deposit and to a university for future esophageal implant production. The other deposits are not expected to be expensed within the next twelve months and are therefore classified as long term.

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

Impairment of Long-Lived Assets

Assessments of long-lived assets and the remaining useful lives of such long-lived assets are reviewed for impairment whenever a triggering event occurs or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset, or group of assets, are considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset, or group of assets, are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets, based on the present value of the expected future cash flows associated with the use of the asset. Through March 31, 2026, no such impairment charges have been recorded.

Deferred Revenue

The Company does not recognize contract assets, as revenue is not recognized prior to the satisfaction of performance obligations and the right to consideration is unconditional at the time of invoicing. Deferred revenue represents advance payments received from our distributor for goods that will be made available to be transferred in future periods. These payments are initially recorded as liabilities and recognized as revenue when the related goods are provided.  The Company had no deferred revenue as of January 1, 2025, as no advance payments from customers were received during that period. Deferred revenue primarily consists of advance payments for consumer health products. The Company expects to recognize this revenue within the next fiscal quarter, as the performance obligations are satisfied.

Management regularly reviews the deferred revenue balance to ensure that revenue is recognized in accordance with the Company’s revenue recognition policy and applicable accounting standards.

The following table summarizes the Company’s contract balances from contracts with customers as required by ASC 606-10-50-8 in thousands:

	March 31,	December 31,
Contract Balances	2026	2025

Deferred revenue	$340	$252

Foreign Currency

Assets and liabilities of non-U.S. operations where the functional currency is other than the U.S. dollar are translated from the functional currency into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Resulting translation adjustments are accumulated as part of accumulated other comprehensive loss. Transaction gains or losses are recognized in income or loss in the period in which they occur.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the if-converted method. For purposes of the diluted net loss per share calculation, warrants to purchase the Company’s common stock, par value $0.01 per share (the “Common Stock”) and stock options are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

Concentration of Credit Risk

For the three months ended March 31, 2026 and 2025, Health Regen accounted for approximately 100% and 90% of total product revenue, respectively.  Health Regen was the only customer to account for more than 10% of total accounts receivable as of both March 31, 2026 and December 31, 2025.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of March 31, 2026, condensed consolidated interim statements of operations and comprehensive loss and condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2026, its condensed consolidated results of operations and stockholders’ equity for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are unaudited. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods or any future year or period.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient and an accounting policy election for estimating expected credit losses on current accounts receivable and contract assets arising under ASC 606.  The Company adopted ASU 2025-05 effective January 1, 2026, applying the practical expedient, which assumes that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

Fair Value Measurements

There have been no material changes to the Company’s fair value measurement policies, methods, or financial instruments since the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Advisory costs	$192	$96
Audit services	59	73
Payroll	588	363
Total accrued and other current liabilities	$839	$532

4. Capital Stock

Preferred Stock

The Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share (the “Preferred Stock”), none of which were outstanding at March 31, 2026 and December 31, 2025. The Company’s Board of Directors (the “Board”) has the authority to issue Preferred Stock and to determine the rights, preferences, privileges, and restrictions, including voting rights.

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

Warrants

The Company had 898,622 warrants to purchase Common Stock outstanding as of March 31, 2026 and December 31, 2025 with a weighted-average exercise price of $5.33.

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

As of March 31, 2026, the Company’s Plan has 9,098,000 authorized shares to be issued under the Plan. There were 4,370,364 shares available for issuance as of March 31, 2026.

The following table summarizes information concerning options outstanding and exercisable:

		Weighted-	Weighted-	Aggregate
		average	average	intrinsic
		exercise	contractual	value
	Amount	price	life (years)	(in thousands)
Outstanding at December 31, 2025	4,641,685	$3.72	6.2	$200
Outstanding at March 31, 2026	4,641,685	3.72	6.0	108
Options exercisable	3,633,843	3.63	5.9	105
Options vested and expected to vest	4,620,139	3.71	6.0	108

Total unrecognized compensation expense for the remaining 860,729 performance-based awards is approximately $3.1 million as of March 31, 2026.

As of March 31, 2026, a performance condition associated with certain performance-based awards was determined to be probable of achievement. As a result, the Company recognized $194,870 of share-based compensation expense during the quarter related to these awards, representing the cumulative expense recognized based on the updated probability assessment in accordance with ASC 718.  The Company recognized approximately $0.2 million and $0.02 million in share-based compensation during the three months ended March 31, 2026 and 2025, respectively.

Aggregate intrinsic value for outstanding options as of March 31, 2026 was approximately $0.1 million and was calculated as the difference between the Company’s closing stock price of $1.68 per share as of March 31, 2026 and the weighted average exercise price of $3.72. As of March 31, 2026, unrecognized compensation cost related to unvested non-performance-based awards amounted to $0.3 million, which will be recognized over a weighted-average period of 0.9 years.

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Research and development	$169	$59
General and administrative	463	426
Total	$632	$485

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

In April 2025, the Company entered into a Master Service Agreement with uBriGene (Boston) Biosciences, Inc., a contract development and manufacturing organization, pursuant to which uBriGene will provide development, manufacturing, and related regulatory support services for the Company’s investigational programs. Services are performed under statements of work and are milestone‑based. Under the applicable statement of work, contractual milestones include: (i) execution of the agreement and initiation of technology transfer activities; (ii) completion of multiple technology transfer production runs and related quality control testing; (iii) completion of stability testing using materials produced from the technology transfer runs; (iv) initiation of investigational batch production; and (v) completion of investigational batch production and associated regulatory support activities. Fees are payable upon the achievement of these milestones. The Company may terminate the agreement or any statement of work upon prior written notice. Upon termination, the Company is not obligated to pay for services not performed prior to the effective date of termination but remains responsible for amounts incurred for services performed and certain non‑cancelable costs. Payments made in advance of services being rendered are recorded as prepaid expenses and expensed as the related services are performed.

As of March 31, 2026, the Company had no minimum remaining non‑cancelable purchase commitments under this agreement, as all future payments are contingent upon the achievement of development and manufacturing milestones and the Company’s authorization of continued services.

On July 1, 2025, the Company entered into a services agreement with Beijing Quarkmed Technology Co., Ltd. with a total contract value of approximately $206,000 for regulatory and clinical support activities. In the third quarter of 2025, the Company made an initial payment of $72,118.44, which was fully expensed by December 31, 2025 using a percentage‑of‑completion method. No additional payments had been made under the contract as of March 31, 2026. As of March 31, 2026, the Company had incurred approximately $93,000 of costs, all of which are included in research and development expense. Accordingly, no prepaid assets related to this agreement were recorded as of March 31, 2026.

In November 2025, the Company entered into an insurance premium financing and security agreement. Under the agreement, the Company financed $228,685 of certain premiums at a 7.60% annual interest rate. As of March 31, 2026, the outstanding balance on the financing and security agreement was $114,648 and is included on the balance sheet in insurance premium financing payable. The final payment is due in August 2026.

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

The HQ Lease contains escalating payments during the lease term. Upon execution of the HQ Lease, the Company paid a security deposit, which will be held in escrow and credited at the termination of the lease. As of March 31, 2026, a security deposit of approximately $14,000 was included in long-term prepaid contracts on the Company’s condensed consolidated balance sheet related to the HQ Lease.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its condensed consolidated balance sheets:

		March 31,	December 31,
	Balance Sheet Classification	2026	2025

Assets:
Operating lease assets	Right-of-use assets, net	$168	$195
Liabilities:
Current portion of operating lease liability	Current portion of operating lease liability	118	113
Operating lease liability, net of current portion	Operating lease liability, net of current portion	55	86
Total operating lease liability		$173	$199

The Company recorded operating lease expense in the following categories in its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Research and development	$22	$20
General and administrative	11	13
Total	$33	$33

Cash paid included in the computation of the operating lease assets and lease liability during the three months ended March 31, 2026 and 2025 amounted to approximately $33,000 and $32,000, respectively.

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

	As of March 31,
	2026	2025
Remaining lease term (in years)	1.42	2.42
Discount rate	13.29%	13.29%

The minimum lease payments for future years are as follows:

As of
March 31,
2026
(in thousands)
2026	$100
2027	90
Total lease payments	190
Less: imputed interest	(17)
Present value of operating lease liability	$173

8. Net Loss Per Share

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2026 and 2025 because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31,
	2026	2025
Options to purchase Common Stock	4,641,685	4,385,477
Warrants to purchase Common Stock	898,622	898,622
Total	5,540,307	5,284,099

9. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2026 and 2025, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2026 and 2025, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

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

The Company has two operating and reportable segments: (i) Regenerative Biotech focused on the development of regenerative medicine treatments with operations currently in the United States and (ii) Consumer Health Products relating to consumer health products with operations currently in Asia. All of the Company’s revenue was generated in Asia for the three months ended March 31, 2026 and 2025.  The following tables present segment revenues, significant expense categories provided to the Company’s CODM at least quarterly, other segment items, and net loss for the three months ended March 31, 2026 and 2025, in thousands:

Three Months Ended March 31, 2026
	Regenerative Biotech	Consumer Health Products	Consolidated Total
Revenue
Product revenue	$—	$226	$226
Significant Expense Categories (provided to CODM)
Cost of sales	—	206	206
Research and development	563	—	563
Sales and marketing	2	16	18
General and administrative (a)	1,044	1	1,045
Total significant segment expenses	1,609	223	1,832
Other Segment Items
Other segment items (b)	5	—	5
Segment net loss	$(1,604)	$3	$(1,601)

Three Months Ended March 31, 2025
	Regenerative Biotech	Consumer Health Products	Consolidated Total
Revenue
Product revenue	$—	$45	$45
Significant Expense Categories (provided to CODM)
Cost of sales	—	33	33
Research and development	601	—	601
Sales and marketing	8	2	10
General and administrative (a)	1,071	—	1,071
Total significant segment expenses	1,680	35	1,715
Other Segment Items
Other segment items (b)	11	—	11
Segment net loss	$(1,669)	$10	$(1,659)

The following table presents cash and cash equivalents and total assets by segment as of  March 31, 2026 and December 31, 2025, in thousands:

	March 31,	December 31,
	2026	2025
Cash and cash equivalents:
Regenerative Biotech	$127	$1,206
Consumer Health Products	292	146
Total	$419	$1,352

Total assets:
Regenerative Biotech	$1,225	$2,277
Consumer Health Products	573	400
Total	$1,798	$2,677

(a) Certain general and administrative costs (including executive compensation, corporate legal fees, audit fees, investor relations, and insurance) are shared across both segments. For internal reporting purposes, such costs are allocated to each segment based on an estimate of the proportion of management time and corporate resources utilized by each segment. Costs directly attributable to a segment are charged directly to that segment. For the three months ended March 31, 2026 and 2025, the Regenerative Biotech segment bore substantially all general and administrative expense, as the Consumer Health Products segment incurred minimal shared corporate overhead.

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

11. Subsequent Events

On April 13, 2026 and on May 8, 2026, the Company entered into loan arrangements with Junli He, the Chairman, Chief Executive Officer, and Director of the Company (the “Lender”), pursuant to which the Lender has agreed to loan the Company an aggregate amount of $500,000 as evidenced by a Bridge Note executed by the Company in favor of, and accepted by, the Lender (the “Bridge Note”).

The Bridge Note accrues interest at an annual fixed rate of 8%, and the principal amount thereof will be due and payable in full, together with all accrued and unpaid interest thereon, on the earlier to occur of a) the closing date (or later date of capital being provided pertaining to such continued offering that the following threshold is tripped) of the Company’s next capital raise that includes gross proceeds of at least $5,000,000 or b) maturity date. The Bridge Note provides for optional conversion at the discretion of the Lender, contains covenants, and provides for certain events of default including if the Company fails to pay when due any amount owed thereunder, fails to comply with any agreement, covenant, condition, provision or term contained therein and other customary events of default.

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

In some cases, you can identify forward-looking statements by terms such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “could,” “would,” “target,” “seek,” “aim,” “predicts,” “think,” “objectives,” “optimistic,” “new,” “goal,” “strategy,” “potential,” “likely,” “will,” “expect,” “plan,” “project,” “permit” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2026. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 3 of this Quarterly Report on Form 10-Q.

Harvard Apparatus Regenerative Technology, Inc. is referred to herein as “we,” “our,” “us”, and “the Company”.

Business Overview

We are a clinical-stage biotechnology company developing regenerative-medicine treatments for disorders of the gastro-intestinal system and other organs that result from cancer, trauma or birth defects.

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

Our first esophageal product candidate, our esophageal implant, was used in the first successful regeneration of the esophagus in a patient with esophageal cancer. This successful first-in-human experience, plus the research we have performed on over 50 pigs, led the FDA to approve our 10-patient Phase 1 clinical trial. This combination trial will measure both safety and efficacy in the patient population.

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

In addition to our development of regenerative medicine treatments, we also sell dietary supplements. Our subsidiary in Hong Kong, Harvard Apparatus Regenerative Technology Limited, or Consumer Health Products, focuses on sales of consumer health products. Consumer Health Products plans to include a broad range of products focused on personal healthcare including dietary supplements. These products are commercially marketed to the general public and initially targeted at consumers in Asia through eCommerce (online sales).

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

Financial Condition and Need for Additional Funds

We expect to continue to incur operating losses and negative cash flows from operations during 2026 and in future years.

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of March 31, 2026, had an accumulated deficit of approximately $108.2 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of March 31, 2026 of approximately $0.4 million and debt financing of $0.5 million in gross proceeds received subsequent to March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. We expect to continue to incur operating losses and negative cash flows from operations for 2026 and in future years. Therefore, as disclosed in Note 1 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional capital to fund our current operations. In the event we do not raise additional capital from outside sources during the second quarter of 2026, we may be forced to curtail or cease our operations.

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

Other income (expense), net. Other income (expense), net, consists primarily of finance charges on insurance installment payments offset by interest income.

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

Results of Operations

The following table summarizes the results of our operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months
	Ended		Change 2026
	March 31,		vs. 2025
	2026	2025	Change	%
Product revenue	$226	$45	$181	402%

Operating expenses
Cost of sales	206	33	173	524%
Research and development	563	601	(38)	(6%)
Sales and marketing	18	10	8	80%
General and administrative	1,045	1,071	(26)	(2%)
Total operating expenses	1,832	1,715	117	7%

Other income (expense), net:
Interest income	2	13	(11)	(85%)
Interest expense	(2)	(2)	—	0%
Other income	5	—	5	100%
Total other income, net	5	11	(6)	(55%)
Net loss	$(1,601)	$(1,659)	$58	(3%)

Comparison of the three months ended March 31, 2026 and 2025

Product Revenue

Product revenue was $226,000 and $45,000 for the three months ended March 31, 2026 and 2025, respectively.  The $181,000 increase, representing a 402% growth, was driven by expanded distribution and new product launches within our Consumer Health segment, including CoQ-10 and sleep aid gummies, alongside continued strong performance from our existing offerings such as Liver Guard.

Cost of Sales

Cost of sales was $206,000 and $33,000 for the three months ended March 31, 2026 and 2025, respectively. The increase reflects scaling of operations to match higher sales.

Research and Development Expense

Research and development expense decreased approximately 6%, to approximately $0.56 million for the three months ended March 31, 2026 as compared to approximately $0.60 million for the three months ended March 31, 2025. This decrease was primarily reflecting lower preclinical spend.

Sales and Marketing Expense

Selling and marketing expense increased approximately 80%, to approximately $18,000 for the three months ended March 31, 2026 as compared to approximately $10,000 the three months ended March 31, 2025  This increase included advertising and promotional costs.

General and Administrative Expense

General and administrative expense decreased approximately 2%, to approximately $1.0 million for the three months ended March 31, 2026 as compared to approximately $1.1 million for the three months ended March 31, 2025. This decrease is mainly due to one-time employee related costs in the prior period.

Interest income

During the three months ended March 31, 2026 and 2025, we recorded interest income of approximately $2,000 and $13,000, respectively, earned from our money market account.

Interest expense

During the three months ended March 31, 2026 and 2025 we recorded interest expense of approximately $2,000 on insurance installment payments.

Other income

For the three months ended March 31, 2026, we recorded approximately $5,000 in other income from sublease activity. These activities are part of our ongoing efforts to optimize the use of our facilities and engage with stakeholders.

Liquidity and Capital Resources

Sources of liquidity. We have incurred operating losses since inception, and as of March 31, 2026, we had an accumulated deficit of approximately $108.2 million. We are currently investing significant resources in the development and commercialization of our product candidates for use by clinicians and researchers in the fields of regenerative medicine and bioengineering. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future. Therefore, as disclosed in Note 1 to our Condensed Consolidated Financial Statements, these conditions raise substantial doubt about our ability to continue as a going concern.

The following table sets forth the primary uses of cash for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net cash used in operating activities	$(937)	$(758)

Comparison of the three months ended March 31, 2026 and 2025

Operating activities. Net cash used in operating activities of approximately $0.9 million for the three months ended March 31, 2026 was due primarily to our net loss of approximately $1.6 million offset by adjustments for non-cash items of approximately $0.7 million due to non-cash expenses for share-based compensation, depreciation and amortization, and a negligible change to cash from changes in working capital due to the timing of payments for accounts receivable, inventory, prepaid expenses, long-term prepaid contracts, accounts payable, deferred revenue and accrued expenses.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of March 31, 2026.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chairman, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon the evaluation described above, our principal executive officer and our principal financial and accounting officer have concluded that they believe our disclosure controls and procedures were effective as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial and accounting officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended March 31, 2026. During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings arising in the ordinary course of business. There are no such matters pending that we expect to be material in relation to our business, financial condition, and results of operations or cash flows.

Item 1A. Risk Factors

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 19, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

During the three months ended March 31, 2026, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 11, 2026

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

By:	/s/ Junli He
Name:	Junli He
Title:	Chief Executive Officer, Director, and Chairman (principal executive officer)

By:	/s/ Joseph L.Damasio Jr.
Name:	Joseph L. Damasio Jr.
Title:	Chief Financial Officer (principal financial and accounting officer)