Form 10-Q
period 2026-06-30
Harvard Apparatus Regenerative Technology, Inc.
filed 2026-08-13
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, there were 17,580,744 shares of common stock, par value $0.01 per share, outstanding.

Harvard Apparatus Regenerative Technology, Inc.

Form 10-Q

For the Quarter Ended June 30, 2026

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$351	$1,352
Accounts receivable	9	16
Inventory	—	16
Prepaid research and development	83	18
Prepaid expenses and other current assets	346	427
Total current assets	789	1,829
Property, plant and equipment, net	4	6
Right-of-use assets, net	141	195
Long-term prepaid contracts	751	647
Total assets	$1,685	$2,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$757	$454
Accrued and other current liabilities	1,013	532
Deferred revenue	603	252
Insurance premium financing payable	46	183
Convertible debt – related party	500	—
Operating lease liability	123	113
Total current liabilities	3,042	1,534
Operating lease liability, net of current portion	22	86
Total liabilities	3,064	1,620

Commitments and contingencies (Note 6)

Stockholders’ (deficit) equity:
Common stock, par value $0.01 per share, 60,000,000 shares authorized; 17,580,744 shares issued and outstanding at each of June 30, 2026 and December 31, 2025	176	176
Additional paid-in capital	108,305	107,450
Accumulated deficit	(109,853)	(106,557)
Accumulated other comprehensive loss	(7)	(12)
Total stockholders’ (deficit) equity	(1,379)	1,057
Total liabilities and stockholders’ (deficit) equity	$1,685	$2,677

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Product revenue	$414	$317	$640	$362

Operating expenses:
Cost of sales	391	302	597	335
Research and development	948	697	1,511	1,298
Sales and marketing	16	—	34	10
General and administrative	751	1,151	1,796	2,222
Total operating expenses	2,106	2,150	3,938	3,865

Operating loss	(1,692)	(1,833)	(3,298)	(3,503)

Other (expense) income, net:
Interest income	—	7	2	20
Interest expense	(8)	(3)	(10)	(5)
Other income	5	6	10	6
Other (expense) income, net	(3)	10	2	21

Net loss	$(1,695)	$(1,823)	$(3,296)	$(3,482)

Basic and diluted net loss per share	$(0.10)	$(0.11)	$(0.19)	$(0.22)
Weighted average common shares outstanding, basic and diluted	17,580,744	15,918,979	17,580,744	15,918,979

Comprehensive loss:
Net loss	$(1,695)	$(1,823)	$(3,296)	$(3,482)
Foreign currency translation adjustments	1	(1)	5	(1)
Comprehensive loss	$(1,694)	$(1,824)	$(3,291)	$(3,483)

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share data)

	Number of				Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Deficit	Loss	Equity (Deficit)
Balance at April 1, 2026	17,580,744	$176	$108,082	$(108,158)	$(8)	$92
Share-based compensation expense	—	—	223	—	—	223
Net loss	—	—	—	(1,695)	—	(1,695)
Other comprehensive loss	—	—	—	—	1	1
Balance at June 30, 2026	17,580,744	$176	$108,305	$(109,853)	$(7)	$(1,379)

	Number of				Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Deficit	Loss	Equity
Balance at April 1, 2025	15,918,979	$159	$103,242	$(101,347)	$(6)	$2,048
Share-based compensation expense	—	—	537	—	—	537
Net loss	—	—	—	(1,823)	—	(1,823)
Other comprehensive loss	—	—	—	—	(1)	(1)
Balance at June 30, 2025	15,918,979	$159	$103,779	$(103,170)	$(7)	$761

	Number of				Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Deficit	Loss	Equity (Deficit)
Balance at January 1, 2026	17,580,744	$176	$107,450	$(106,557)	$(12)	$1,057
Share-based compensation expense	—	—	855	—	—	855
Net loss	—	—	—	(3,296)	—	(3,296)
Other comprehensive loss	—	—	—	—	5	5
Balance at June 30, 2026	17,580,744	$176	$108,305	$(109,853)	$(7)	$(1,379)

	Number of				Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	15,918,979	$159	$102,757	$(99,688)	$(6)	$3,222
Share-based compensation expense	—	—	1,022	—	—	1,022
Net loss	—	—	—	(3,482)	—	(3,482)
Other comprehensive loss	—	—	—	—	(1)	(1)
Balance at June 30, 2025	15,918,979	$159	$103,779	$(103,170)	$(7)	$761

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(3,296)	$(3,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	855	1,022
Depreciation	2	3
Amortization of operating lease right-of-use assets	54	48
Changes in operating assets and liabilities:
Accounts receivable	7	226
Inventory	16	53
Prepaid research and development	(65)	37
Prepaid expenses and other current assets	81	101
Long-term prepaid contracts	(104)	137
Accounts payable	303	(100)
Operating lease liability	(54)	(45)
Accrued and other current liabilities	481	342
Deferred revenue	351	149
Insurance premium financing payable	(137)	(190)
Net cash used in operating activities	(1,506)	(1,699)

FINANCING ACTIVITIES
Proceeds from convertible debt – related party	500	—
Net cash provided by financing activities	500	—
Effect of exchange rate changes on cash	5	(1)
Net decrease in cash and cash equivalents	(1,001)	(1,700)
Cash and cash equivalents at the beginning of the year	1,352	2,486
Cash and cash equivalents at the end of the period	$351	$786

SUPPLEMENTAL INFORMATION
Interest paid in cash	$10	$5

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

Going Concern

The Company has incurred substantial operating losses since its inception, and as of June 30, 2026, had an accumulated deficit of approximately $109.9 million and will require additional financing to fund future operations. The Company expects that its cash on hand of approximately $0.4 million as of June 30, 2026, together with gross proceeds of approximately $0.2 million from debt financing and cash advances of approximately $0.4 million received in July and August 2026 in connection with a private placement expected to close in the third quarter of 2026, will be sufficient to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2026. The cash advances were received from a group of new and existing investors and remain the property of the respective investors; such funds are being held in escrow by the Company pending the execution of a common stock purchase agreement, which is expected to occur in the third quarter of 2026. Because these resources are not expected to fund the Company’s operations for at least 12 months from the date the financial statements are issued, substantial doubt exists about the Company’s ability to continue as a going concern.

The Company will need to raise additional capital to fund its current operations. In the event the Company is unable to raise additional capital from outside sources during the third quarter of 2026, it may be forced to curtail or cease its operations.

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

Accounts Receivable

Allowances for credit losses are provided for estimated amounts of accounts receivable which may not be collected. At June 30, 2026 and December 31, 2025, we determined that no allowance for credit losses against accounts receivable was necessary.  The Company has elected the practical expedient under ASU 2025-05, which assumes current conditions as of the balance sheet date remain unchanged for the remaining life of the asset.  Advance payment is required under standard terms.

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

Long-term Prepaid Contracts

The Company has contracted with partners relating to its clinical trial activities. Upon execution of the contracts, the Company made initial deposits of $1.2 million in connection with a clinical trial contract and will be applied against final invoices which are more than a year away. The deposits will be recorded as expense when the clinical trial is substantially completed. Costs for the clinical trial activities throughout the Company’s clinical trial under these contracts are recognized as expense and payable based on costs incurred.  During the six months ended June 30, 2026, the Company paid $0.2 million to replenish the deposit balances which increased the long-term prepaid contracts balance to $0.7 million. In addition to the clinical trial deposits, the Company has $0.1 million in other deposits paid to its landlord as a security deposit and to a university for future esophageal implant production. The other deposits are not expected to be expensed within the next twelve months and are therefore classified as long term.

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

Impairment of Long-Lived Assets

Assessments of long-lived assets and the remaining useful lives of such long-lived assets are reviewed for impairment whenever a triggering event occurs or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset, or group of assets, are considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset, or group of assets, are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets, based on the present value of the expected future cash flows associated with the use of the asset. Through June 30, 2026, no such impairment charges have been recorded.

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

The following table summarizes the Company’s contract balances from contracts with customers as required by ASC 606-10-50-8 in thousands:

	June 30,	December 31,
Contract Balances	2026	2025

Deferred revenue	$603	$252

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

Concentration of Credit Risk

For the three and six months ended June 30, 2026 and 2025, Health Regen accounted for approximately 100% and 90% of total product revenue, respectively.  Health Regen was the only customer to account for more than 10% of total accounts receivable as of both June 30, 2026 and December 31, 2025.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of June 30, 2026, condensed consolidated interim statements of operations and comprehensive loss and condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2026, its condensed consolidated results of operations and stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are unaudited. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods or any future year or period.

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

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Advisory costs	$138	$96
Audit services	80	73
Payroll	788	363
Other liabilities	7	—
Total accrued and other current liabilities	$1,013	$532

4. Capital Stock

Preferred Stock

The Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share (the “Preferred Stock”), none of which were outstanding at June 30, 2026 and December 31, 2025. The Company’s Board of Directors (the “Board”) has the authority to issue Preferred Stock and to determine the rights, preferences, privileges, and restrictions, including voting rights.

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

Warrants

The Company had 898,622 warrants to purchase Common Stock outstanding as of June 30, 2026 and December 31, 2025 with a weighted-average exercise price of $5.33.

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

As of June 30, 2026, the Company’s Plan has 9,098,000 authorized shares to be issued under the Plan. There were 4,019,038 shares available for issuance as of June 30, 2026.

The following table summarizes information concerning options outstanding and exercisable:

		Weighted-	Weighted-	Aggregate
		average	average	intrinsic
		exercise	contractual	value
	Amount	price	life (years)	(in thousands)
Outstanding at December 31, 2025	4,641,685	$3.72	6.2	$200
Granted	351,326	1.39
Outstanding at June 30, 2026	4,993,011	3.56	6.0	—
Options exercisable	3,767,547	3.58	5.8	—
Options vested and expected to vest	4,971,465	3.55	6.0	—

Total unrecognized compensation expense for the remaining 858,645 performance-based awards is approximately $3.1 million as of June 30, 2026.

During the six months ended June 30, 2026, the Company determined that the performance condition for certain performance-based awards was probable of achievement and recognized a cumulative catch-up adjustment of $194,870 to share-based compensation expense related to those awards.  The Company recognized approximately $0.2 million and $0.9 million in share-based compensation during the three and six months ended June 30, 2026, respectively, and approximately $0.5 million and $1.0 million during the three and six months ended June 30, 2025, respectively.

Aggregate intrinsic value for outstanding options as of June 30, 2026 was $0, as the Company’s closing stock price of $1.28 per share as of June 30, 2026 was below the weighted-average exercise price of $3.56. As of June 30, 2026, unrecognized compensation cost related to unvested non-performance-based awards amounted to $0.4 million, which will be recognized over a weighted-average period of 1 year.

The weighted average assumptions for valuing the Company's stock options granted were as follows:

	Six Months Ended
	June 30,
	2026	2025
Risk-free interest rate	4.13%	3.85%
Expected volatility	106.21%	116.11%
Expected term (in years)	5.2	5.2
Expected dividend yield	—%	—%

The weighted average estimated fair value of stock options granted using the Black-Scholes model was $1.11 and $1.33 per share for the period ended June 30, 2026 and 2025, respectively.

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Research and development	$46	$58	$215	$117
General and administrative	177	479	640	905
Total	$223	$537	$855	$1,022

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

As of June 30, 2026, the Company had no minimum remaining non‑cancelable purchase commitments under this agreement, as all future payments are contingent upon the achievement of development and manufacturing milestones and the Company’s authorization of continued services.

On July 1, 2025, the Company entered into a services agreement with Beijing Quarkmed Technology Co., Ltd. with a total contract value of approximately $206,000 for regulatory and clinical support activities. In the third quarter of 2025, the Company made an initial payment of $72,118.44, which was fully expensed by December 31, 2025 using a percentage‑of‑completion method. No additional payments had been made under the contract as of June 30, 2026. As of June 30, 2026, the Company had incurred approximately $93,000 of costs, all of which are included in research and development expense. Accordingly, no prepaid assets related to this agreement were recorded as of June 30, 2026.

In November 2025, the Company entered into an insurance premium financing and security agreement. Under the agreement, the Company financed $228,685 of certain premiums at a 7.60% annual interest rate. As of June 30, 2026, the outstanding balance on the financing and security agreement was $45,859 and is included on the balance sheet in insurance premium financing payable. The final payment is due in August 2026.

7. Convertible Debt – Related Party

Convertible Debt

On April 13, 2026 and on May 8, 2026, the Company entered into loan arrangements with Junli He, the Chairman, Chief Executive Officer, and Director of the Company (the “Lender”), pursuant to which the Lender loaned the Company an aggregate amount of $500,000 as evidenced by Bridge Notes executed by the Company in favor of, and accepted by, the Lender dated April 13, 2026 and May 8, 2026 (each a “Bridge Note”). As of June 30, 2026, the Company accrued $7,000 of interest payable on the Bridge Notes. The Company evaluated the convertible note for derivative liability treatment and has determined that the components of the Bridge Notes did not qualify for derivative accounting treatment as of June 30, 2026.

The Bridge Notes accrue interest at an annual fixed rate of 8%, and the principal amount thereof will be due and payable in full, together with all accrued and unpaid interest thereon, on the earlier to occur of a) the closing date (or later date of capital being provided pertaining to such continued offering that the following threshold is tripped) of the Company’s next capital raise that includes gross proceeds of at least $5,000,000 or b) the applicable maturity date, which is April 13, 2027 and May 8, 2027, respectively.  The Bridge Notes provide for optional conversion to equity at the discretion of the Lender. In the event the Company issues equity securities (including instruments or securities convertible into or exchangeable for such equity securities) in a transaction or series of related transactions resulting in aggregate gross proceeds to the Company at least equal to the original principal amount of the applicable Bridge Note, excluding the indebtedness evidenced by such Bridge Note (a “Qualified Financing”), on or before the applicable maturity date, the Lender may elect, by notice to the Company prior to the initial closing of the Qualified Financing (or the closing of any add-on thereto, as applicable), to convert the indebtedness evidenced by such Bridge Note into that number of equity securities of the Company equal to (x) the entire outstanding balance of such Bridge Note, including all principal and accrued and unpaid interest, divided by (y) the price per unit paid by the purchasers of such equity securities in the Qualified Financing. Accordingly, the conversion price is not a fixed price per share and will equal the price per unit paid by investors in the applicable Qualified Financing; the Bridge Notes do not provide for conversion at a discount to, or a premium over, such price.

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

The HQ Lease contains escalating payments during the lease term. Upon execution of the HQ Lease, the Company paid a security deposit, which will be held in escrow and credited at the termination of the lease. As of June 30, 2026, a security deposit of approximately $14,000 was included in long-term prepaid contracts on the Company’s condensed consolidated balance sheet related to the HQ Lease.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its condensed consolidated balance sheets:

		June 30,	December 31,
	Balance Sheet Classification	2026	2025

Assets:
Operating lease assets	Right-of-use assets, net	$141	$195
Liabilities:
Current portion of operating lease liability	Current portion of operating lease liability	123	113
Operating lease liability, net of current portion	Operating lease liability, net of current portion	22	86
Total operating lease liability		$145	$199

The Company recorded operating lease expense in the following categories in its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development	$11	$11	$22	$22
General and administrative	22	22	44	44
Total	$33	$33	$66	$66

Cash paid included in the computation of the operating lease assets and lease liability during the three and six months ended June 30, 2026 amounted to approximately $33,000 and $66,000, respectively.  Cash paid included in the computation of the operating lease assets and lease liability during the three and six months ended June 30, 2025 amounted to approximately $32,000 and $64,000, respectively.

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

	As of June 30,
	2026	2025
Remaining lease term (in years)	1.17	2.17
Discount rate	13.29%	13.29%

The minimum lease payments for future years are as follows:

As of
June 30,
2026
(in thousands)
2026	$67
2027	90
Total lease payments	157
Less: imputed interest	(12)
Present value of operating lease liability	$145

9. Net Loss Per Share

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the six months ended June 30, 2026 and 2025 because including them would have had an anti-dilutive effect:

	Six Months Ended
	June 30,
	2026	2025
Options to purchase Common Stock	4,993,011	4,641,685
Warrants to purchase Common Stock	898,622	898,622
Total	5,891,633	5,540,307

10. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the six months ended June 30, 2026 and 2025, respectively, due to the expected loss before income taxes to be incurred for the years ended December 31, 2026 and 2025, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

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

The Company has two operating and reportable segments: (i) Regenerative Biotech focused on the development of regenerative medicine treatments with operations currently in the United States and (ii) Consumer Health Products relating to consumer health products with operations currently in Asia. All of the Company’s revenue was generated in Asia for the three and six months ended June 30, 2026 and 2025.  The following tables present segment revenues, significant expense categories provided to the Company’s CODM at least quarterly, other segment items, and net loss for the three and six months ended June 30, 2026 and 2025, in thousands:

Three Months Ended June 30, 2026
	Regenerative Biotech	Consumer Health Products	Consolidated Total
Revenue
Product revenue	$—	$414	$414
Significant Expense Categories (provided to CODM)
Cost of sales	—	391	391
Research and development	948	—	948
Sales and marketing	—	16	16
General and administrative (a)	750	1	751
Total significant segment expenses	1,698	408	2,106
Other Segment Items
Other segment items (b)	(3)	—	(3)
Segment net loss	$(1,701)	$6	$(1,695)

Three Months Ended June 30, 2025
	Regenerative Biotech	Consumer Health Products	Consolidated Total
Revenue
Product revenue	$—	$317	$317
Significant Expense Categories (provided to CODM)
Cost of sales	—	302	302
Research and development	697	—	697
General and administrative (a)	1,150	1	1,151
Total significant segment expenses	1,847	303	2,150
Other Segment Items
Other segment items (b)	10	—	10
Segment net loss	$(1,837)	$14	$(1,823)

Six Months Ended June 30, 2026
	Regenerative Biotech	Consumer Health Products	Consolidated Total
Revenue
Product revenue	$—	$640	$640
Significant Expense Categories (provided to CODM)
Cost of sales	—	597	597
Research and development	1,511	—	1,511
Sales and marketing	2	32	34
General and administrative (a)	1,794	2	1,796
Total significant segment expenses	3,307	631	3,938
Other Segment Items
Other segment items (b)	2	—	2
Segment net loss	$(3,305)	$9	$(3,296)

Six Months Ended June 30, 2025
	Regenerative Biotech	Consumer Health Products	Consolidated Total
Revenue
Product revenue	$—	$362	$362
Significant Expense Categories (provided to CODM)
Cost of sales	—	335	335
Research and development	1,298	—	1,298
Sales and marketing	9	1	10
General and administrative (a)	2,221	1	2,222
Total significant segment expenses	3,528	337	3,865
Other Segment Items
Other segment items (b)	21	—	21
Segment net loss	$(3,507)	$25	$(3,482)

The following table presents cash and cash equivalents and total assets by segment as of  June 30, 2026 and December 31, 2025, in thousands:

	June 30,	December 31,
	2026	2025
Cash and cash equivalents:
Regenerative Biotech	$24	$1,206
Consumer Health Products	327	146
Total	$351	$1,352

Total assets:
Regenerative Biotech	$1,091	$2,277
Consumer Health Products	594	400
Total	$1,685	$2,677

(a) Certain general and administrative costs (including executive compensation, corporate legal fees, audit fees, investor relations, and insurance) are shared across both segments. For internal reporting purposes, such costs are allocated to each segment based on an estimate of the proportion of management time and corporate resources utilized by each segment. Costs directly attributable to a segment are charged directly to that segment. For the three and six months ended June 30, 2026 and 2025, the Regenerative Biotech segment bore substantially all general and administrative expense, as the Consumer Health Products segment incurred minimal shared corporate overhead.

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

12. Subsequent Events

On July 16, 2026, the Company entered into a loan arrangement with Junli He, the Chairman, Chief Executive Officer, and Director of the Company (the “Lender”), pursuant to which the Lender loaned the Company an amount of $200,000 as evidenced by a Bridge Note executed by the Company in favor of, and accepted by, the Lender (the “July Bridge Note”). The July Bridge Note accrues interest at an annual fixed rate of 8%, and the principal amount thereof will be due and payable in full, together with all accrued and unpaid interest thereon, on the earlier to occur of a) the closing date (or later date of capital being provided pertaining to such continued offering that the following threshold is tripped) of the Company’s next capital raise that includes gross proceeds of at least $5,000,000 or b) the maturity date, which is July 16, 2027. The July Bridge Note provides for optional conversion to equity at the discretion of the Lender. In the event the Company issues equity securities (including instruments or securities convertible into or exchangeable for such equity securities) in a transaction or series of related transactions resulting in aggregate gross proceeds to the Company at least equal to the original principal amount of the applicable Bridge Note, excluding the indebtedness evidenced by such Bridge Note (a “Qualified Financing”), on or before the applicable maturity date, the Lender may elect, by notice to the Company prior to the initial closing of the Qualified Financing (or the closing of any add-on thereto, as applicable), to convert the indebtedness evidenced by such Bridge Note into that number of equity securities of the Company equal to (x) the entire outstanding balance of such Bridge Note, including all principal and accrued and unpaid interest, divided by (y) the price per unit paid by the purchasers of such equity securities in the Qualified Financing. Accordingly, the conversion price is not a fixed price per share and will equal the price per unit paid by investors in the applicable Qualified Financing; the Bridge Notes do not provide for conversion at a discount to, or a premium over, such price.

In July and August 2026, the Company received cash advances of approximately $0.4 million from a group of new and existing investors in connection with a private placement transaction expected to close in the third quarter of 2026. These funds remain the property of the respective investors and are being held in escrow by the Company pending the execution of a common stock purchase agreement, which is expected to occur in the third quarter of 2026.

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

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of June 30, 2026, had an accumulated deficit of approximately $109.9 million and will require additional financing to fund future operations. We expect that our operating cash on-hand as of June 30, 2026 of approximately $0.4 million together with gross proceeds of approximately $0.2 million from debt financing and cash advances of approximately $0.4 million received in July and August 2026 in connection with a private placement expected to close in the third quarter of 2026, will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026. The cash advances were received from a group of new and existing investors and remain the property of the respective investors; such funds are being held in escrow by the Company pending the execution of a common stock purchase agreement, which is expected to occur in the third quarter of 2026.  We expect to continue to incur operating losses and negative cash flows from operations for 2026 and in future years. Therefore, as disclosed in Note 1 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional capital to fund our current operations. In the event we do not raise additional capital from outside sources during the third quarter of 2026, we may be forced to curtail or cease our operations.

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

Results of Operations

The following table summarizes the results of our operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months				Six Months
	Ended		Change 2026		Ended		Change 2026
	June 30,		vs. 2025		June 30,		vs. 2025
	2026	2025	Change	%	2026	2025	Change	%
Product revenue	$414	$317	$97	31%	$640	$362	$278	77%

Operating expenses
Cost of sales	391	302	89	29%	597	335	262	78%
Research and development	948	697	251	36%	1,511	1,298	213	16%
Sales and marketing	16	—	16	NM	34	10	24	240%
General and administrative	751	1,151	(400)	(35%)	1,796	2,222	(426)	(19%)
Total operating expenses	2,106	2,150	(44)	(2%)	3,938	3,865	73	2%

Other (expense) income, net:
Interest income	—	7	(7)	(100%)	2	20	(18)	(90%)
Interest expense	(8)	(3)	(5)	167%	(10)	(5)	(5)	100%
Other income	5	6	(1)	(17%)	10	6	4	67%
Total other (expense) income, net	(3)	10	(13)	(130%)	2	21	(19)	(90%)
Net loss	$(1,695)	$(1,823)	$128	(7%)	$(3,296)	$(3,482)	$186	(5%)

NM indicates that the percentage change is not meaningful.

Comparison of the three months ended June 30, 2026 and 2025

Product Revenue

Product revenue was $414,000 and $317,000 for the three months ended June 30, 2026 and 2025, respectively.  The $97,000 increase, representing a 31% growth, was driven by expanded distribution and new product launches within our Consumer Health segment, including CoQ-10 and sleep aid gummies, alongside continued strong performance from our existing offerings such as Liver Guard.

Cost of Sales

Cost of sales was $391,000 and $302,000 for the three months ended June 30, 2026 and 2025, respectively. The increase reflects scaling of operations to match higher sales.

Research and Development Expense

Research and development expense increased approximately 36%, to approximately $0.9 million for the three months ended June 30, 2026 as compared to approximately $0.7 million for the three months ended June 30, 2025. This increase was primarily attributable to higher costs associated with clinical activities and grant application activities.

Sales and Marketing Expense

Selling and marketing expense was approximately $16,000 for the three months ended June 30, 2026. We did not incur selling and marketing expense during the three months ended June 30, 2025. This increase included advertising and promotional costs.

General and Administrative Expense

General and administrative expense decreased approximately 35%, to approximately $0.8 million for the three months ended June 30, 2026 as compared to approximately $1.2 million for the three months ended June 30, 2025.  This decrease was primarily attributable to lower share-based compensation expense following the full vesting of certain awards in the prior period.

Interest income

During the three months ended June 30, 2026, interest income was de minimis, as compared to approximately $7,000 earned from our money market account during the three months ended June 30, 2025.

Interest expense

During the three months ended June 30, 2026 and 2025, we recorded interest expense of approximately $8,000 and $3,000, respectively, consisting of finance charges on insurance installment payments and, in the 2026 period, interest accrued on the related-party bridge notes.

Other income

For the three months ended June 30, 2026 and 2025, we recorded approximately $5,000 and $6,000, respectively, in other income from sublease activity. These activities are part of our ongoing efforts to optimize the use of our facilities and engage with stakeholders.

Comparison of the six months ended June 30, 2026 and 2025

Product Revenue

Product revenue was $640,000 and $362,000 for the six months ended June 30, 2026 and 2025, respectively.  The $278,000 increase, representing a 77% growth, was driven by expanded distribution and new product launches within our Consumer Health segment, including CoQ-10 and sleep aid gummies, alongside continued strong performance from our existing offerings such as Liver Guard.

Cost of Sales

Cost of sales was $597,000 and $335,000 for the six months ended June 30, 2026 and 2025, respectively. The increase reflects scaling of operations to match higher sales.

Research and Development Expense

Research and development expense increased approximately 16%, to approximately $1.5 million for the six months ended June 30, 2026 as compared to approximately $1.3 million for the six months ended June 30, 2025. This increase was primarily attributable to higher costs associated with clinical activities and grant application activities.

Sales and Marketing Expense

Selling and marketing expense increased approximately 240%, to approximately $34,000 for the six months ended June 30, 2026 as compared to approximately $10,000 the six months ended June 30, 2025 . This increase included advertising and promotional costs.

General and Administrative Expense

General and administrative expense decreased approximately 19%, to approximately $1.8 million for the six months ended June 30, 2026 as compared to approximately $2.2 million for the six months ended June 30, 2025. This decrease is mainly due to one-time employee related costs in the prior period.

Interest income

During the six months ended June 30, 2026 and 2025, we recorded interest income of approximately $2,000 and $20,000, respectively, earned from our money market account.

Interest expense

During the six months ended June 30, 2026 and 2025, we recorded interest expense of approximately $10,000 and $5,000, respectively, consisting of finance charges on insurance installment payments and, in the 2026 period, interest accrued on the related-party bridge notes.

Other income

For the six months ended June 30, 2026 and 2025, we recorded approximately $10,000 and $6,000, respectively in other income from sublease activity. These activities are part of our ongoing efforts to optimize the use of our facilities and engage with stakeholders.

Liquidity and Capital Resources

Sources of liquidity. We have incurred operating losses since inception, and as of June 30, 2026, we had an accumulated deficit of approximately $109.9 million. We are currently investing significant resources in the development and commercialization of our product candidates for use by clinicians and researchers in the fields of regenerative medicine and bioengineering. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future. Therefore, as disclosed in Note 1 to our Condensed Consolidated Financial Statements, these conditions raise substantial doubt about our ability to continue as a going concern.

The following table sets forth the primary uses of cash for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Net cash used in operating activities	$(1,506)	$(1,699)
Net cash provided by financing activities	$500	$—

Comparison of the six months ended June 30, 2026 and 2025

Operating activities. Net cash used in operating activities of approximately $1.5 million for the six months ended June 30, 2026 was due primarily to our net loss of approximately $3.3 million offset by adjustments for non-cash items of approximately $0.9 million due to non-cash expenses for share-based compensation, depreciation and amortization, and an approximately $0.9 million increase to cash from changes in working capital due to the timing of payments for accounts receivable, inventory, prepaid expenses, long-term prepaid contracts, accounts payable, deferred revenue and accrued expenses.

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

Financing activities. Net cash provided by financing activities was $500,000 for the six months ended June 30, 2026, consisting of proceeds from bridge loans from Junli He, our Chairman, Chief Executive Officer, and Director, evidenced by bridge notes bearing interest at an annual fixed rate of 8%. We had no financing activities during the six months ended June 30, 2025.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of June 30, 2026.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon the evaluation described above, our principal executive officer and our principal financial and accounting officer have concluded that they believe our disclosure controls and procedures were effective as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial and accounting officer, has evaluated whether any change in our internal control over financial accounting and reporting occurred during the quarter ended June 30, 2026. During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial accounting and reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

During the three months ended June 30, 2026, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

10.1	Bridge Note dated April 13, 2026 executed by Harvard Apparatus Regenerative Technology, Inc. payable to the order of Junli He (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on April 15, 2026, as amended by Form 8-K/A filed August 3, 2026, and incorporated by reference thereto).

10.2	Bridge Note dated May 8, 2026 executed by Harvard Apparatus Regenerative Technology, Inc. payable to the order of Junli He (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 3, 2026, and incorporated by reference thereto).

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

Date: August 13, 2026

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

By:	/s/ Junli He
Name:	Junli He
Title:	Chief Executive Officer, Director, and Chairman (principal executive officer)

By:	/s/ Joseph L.Damasio Jr.
Name:	Joseph L. Damasio Jr.
Title:	Chief Financial Officer (principal financial and accounting officer)