Form 10-Q
period 2026-09-30
Harvard Apparatus Regenerative Technology, Inc.
filed 2026-11-13
CIK 1563665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, there were 20,093,994 shares of common stock, par value $0.01 per share, outstanding.

Harvard Apparatus Regenerative Technology, Inc.

Form 10-Q

For the Quarter Ended September 30, 2026

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

These forward-looking statements are based on information available as of the date of this report, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results, performance or achievements to differ materially from those indicated or implied by forward-looking statements such as those described under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, in Part II, Item 1A of this Quarterly Report on Form 10-Q, elsewhere herein and in other filings that we make from time to time with the U.S. Securities and Exchange Commission (the “SEC”). The risks described in such filings are not exhaustive. New risk factors emerge from time to time, and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements, which speak only as of the date hereof. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,851	$1,352
Accounts receivable	18	16
Inventory	—	16
Prepaid research and development	83	18
Prepaid expenses and other current assets	350	427
Total current assets	2,302	1,829
Property, plant and equipment, net	3	6
Right-of-use assets, net	113	195
Long-term prepaid contracts	751	647
Total assets	$3,169	$2,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$537	$454
Accrued and other current liabilities	1,304	532
Deferred revenue	690	252
Insurance premium financing payable	—	183
Operating lease liability	116	113
Total current liabilities	2,647	1,534
Operating lease liability, net of current portion	—	86
Total liabilities	2,647	1,620

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, par value $0.01 per share, 60,000,000 shares authorized; 20,093,994 and 17,580,744 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	201	176
Additional paid-in capital	111,644	107,450
Accumulated deficit	(111,316)	(106,557)
Accumulated other comprehensive loss	(7)	(12)
Total stockholders’ equity	522	1,057
Total liabilities and stockholders’ equity	$3,169	$2,677

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Product revenue	$145	$123	$785	$485

Operating expenses:
Cost of sales	133	112	730	447
Research and development	218	655	1,729	1,953
Sales and marketing	17	25	51	35
General and administrative	1,237	1,045	3,033	3,267
Total operating expenses	1,605	1,837	5,543	5,702

Operating loss	(1,460)	(1,714)	(4,758)	(5,217)

Other (expense) income, net:
Interest income	—	11	2	31
Interest expense	(13)	(2)	(23)	(7)
Other income	10	5	20	11
Other (expense) income, net	(3)	14	(1)	35

Net loss	$(1,463)	$(1,700)	$(4,759)	$(5,182)

Basic and diluted net loss per share	$(0.08)	$(0.10)	$(0.27)	$(0.32)
Weighted average common shares outstanding, basic and diluted	18,127,103	17,033,109	17,764,865	16,294,437

Comprehensive loss:
Net loss	$(1,463)	$(1,700)	$(4,759)	$(5,182)
Foreign currency translation adjustments	—	(2)	5	(3)
Comprehensive loss	$(1,463)	$(1,702)	$(4,754)	$(5,185)

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share data)

	Number of				Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Deficit	Loss	Equity (Deficit)
Balance at July 1, 2026	17,580,744	$176	$108,305	$(109,853)	$(7)	$(1,379)
Share-based compensation expense	—	—	725	—	—	725
Issuance of common stock in private placement	1,829,525	18	1,903	—	—	1,921
Conversion of convertible debt – related party and accrued interest into common stock	683,725	7	711	—	—	718
Net loss	—	—	—	(1,463)	—	(1,463)
Balance at September 30, 2026	20,093,994	$201	$111,644	$(111,316)	$(7)	$522

	Number of				Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Deficit	Loss	Equity
Balance at July 1, 2025	15,918,979	$159	$103,779	$(103,170)	$(7)	$761
Share-based compensation expense	—	—	495	—	—	495
Issuance of common stock in private placement	1,250,000	13	1,987	—	—	2,000
Net loss	—	—	—	(1,700)	—	(1,700)
Other comprehensive loss	—	—	—	—	(2)	(2)
Balance at September 30, 2025	17,168,979	$172	$106,261	$(104,870)	$(9)	$1,554

	Number of				Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Deficit	Loss	Equity
Balance at January 1, 2026	17,580,744	$176	$107,450	$(106,557)	$(12)	$1,057
Share-based compensation expense	—	—	1,580	—	—	1,580
Issuance of common stock in private placement	1,829,525	18	1,903	—	—	1,921
Conversion of convertible debt – related party and accrued interest into common stock	683,725	7	711	—	—	718
Net loss	—	—	—	(4,759)	—	(4,759)
Other comprehensive income	—	—	—	—	5	5
Balance at September 30, 2026	20,093,994	$201	$111,644	$(111,316)	$(7)	$522

	Number of				Accumulated
	Common		Additional		Other	Total
	Shares	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	15,918,979	$159	$102,757	$(99,688)	$(6)	$3,222
Share-based compensation expense	—	—	1,517	—	—	1,517
Issuance of common stock in private placement	1,250,000	13	1,987	—	—	2,000
Net loss	—	—	—	(5,182)	—	(5,182)
Other comprehensive loss	—	—	—	—	(3)	(3)
Balance at September 30, 2025	17,168,979	$172	$106,261	$(104,870)	$(9)	$1,554

See accompanying notes to unaudited condensed consolidated financial statements.

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
OPERATING ACTIVITIES
Net loss	$(4,759)	$(5,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,580	1,517
Depreciation	3	4
Amortization of operating lease right-of-use assets	82	72
Changes in operating assets and liabilities:
Accounts receivable	(2)	228
Inventory	16	58
Prepaid research and development	(65)	37
Prepaid expenses and other current assets	77	117
Long-term prepaid contracts	(104)	213
Accounts payable	83	(139)
Operating lease liability	(83)	(70)
Accrued and other current liabilities	790	106
Deferred revenue	438	128
Insurance premium financing payable	(183)	(253)
Net cash used in operating activities	(2,127)	(3,164)

FINANCING ACTIVITIES
Proceeds from convertible debt – related party	700	—
Proceeds from issuance of common stock in private placements	1,921	2,000
Net cash provided by financing activities	2,621	2,000
Effect of exchange rate changes on cash	5	(3)
Net increase (decrease) in cash and cash equivalents	499	(1,167)
Cash and cash equivalents at the beginning of the year	1,352	2,486
Cash and cash equivalents at the end of the period	$1,851	$1,319

SUPPLEMENTAL INFORMATION
Interest paid in cash	$5	$7
Non-cash financing activities:
Conversion of convertible debt – related party and accrued interest into common stock	$718	$—

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

Going Concern

The Company has incurred substantial operating losses since its inception, and as of September 30, 2026, had an accumulated deficit of approximately $111.3 million and will require additional financing to fund future operations. The Company expects that its cash on hand of approximately $1.9 million as of September 30, 2026 will be sufficient to fund its operating expenses and capital expenditure requirements into the first quarter of 2027, based on the Company’s current cash flow forecast, which assumes continued deferral of a portion of salaries and no settlement of accrued but unpaid salaries. Because these resources are not expected to fund the Company’s operations for at least 12 months from the date the financial statements are issued, substantial doubt exists about the Company’s ability to continue as a going concern. During the third quarter of 2026, the Company received cash subscriptions of approximately $1.9 million in the September 2026 Private Placement and settled the Bridge Notes through the issuance of common stock (Notes 4 and 7). These transactions improved the Company’s liquidity but did not alleviate the substantial doubt about the Company’s ability to continue as a going concern.

The Company will need to raise additional capital to fund its current operations. In the event the Company is unable to raise additional capital from outside sources during the first quarter of 2027, it may be forced to curtail or cease its operations.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Harvard Apparatus Regenerative Technology and its subsidiaries: Harvard Apparatus Regenerative Technology Limited (Hong Kong), Harvard Apparatus Regenerative Technology (Hangzhou) Limited (China), Harvard Apparatus Regenerative Technology GmbH (Germany), and Harvard Apparatus Regenerative Technology Incorporated (California). All intercompany balances and transactions have been eliminated in consolidation.

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

Cash Concentrations

The Company maintains its cash balances at accredited financial institutions with high credit ratings. These balances are held in federally insured accounts, and from time to time the Company may maintain balances in excess of applicable insurance limits. The Company has not experienced any losses on its cash holdings to date and does not believe it is exposed to significant credit risk beyond the normal risks associated with commercial banking relationships. Bank accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2026, approximately $0.4 million of the Company’s cash was held by its subsidiaries in Hong Kong and the People’s Republic of China (“PRC”), which is not insured by the Federal Deposit Insurance Corporation. Cash held in the PRC is subject to PRC foreign exchange controls, which may limit the Company’s ability to transfer funds out of the PRC.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The Company currently invests available cash in money market funds.

Accounts Receivable

Allowances for credit losses are provided for estimated amounts of accounts receivable which may not be collected. At September 30, 2026 and December 31, 2025, we determined that no allowance for credit losses against accounts receivable was necessary.  The Company has elected the practical expedient under ASU 2025-05, which assumes current conditions as of the balance sheet date remain unchanged for the remaining life of the asset.  Advance payment is required under standard terms.

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

Long-term Prepaid Contracts

The Company has contracted with partners relating to its clinical trial activities. Upon execution of the contracts, the Company made initial deposits of $1.2 million in connection with a clinical trial contract and will be applied against final invoices which are more than a year away. The deposits will be recorded as expense when the clinical trial is substantially completed. Costs for the clinical trial activities throughout the Company’s clinical trial under these contracts are recognized as expense and payable based on costs incurred.  During the nine months ended September 30, 2026, the Company paid $0.2 million to replenish the deposit balances which increased the long-term prepaid contracts balance to $0.7 million. In addition to the clinical trial deposits, the Company has $0.1 million in other deposits paid to its landlord as a security deposit and to a university for future esophageal implant production. The other deposits are not expected to be expensed within the next twelve months and are therefore classified as long term.

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

Impairment of Long-Lived Assets

Assessments of long-lived assets and the remaining useful lives of such long-lived assets are reviewed for impairment whenever a triggering event occurs or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset, or group of assets, are considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset, or group of assets, are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset, or group of assets, based on the present value of the expected future cash flows associated with the use of the asset. Through September 30, 2026, no such impairment charges have been recorded.

Deferred Revenue

The Company does not recognize contract assets, as revenue is not recognized prior to the satisfaction of performance obligations and the right to consideration is unconditional at the time of invoicing. Deferred revenue represents advance payments received from our distributor for goods that will be made available to be transferred in future periods. These payments are initially recorded as liabilities and recognized as revenue when the related goods are provided.  The Company had no deferred revenue as of January 1, 2025, as no advance payments from customers were received during that period. Deferred revenue primarily consists of advance payments for consumer health products. The Company expects to recognize this revenue within the next fiscal quarter, as the performance obligations are satisfied. During the nine months ended September 30, 2026, the Company received customer prepayments of approximately $1.2 million and recognized revenue of approximately $0.8 million against customer prepayments, including approximately $0.2 million that was included in the deferred revenue balance at December 31, 2025. The increase in deferred revenue reflects prepayments received for orders that had not been completed as of September 30, 2026.

Management regularly reviews the deferred revenue balance to ensure that revenue is recognized in accordance with the Company’s revenue recognition policy and applicable accounting standards.

The following table summarizes the Company’s contract balances from contracts with customers as required by ASC 606-10-50-8 in thousands:

	September 30,	December 31,
Contract Balances	2026	2025

Deferred revenue	$690	$252

Foreign Currency

Assets and liabilities of non-U.S. operations where the functional currency is other than the U.S. dollar are translated from the functional currency into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the period. Resulting translation adjustments are accumulated as part of accumulated other comprehensive loss. Transaction gains or losses are recognized in income or loss in the period in which they occur.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury stock method for stock options and warrants and the if-converted method for convertible debt. For purposes of the diluted net loss per share calculation, warrants to purchase the Company’s common stock, stock options and shares issuable upon conversion of the Bridge Notes are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

Concentration of Credit Risk

For the three and nine months ended September 30, 2026 and 2025, Health Regen accounted for approximately 100% and 90% of total product revenue, respectively.  Health Regen was the only customer to account for more than 10% of total accounts receivable as of both September 30, 2026 and December 31, 2025.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of September 30, 2026, condensed consolidated interim statements of operations and comprehensive loss and condensed consolidated statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. The interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2026, its condensed consolidated results of operations and changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2026 and 2025 are unaudited. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods or any future year or period.

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

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions.  ASU 2024-04 became effective for the Company on January 1, 2026 (annual periods beginning after December 15, 2025, and interim periods within those annual periods) and is applied prospectively to settlements of convertible debt instruments occurring on or after that date. The Company’s first settlement within the scope of ASU 2024-04 was the conversion of the Bridge Notes in the third quarter of 2026; no other convertible debt instruments were outstanding or settled during the nine months ended September 30, 2026.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements. See Note 7 for the conversion of the Bridge Notes during the third quarter of 2026.

Fair Value Measurements

There have been no material changes to the Company’s fair value measurement policies, methods, or financial instruments since the disclosures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

3. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following:

	September 30,	December 31,
	2026	2025
	(in thousands)
Advisory costs	$160	$96
Audit services	105	73
Payroll	1,039	363
Other liabilities	—	—
Total accrued and other current liabilities	$1,304	$532

Accrued payroll at September 30, 2026 includes approximately $1.0 million of salaries, and related payroll taxes and employer 401(k) contributions that employees have agreed to defer since September 2025, including approximately $0.4 million owed to the Company’s Chief Executive Officer and Chief Financial Officer. The deferred salaries have no fixed payment date, and the Company does not expect to pay them until it obtains additional financing.

4. Capital Stock

Preferred Stock

The Company has authorized a total of 2,000,000 shares of preferred stock, par value $0.01 per share (the “Preferred Stock”), none of which were outstanding at September 30, 2026 and December 31, 2025. The Company’s Board of Directors (the “Board”) has the authority to issue Preferred Stock and to determine the rights, preferences, privileges, and restrictions, including voting rights.

Common Stock

On September 11, 2026, the Company closed a private placement (the “September 2026 Private Placement”) pursuant to securities purchase agreements with certain investors, including the Company’s Chairman, Chief Executive Officer and Director and two other members of the Company’s Board of Directors (collectively, the “Inside Investors”), and outside investors, pursuant to which the investors purchased an aggregate of 2,513,250 shares of common stock at a purchase price of $1.05 per share for aggregate consideration of approximately $2.6 million. Of the aggregate consideration, approximately $1.9 million represented cash received and approximately $0.7 million represented the settlement of the outstanding principal of $700,000 and accrued interest of $17,911 on the Bridge Notes held by the Company’s Chief Executive Officer (a related party) through the issuance of 683,725 shares of common stock at the $1.05 offering price, as described in Note 7. The shares were issued in reliance on the exemption from registration under Rule 506(b) of Regulation D and are restricted securities. The Company’s Board of Directors, including a majority of the disinterested directors, approved the participation of the related parties in the September 2026 Private Placement on the same terms as the unaffiliated investors. The Inside Investors purchased 481,905 shares for cash of approximately $0.5 million and received 683,725 shares upon conversion of the related-party Bridge Notes, for a total of 1,165,630 shares and consideration of approximately $1.2 million (cash and debt settled). The outside investors purchased 1,347,620 shares for cash of approximately $1.4 million.

On December 30, 2025, the Company entered into securities purchase agreements with certain investors pursuant to which the investors agreed to purchase in a private placement an aggregate of 411,765 shares of common stock for the aggregate gross proceeds of approximately $0.7 million at a purchase price per share of $1.70.

On July 11, 2025, the Company entered into securities purchase agreements with certain investors pursuant to which the investors agreed to purchase in a private placement an aggregate of 1,250,000 shares of common stock for the aggregate gross proceeds of approximately $2.0 million at a purchase price per share of $1.60.

Warrants

The Company had 463,622 and 898,622 warrants to purchase common stock outstanding as of September 30, 2026 and December 31, 2025, respectively, with a weighted-average exercise price of $8.46 and $5.33, respectively. Warrants to purchase 435,000 shares of common stock with an exercise price of $2.00 per share expired unexercised during the nine months ended September 30, 2026.

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

As of September 30, 2026, the Company’s Plan has 9,098,000 authorized shares to be issued under the Plan. There were 2,819,038 shares available for issuance as of September 30, 2026.

The following table summarizes information concerning options outstanding and exercisable:

		Weighted-	Weighted-	Aggregate
		average	average	intrinsic
		exercise	remaining contractual	value
	Amount	price	life (years)	(in thousands)
Outstanding at December 31, 2025	4,641,685	$3.72	6.2	$200
Granted	1,551,326	1.16
Outstanding at September 30, 2026	6,193,011	3.08	6.5	2,028
Options exercisable	4,132,087	3.49	5.8	664
Options vested and expected to vest	4,845,380	3.16	6.4	1,362

Total unrecognized compensation expense for the remaining 1,347,631 performance-based awards, including the 600,000 milestone-based options granted to the Company’s Chief Executive Officer in July 2026, is approximately $3.3 million as of  September 30, 2026. This amount will be recognized when achievement of the related performance conditions becomes probable.

During the nine months ended September 30, 2026, the Company determined that the performance conditions for certain performance-based awards were probable of achievement or were achieved and recognized cumulative catch-up adjustments to share-based compensation expense of $194,870 in the first quarter of 2026 related to the treatment of the first patient in the Company’s clinical trial, and $382,524 in the third quarter of 2026, related to performance-based options granted to the Company’s Chief Executive Officer in January 2024 that vested upon the Company achieving a cumulative capital-raising milestone of $10.0 million with the closing of the September 2026 Private Placement (Note 4). The Company recognized approximately $0.7 million and $1.6 million in share-based compensation during the three and nine months ended September 30, 2026, respectively, and approximately $0.5 million and $1.5 million during the three and nine months ended September 30, 2025, respectively.

On July 21, 2026, the Company granted its Chairman and Chief Executive Officer a nonqualified stock option under the Plan to purchase 1,200,000 shares of common stock at an exercise price of $1.09 per share, with a ten-year term. The closing price of the common stock on the grant date was $1.05 per share. The shares underlying the option award consist of 600,000 shares with time-based vesting based upon continued service with the Company, of which 100,000 vested upon signing of the award agreement in August 2026 in respect of the period from March 1, 2026 through August 31, 2026, with the remaining 500,000 shares vesting as to 16,667 shares on the first day of each calendar month commencing September 1, 2026, and 600,000 shares that vest upon the achievement of performance milestones, consisting of (1) 250,000 shares that will vest upon the closing of a sale of a controlling stake in the Company or the listing of the common stock on a national securities exchange, (2) 125,000 shares that will vest upon the common stock trading at a volume-weighted average price of at least two times the offering or listing price, or such fixed target as the Compensation Committee may establish, for 20 consecutive trading days following such offering or listing, (3) 125,000 shares that will vest upon the Company raising at least $10.0 million of additional capital following the grant date, and (4) 100,000 shares that will vest upon the earlier of FDA clearance to expand the Company’s ongoing clinical trial to pediatric subjects or the enrollment of the first patient in the Company’s next clinical study. The grant-date fair value of the option was approximately $1.1 million, estimated using the Black-Scholes model with an expected term of 5.6 years for the service-based portion, 6.5 years for Milestone #1, 7.0 years for Milestone #2, 6.0 years for Milestone #3 and 6.5 years for Milestone #4, risk-free interest rates of 4.4% to 4.5%, expected volatility of 106% for the service-based portion and 110% to 112% for the milestone-based portions and no expected dividends. The portion that vested on signing carried no remaining requisite service and its full grant-date fair value was recognized on vesting; compensation cost for the remaining service-based shares is recognized on a straight-line basis through the final monthly installment in February 2029. At September 30, 2026, 116,667 shares of the service-based portion were vested and exercisable. As of September 30, 2026, the Company concluded that achievement of each of the performance milestones was not probable, and accordingly no compensation cost has been recognized for the milestone-based portion of the award; unrecognized compensation cost related to that portion was approximately $0.5 million.

Aggregate intrinsic value for outstanding options as of September 30, 2026 was approximately $2.0 million, representing options with exercise prices below the Company’s closing stock price of $2.20 per share as of September 30, 2026; the weighted-average exercise price of all outstanding options was $3.08. As of September 30, 2026, unrecognized compensation cost related to unvested non-performance-based awards amounted to approximately $0.7 million, which will be recognized over a weighted-average period of 1.7 years.

The weighted average assumptions for valuing the Company's stock options granted were as follows:

	Nine Months Ended
	September 30,
	2026	2025
Risk-free interest rate	4.37%	3.85%
Expected volatility	108.09%	116.11%
Expected term (in years)	5.8	5.2
Expected dividend yield	—%	—%

The weighted average estimated fair value of stock options granted using the Black-Scholes model was $0.93 and $1.33 per share for the nine months ended September 30, 2026 and 2025, respectively.

The Company recorded share-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Research and development	$39	$49	$254	$166
General and administrative	686	446	1,326	1,351
Total	$725	$495	$1,580	$1,517

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

As of September 30, 2026, the Company had no minimum remaining non‑cancelable purchase commitments under this agreement, as all future payments are contingent upon the achievement of development and manufacturing milestones and the Company’s authorization of continued services.

On July 1, 2025, the Company entered into a services agreement with Beijing Quarkmed Technology Co., Ltd. with a total contract value of approximately $206,000 for regulatory and clinical support activities. In the third quarter of 2025, the Company made an initial payment of $72,118.44, which was fully expensed by December 31, 2025 using a percentage‑of‑completion method. No additional payments had been made under the contract as of September 30, 2026. As of September 30, 2026, the Company had incurred approximately $93,000 of costs, all of which are included in research and development expense. Accordingly, no prepaid assets related to this agreement were recorded as of September 30, 2026.

In November 2025, the Company entered into an insurance premium financing and security agreement. Under the agreement, the Company financed $199,980 of certain premiums, payable in nine monthly installments of $22,930, at a 7.60% annual percentage rate.  As of September 30, 2026, no amounts were outstanding under the financing and security agreement, as the Company paid the final installment under the agreement in August 2026. As of December 31, 2025, the outstanding balance of approximately $183,000 was included on the balance sheet in insurance premium financing payable.

7. Convertible Debt – Related Party

Convertible Debt

On April 13, 2026, May 8, 2026 and July 16, 2026, the Company entered into loan arrangements with Junli He, the Chairman, Chief Executive Officer, and Director of the Company (the “Lender”), pursuant to which the Lender loaned the Company an aggregate amount of $700,000 as evidenced by Bridge Notes executed by the Company in favor of, and accepted by, the Lender dated April 13, 2026 ($300,000), May 8, 2026 ($200,000) and July 16, 2026 ($200,000) (each a “Bridge Note”). The Company evaluated the Bridge Notes for derivative liability treatment and determined that the components of the Bridge Notes did not qualify for derivative accounting treatment.

The Bridge Notes accrued interest at an annual fixed rate of 8%, and the principal amount thereof was due and payable in full, together with all accrued and unpaid interest thereon, on the earlier to occur of a) the closing date (or later date of capital being provided pertaining to such continued offering that the following threshold is tripped) of the Company’s next capital raise that includes gross proceeds of at least $5,000,000 or b) the applicable maturity date, which is April 13, 2027, May 8, 2027 and July 16, 2027, respectively.  The Bridge Notes provide for optional conversion to equity at the discretion of the Lender. In the event the Company issues equity securities (including instruments or securities convertible into or exchangeable for such equity securities) in a transaction or series of related transactions resulting in aggregate gross proceeds to the Company at least equal to the original principal amount of the applicable Bridge Note, excluding the indebtedness evidenced by such Bridge Note (a “Qualified Financing”), on or before the applicable maturity date, the Lender may elect, by notice to the Company prior to the initial closing of the Qualified Financing (or the closing of any add-on thereto, as applicable), to convert the indebtedness evidenced by such Bridge Note into that number of equity securities of the Company equal to (x) the entire outstanding balance of such Bridge Note, including all principal and accrued and unpaid interest, divided by (y) the price per unit paid by the purchasers of such equity securities in the Qualified Financing. Accordingly, the conversion price is not a fixed price per share and will equal the price per unit paid by investors in the applicable Qualified Financing; the Bridge Notes do not provide for conversion at a discount to, or a premium over, such price.

On September 11, 2026, the September 2026 Private Placement (Note 4) constituted a Qualified Financing and the Lender elected to convert the entire outstanding balance of the Bridge Notes, consisting of principal of $700,000 and accrued interest of $17,911, into 683,725 shares of common stock at the $1.05 per share price paid by the other investors in the September 2026 Private Placement. The conversion was effected in accordance with the original conversion terms of the Bridge Notes without any change to those terms or the addition of consideration and, in accordance with ASC 470-20 as amended by ASU 2024-04, Induced Conversions of Convertible Debt Instruments, which became effective for the Company on January 1, 2026, did not represent an induced conversion. The Company accounted for the settlement as an extinguishment of the Bridge Notes in accordance with ASC 470-50, derecognizing the carrying amount of the Bridge Notes and accrued interest and recording the shares issued at their fair value, which equaled the carrying amount of the debt settled; accordingly, no gain or loss was recognized. The conversion was a non-cash financing activity. Interest expense on the Bridge Notes was approximately $11,000 and $18,000 for the three and nine months ended September 30, 2026, respectively. No Bridge Notes were outstanding as of September 30, 2026.

8. Leases

The Company leases laboratory and office space and certain equipment with a remaining term of approximately one year.

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

The HQ Lease contains escalating payments during the lease term. Upon execution of the HQ Lease, the Company paid a security deposit, which will be held in escrow and credited at the termination of the lease. As of September 30, 2026, a security deposit of approximately $14,000 was included in long-term prepaid contracts on the Company’s condensed consolidated balance sheet related to the HQ Lease.

All of the Company’s leases qualify as operating leases. The following table summarizes the presentation of the Company’s operating leases in its condensed consolidated balance sheets:

		September 30,	December 31,
	Balance Sheet Classification	2026	2025

Assets:
Operating lease assets	Right-of-use assets, net	$113	$195
Liabilities:
Current portion of operating lease liability	Operating lease liability	116	113
Operating lease liability, net of current portion	Operating lease liability, net of current portion	—	86
Total operating lease liability		$116	$199

The Company recorded operating lease expense in the following categories in its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development	$11	$11	$33	$33
General and administrative	22	22	66	66
Total	$33	$33	$99	$99

Cash paid included in the computation of the operating lease assets and lease liability during the three and nine months ended September 30, 2026 amounted to approximately $33,000 and $99,000, respectively.  Cash paid included in the computation of the operating lease assets and lease liability during the three and nine months ended September 30, 2025 amounted to approximately $32,000 and $96,000, respectively.

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases are as follows:

	As of September 30,
	2026	2025
Remaining lease term (in years)	0.92	1.92
Discount rate	13.29%	13.29%

The minimum lease payments for future years are as follows:

As of
September 30,
2026
(in thousands)
2026	$34
2027	90
Total lease payments	124
Less: imputed interest	(8)
Present value of operating lease liability	$116

9. Net Loss Per Share

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders for the nine months ended September 30, 2026 and 2025 because including them would have had an anti-dilutive effect:

	Nine Months Ended
	September 30,
	2026	2025
Options to purchase common stock	6,193,011	4,641,685
Warrants to purchase common stock	463,622	898,622
Total	6,656,633	5,540,307

The 2,513,250 shares of common stock issued in the September 2026 Private Placement (including the 683,725 shares issued upon conversion of the Bridge Notes) are included in the weighted-average shares outstanding from the September 11, 2026 issuance date. Shares issuable upon conversion of the Bridge Notes (683,725 shares at the conversion on September 11, 2026), which were outstanding from April 13, 2026 until their conversion on September 11, 2026, were also excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

10. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2026 and 2025 due to the expected loss before income taxes to be incurred for the years ended December 31, 2026 and 2025, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

11. Segments

The Company’s CODM is its Chief Executive Officer. The Company’s CODM evaluates the operating results of the Company’s reportable segments based on cash used in operations, revenues and segment net (loss) income.

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

The Company has two operating and reportable segments: (i) Regenerative Biotech focused on the development of regenerative medicine treatments with operations currently in the United States and (ii) Consumer Health Products relating to consumer health products with operations currently in Asia. All of the Company’s revenue was generated in Asia for the three and nine months ended September 30, 2026 and 2025.  The following tables present segment revenues, significant expense categories provided to the Company’s CODM at least quarterly, other segment items, and segment net (loss) income for the three and nine months ended September 30, 2026 and 2025, in thousands:

Three Months Ended September 30, 2026
	Regenerative Biotech	Consumer Health Products	Consolidated Total
Revenue
Product revenue	$—	$145	$145
Significant Expense Categories (provided to CODM)
Cost of sales	—	133	133
Research and development	218	—	218
Sales and marketing	—	17	17
General and administrative (a)	1,236	1	1,237
Total significant segment expenses	1,454	151	1,605
Other Segment Items
Other segment items (b)	(3)	—	(3)
Segment net loss	$(1,457)	$(6)	$(1,463)

Three Months Ended September 30, 2025
	Regenerative Biotech	Consumer Health Products	Consolidated Total
Revenue
Product revenue	$—	$123	$123
Significant Expense Categories (provided to CODM)
Cost of sales	—	112	112
Research and development	655	—	655
Sales and marketing	—	25	25
General and administrative (a)	1,041	4	1,045
Total significant segment expenses	1,696	141	1,837
Other Segment Items
Other segment items (b)	14	—	14
Segment net loss	$(1,682)	$(18)	$(1,700)

Nine Months Ended September 30, 2026
	Regenerative Biotech	Consumer Health Products	Consolidated Total
Revenue
Product revenue	$—	$785	$785
Significant Expense Categories (provided to CODM)
Cost of sales	—	730	730
Research and development	1,729	—	1,729
Sales and marketing	3	48	51
General and administrative (a)	3,032	1	3,033
Total significant segment expenses	4,764	779	5,543
Other Segment Items
Other segment items (b)	(1)	—	(1)
Segment net (loss) income	$(4,765)	$6	$(4,759)

Nine Months Ended September 30, 2025
	Regenerative Biotech	Consumer Health Products	Consolidated Total
Revenue
Product revenue	$—	$485	$485
Significant Expense Categories (provided to CODM)
Cost of sales	—	447	447
Research and development	1,953	—	1,953
Sales and marketing	—	35	35
General and administrative (a)	3,264	3	3,267
Total significant segment expenses	5,217	485	5,702
Other Segment Items
Other segment items (b)	24	11	35
Segment net (loss) income	$(5,193)	$11	$(5,182)

The following table presents cash and cash equivalents and total assets by segment as of  September 30, 2026 and December 31, 2025, in thousands:

	September 30,	December 31,
	2026	2025
Cash and cash equivalents:
Regenerative Biotech	$1,465	$1,206
Consumer Health Products	386	146
Total	$1,851	$1,352

Total assets:
Regenerative Biotech	$2,470	$2,277
Consumer Health Products	699	400
Total	$3,169	$2,677

(a) Certain general and administrative costs (including executive compensation, corporate legal fees, audit fees, investor relations, and insurance) are shared across both segments. For internal reporting purposes, such costs are allocated to each segment based on an estimate of the proportion of management time and corporate resources utilized by each segment. Costs directly attributable to a segment are charged directly to that segment. For the three and nine months ended September 30, 2026 and 2025, the Regenerative Biotech segment bore substantially all general and administrative expense, as the Consumer Health Products segment incurred minimal shared corporate overhead.

(b) “Other segment items” for the Regenerative Biotech segment consists of interest income earned on money market balances, sublease and other miscellaneous income, and interest expense on the related-party Bridge Notes and insurance premium financing. For the three and nine months ended September 30, 2026, interest expense exceeded interest and other income, resulting in net other expense for the segment; for the three and nine months ended September 30, 2025, other segment items represented net other income. For the Consumer Health Products segment, other segment items consist of foreign currency transaction effects and other minor income items. The other segment items line represents the arithmetic difference between segment revenues, less the significant expense categories disclosed above, and the reported segment net (loss) income, in accordance with ASC 280-10-50-26B.

12. Subsequent Events

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and, other than the matter described below and as disclosed elsewhere in these notes, did not identify any subsequent events requiring recognition or disclosure.

On October 14, 2026, the Company, through its wholly-owned subsidiary Harvard Apparatus Regenerative Technology Limited (Hong Kong), formed Hazai Technology (Shenzhen) Co., Ltd., a wholly-owned subsidiary organized under the laws of the People’s Republic of China. As of the date these condensed consolidated financial statements were issued, the subsidiary had not commenced operations and no capital had been contributed.

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

We have encountered delays in patient recruitment for our ongoing clinical trial, driven by several factors, including the existing comorbid conditions for clinical trial participants, the stringent eligibility criteria required by the FDA for our studies, and logistical difficulties in enrolling participants. In September 2026, we closed our clinical trial site at the University of Michigan. No patients had been enrolled at that site, and we determined that the continuing cost of maintaining it was not warranted. Mayo Clinic is now our only active clinical trial site.

Although we are actively implementing strategies to mitigate these challenges, such as enhancing patient outreach efforts and concentrating our resources on our remaining clinical trial site, there is a risk that these measures may not completely resolve the recruitment issues. Our product candidates are currently in development and have not yet received regulatory approval for sale anywhere in the world.

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

Since our incorporation, we have devoted substantially all of our resources to developing our programs, building our intellectual property portfolio, business planning, raising capital and providing selling, general and administrative support for these operations. To date, we have financed our operations with proceeds from the sales of common stock, preferred stock and warrants and, in 2026, the issuance of convertible notes to our Chief Executive Officer that were converted into common stock.

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

Operating Losses and Cash Requirements

We have incurred substantial operating losses since our inception, and as of September 30, 2026, had an accumulated deficit of approximately $111.3 million and will require additional financing to fund future operations. We expect that our cash on hand as of September 30, 2026 of approximately $1.9 million will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2027, based on our current cash flow forecast, which assumes continued deferral of a portion of salaries and no settlement of accrued but unpaid salaries.  We expect to continue to incur operating losses and negative cash flows from operations for 2026 and in future years. Therefore, as disclosed in Note 1 to our Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, these conditions raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional capital to fund our current operations. In the event we do not raise additional capital from outside sources during the first quarter of 2027, we may be forced to curtail or cease our operations.

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

Other (expense) income, net. Other (expense) income, net consists primarily of interest on the related-party bridge notes and finance charges on insurance installment payments, offset by sublease income, interest income and other miscellaneous income.

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

Results of Operations

The following table summarizes the results of our operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months				Nine Months
	Ended		Change 2026		Ended		Change 2026
	September 30,		vs. 2025		September 30,		vs. 2025
	2026	2025	Change	%	2026	2025	Change	%
Product revenue	$145	$123	$22	18%	$785	$485	$300	62%

Operating expenses
Cost of sales	133	112	21	19%	730	447	283	63%
Research and development	218	655	(437)	(67%)	1,729	1,953	(224)	(11%)
Sales and marketing	17	25	(8)	(32%)	51	35	16	46%
General and administrative	1,237	1,045	192	18%	3,033	3,267	(234)	(7%)
Total operating expenses	1,605	1,837	(232)	(13%)	5,543	5,702	(159)	(3%)

Other (expense) income, net:
Interest income	—	11	(11)	(100%)	2	31	(29)	(94%)
Interest expense	(13)	(2)	(11)	(550%)	(23)	(7)	(16)	(229%)
Other income	10	5	5	100%	20	11	9	82%
Total other (expense) income, net	(3)	14	(17)	NM	(1)	35	(36)	NM
Net loss	$(1,463)	$(1,700)	$237	14%	$(4,759)	$(5,182)	$423	8%

NM indicates that the percentage change is not meaningful.

Comparison of the three months ended September 30, 2026 and 2025

Product Revenue

Product revenue was $145,000 and $123,000 for the three months ended September 30, 2026 and 2025, respectively.  The $22,000 increase, representing 18% growth, reflected continued shipments to Health Regen under the Distribution Agreement. Revenue is recognized when goods are made available to Health Regen for transfer; customer prepayments for orders not yet shipped are recorded in deferred revenue, which increased to $690,000 at September 30, 2026 from $252,000 at December 31, 2025.

Cost of Sales

Cost of sales was $133,000 and $112,000 for the three months ended September 30, 2026 and 2025, respectively. The increase is consistent with higher product shipments; cost of sales was 92% and 91% of product revenue for the three months ended September 30, 2026 and 2025, respectively.

Research and Development Expense

Research and development expense decreased approximately 67%, to approximately $0.2 million for the three months ended September 30, 2026 as compared to approximately $0.7 million for the three months ended September 30, 2025. The decrease was primarily attributable to lower clinical trial costs, including a vendor credit of approximately $184,000 issued by our CRO on August 13, 2026 for overcharges on a June 2026 invoice, which more than offset third-quarter CRO fees, the absence of clinical and regulatory consulting costs incurred in the prior-year period and lower preclinical study costs, partially offset by higher patent prosecution costs and scientific advisory board fees.

Sales and Marketing Expense

Sales and marketing expense was approximately $17,000 and $25,000 for the three months ended September 30, 2026 and 2025, respectively, consisting of sales personnel and promotional costs of our Consumer Health Products segment.

General and Administrative Expense

General and administrative expense increased approximately 18%, to approximately $1.2 million for the three months ended September 30, 2026 as compared to approximately $1.0 million for the three months ended September 30, 2025. The increase was attributable to higher share-based compensation expense of approximately $0.7 million compared to approximately $0.4 million in the prior-year period, including a cumulative catch-up of $382,524 recognized upon achievement of the $10.0 million cumulative capital-raising milestone on performance-based options held by our Chief Executive Officer and expense on the July 2026 option grant to our Chief Executive Officer (see Note 5). Excluding share-based compensation, general and administrative expense decreased approximately $48,000, primarily due to lower insurance premiums, travel and legal costs.

Interest income

During the three months ended September 30, 2026, interest income was de minimis, as compared to approximately $11,000 earned from our money market account during the three months ended September 30, 2025.

Interest expense

During the three months ended September 30, 2026 and 2025, we recorded interest expense of approximately $13,000 and $2,000, respectively, consisting of approximately $11,000 of interest accrued on the related-party bridge notes through their conversion on September 11, 2026 and finance charges on insurance installment payments.

Other income

For the three months ended September 30, 2026 and 2025, we recorded approximately $10,000 and $5,000, respectively, in other income, consisting of sublease income of approximately $5,000 in each period and, in 2026, approximately $5,000 of miscellaneous receipts. The sublease is part of our ongoing efforts to optimize the use of our facilities.

Comparison of the nine months ended September 30, 2026 and 2025

Product Revenue

Product revenue was $785,000 and $485,000 for the nine months ended September 30, 2026 and 2025, respectively.  The $300,000 increase, representing 62% growth, was driven by an increase in shipments under the Distribution Agreement with Health Regen, including expanded distribution and new product launches within our Consumer Health Products segment, such as CoQ-10 and sleep aid gummies, alongside continued performance from our existing offerings such as Liver Guard.

Cost of Sales

Cost of sales was $730,000 and $447,000 for the nine months ended September 30, 2026 and 2025, respectively. The increase reflects higher shipment volumes; cost of sales was 93% and 92% of product revenue for the nine months ended September 30, 2026 and 2025, respectively.

Research and Development Expense

Research and development expense decreased approximately 11%, to approximately $1.7 million for the nine months ended September 30, 2026 as compared to approximately $2.0 million for the nine months ended September 30, 2025. The decrease was primarily attributable to lower preclinical study costs, which in the prior-year period included colon and uterus studies at academic institutions, lower clinical trial costs, reflecting the August 2026 CRO vendor credit of approximately $184,000, and lower patent costs, partially offset by higher clinical and regulatory consulting costs, higher scientific advisory board fees and higher share-based compensation expense of approximately $0.3 million compared to approximately $0.2 million, including a $194,870 cumulative catch-up recognized in the first quarter of 2026 on performance-based options that vested upon treatment of the first patient in our clinical trial.

Sales and Marketing Expense

Sales and marketing expense increased approximately 46%, to approximately $51,000 for the nine months ended September 30, 2026 as compared to approximately $35,000 for the nine months ended September 30, 2025. The increase reflects a full nine months of sales personnel and promotional costs in our Consumer Health Products segment.

General and Administrative Expense

General and administrative expense decreased approximately 7%, to approximately $3.0 million for the nine months ended September 30, 2026 as compared to approximately $3.3 million for the nine months ended September 30, 2025. The decrease was primarily attributable to lower insurance premiums following the 2025 renewal, lower public company, travel and legal costs and lower employee benefit costs, while share-based compensation expense included in general and administrative expense decreased slightly to approximately $1.3 million from approximately $1.4 million in the prior-year period.

Interest income

During the nine months ended September 30, 2026 and 2025, we recorded interest income of approximately $2,000 and $31,000, respectively, earned from our money market account; the decrease reflects lower average cash balances during 2026.

Interest expense

During the nine months ended September 30, 2026 and 2025, we recorded interest expense of approximately $23,000 and $7,000, respectively, consisting of approximately $18,000 of interest accrued on the related-party bridge notes in the 2026 period, which was settled in shares upon conversion on September 11, 2026, and finance charges on insurance installment payments.

Other income

For the nine months ended September 30, 2026 and 2025, we recorded approximately $20,000 and $11,000, respectively, in other income, consisting primarily of sublease income of approximately $14,000 and $7,000, respectively, and miscellaneous receipts. The sublease is part of our ongoing efforts to optimize the use of our facilities.

Liquidity and Capital Resources

Sources of liquidity. We have incurred operating losses since inception, and as of September 30, 2026, we had an accumulated deficit of approximately $111.3 million. We are currently investing significant resources in the development and commercialization of our product candidates for use by clinicians and researchers in the fields of regenerative medicine and bioengineering. As a result, we expect to incur operating losses and negative operating cash flows for the foreseeable future. Therefore, as disclosed in Note 1 to our Condensed Consolidated Financial Statements, these conditions raise substantial doubt about our ability to continue as a going concern. On September 11, 2026, we closed the September 2026 Private Placement of 2,513,250 shares of our common stock at $1.05 per share for aggregate consideration of approximately $2.6 million, including approximately $0.7 million of related-party bridge notes and accrued interest settled in shares, as described in Notes 4 and 7 to our Condensed Consolidated Financial Statements.

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Net cash used in operating activities	$(2,127)	$(3,164)
Net cash provided by financing activities	$2,621	$2,000

Comparison of the nine months ended September 30, 2026 and 2025

Operating activities. Net cash used in operating activities of approximately $2.1 million for the nine months ended September 30, 2026 was due primarily to our net loss of approximately $4.8 million offset by adjustments for non-cash items of approximately $1.7 million due to non-cash expenses for share-based compensation, depreciation and amortization, and an approximately $1.0 million increase to cash from changes in working capital, primarily higher accrued liabilities, including accrued payroll, and higher deferred revenue, partially offset by an increase in long-term prepaid contracts and prepaid research and development and payments on insurance premium financing.

Net cash used in operating activities of approximately $3.2 million for the nine months ended September 30, 2025 was due primarily to our net loss of approximately $5.2 million offset by adjustments for non-cash items of approximately $1.6 million due to non-cash expenses for share-based compensation, depreciation and amortization, and an approximately $0.4 million increase to cash from changes in working capital due to the timing of payments for accounts receivable, inventory, prepaid expenses, long-term prepaid contracts, accounts payable, deferred revenue, insurance premium financing and accrued expenses.

Financing activities. Net cash provided by financing activities was approximately $2.6 million for the nine months ended September 30, 2026, consisting of $700,000 of proceeds from bridge loans from Junli He, our Chairman, Chief Executive Officer, and Director, evidenced by bridge notes bearing interest at an annual fixed rate of 8%, all of which were converted into shares of our common stock on September 11, 2026, and approximately $1.9 million of cash proceeds from the September 2026 Private Placement. Net cash provided by financing activities was approximately $2.0 million for the nine months ended September 30, 2025, consisting of proceeds from the July 2025 private placement of 1,250,000 shares of common stock.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of September 30, 2026.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon the evaluation described above, our principal executive officer and our principal financial and accounting officer have concluded that they believe our disclosure controls and procedures were effective as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our principal executive officer and our principal financial and accounting officer, has evaluated whether any change in our internal control over financial reporting occurred during the quarter ended September 30, 2026. During the period covered by this report, we have concluded that there were no changes during the fiscal quarter in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 11, 2026, we issued an aggregate of 2,513,250 shares of our common stock at a purchase price of $1.05 per share to six accredited investors, including our Chairman and Chief Executive Officer and two of our directors, in a private placement for aggregate consideration of approximately $2.6 million, consisting of approximately $1.9 million in cash and the settlement of $717,911 of principal and accrued interest under bridge notes held by our Chief Executive Officer. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. No underwriters were involved and no commissions were paid. We intend to use the net cash proceeds for working capital and general corporate purposes, including our ongoing clinical trial. The issuance was previously reported in our Current Report on Form 8-K filed on September 14, 2026.

We did not repurchase any of our equity securities during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

(c)  During the three months ended September 30, 2026, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Index

10.1	Bridge Note dated July 16, 2026 executed by Harvard Apparatus Regenerative Technology, Inc. payable to the order of Junli He (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on August 3, 2026, and incorporated by reference thereto).

10.2+	Form of Securities Purchase Agreement, dated September 11, 2026, between Harvard Apparatus Regenerative Technology, Inc. and the investors named therein (previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed on September 14, 2026, and incorporated by reference thereto).

10.3*#	Nonqualified Stock Option Agreement, dated July 21, 2026, between Harvard Apparatus Regenerative Technology, Inc. and Junli He.

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

#	Management contract or compensatory plan or arrangement.

*	Filed herewith.

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

Date: November 12, 2026

HARVARD APPARATUS REGENERATIVE TECHNOLOGY, INC.

By:	/s/ Junli He
Name:	Junli He
Title:	Chief Executive Officer, Director, and Chairman (principal executive officer)

By:	/s/ Joseph L. Damasio Jr.
Name:	Joseph L. Damasio Jr.
Title:	Chief Financial Officer (principal financial and accounting officer)